Form 10-Q
period 1995-03-31
MEDAR INC
filed 1995-05-12
CIK 719152

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                  FORM 10-Q


        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                    For Three Months Ended March 31, 1995

                         Commission File No. 0-12728



                                 MEDAR, INC.
                           38700 Grand River Avenue
                       Farmington Hills, Michigan 48335
                                (313) 477-3900



STATE OF INCORPORATION:  MICHIGAN                          E.I.N.:  38-2191935

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                      Yes __X__              No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at April 30, 1995
         -----                                   -----------------------------
Common stock, no par value, stated
 value $.20 per share                                    8,706,057 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                         MEDAR, INC. AND SUBSIDIARIES

                                                             March 31           December 31
                                                               1995                1994
                                                                      (Unaudited)
ASSETS
CURRENT ASSETS - Note E

    Cash                                                   $    731,531        $    586,227
    Short-term investments                                                        4,018,360
    Accounts receivable, less allowance of
       $281,000 at March 31, 1995 and $311,000
       at December 31, 1994                                  12,632,202          11,938,278
    Inventories - Note C                                     13,637,041          11,431,635
    Costs and estimated earnings in excess of
       billings on incomplete contracts - Note D              2,698,870           2,290,559
    Other current assets                                      1,220,514             743,839

            TOTAL CURRENT ASSETS                             30,920,158          31,008,898


PROPERTY, PLANT AND EQUIPMENT - Note E

    Land and land improvements                                  324,021             324,021
    Building and building improvements                        3,579,365           3,537,670
    Production and engineering equipment                      2,370,267           2,169,908
    Furniture, fixtures and other                             1,073,246             870,511
    Computer equipment                                        2,864,197           2,623,608
                                                             10,211,096           9,525,718
    Less accumulated depreciation                             4,138,681           3,906,149
                                                              6,072,415           5,619,569


OTHER ASSETS

    Capitalized computer software
       development costs, net of amortization                 6,096,695           5,701,274
    Deferred income taxes                                         6,000              73,000
    Other                                                     1,301,116           1,119,808
                                                              7,403,811           6,894,082

                                                           $ 44,396,384        $ 43,522,549

See notes to consolidated financial statements.

                   CONSOLIDATED BALANCE SHEETS - Continued
                         MEDAR, INC. AND SUBSIDIARIES


                                                             March 31           December 31
                                                               1995                1994
                                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

    Notes payable                                                              $    146,126
    Accounts payable                                       $  5,002,239           4,389,662
    Employee compensation                                       944,448           1,106,882
    Accrued and other liabilities                             1,187,257           1,154,937
    Current maturities of long-term debt - Note E               842,469             471,695
    Deferred income taxes                                       280,000             280,000

            TOTAL CURRENT LIABILITIES                         8,256,413           7,549,302

LONG-TERM DEBT, less current maturities - Note E              1,878,121           1,971,942

COMMITMENTS AND CONTINGENCIES - Note H

STOCKHOLDERS' EQUITY - Note G

    Common stock, without par value, stated value
       $.20 per share; 10,000,000 shares authorized;
       8,663,869 shares issued and outstanding
       (8,630,469 shares at December 31, 1994)                1,732,774           1,726,094
    Additional paid-in capital                               29,190,819          29,101,516
    Retained earnings                                         3,408,305           3,261,704
    Accumulated translation adjustment                          (70,048)            (88,009)
            TOTAL STOCKHOLDERS' EQUITY                       34,261,850          34,001,305

                                                           $ 44,396,384        $ 43,522,549

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         MEDAR, INC. AND SUBSIDIARIES


                                                  Three Months ended March 31
                                                     1995              1994
                                                          (Unaudited)
Net sales                                       $ 11,358,668      $  9,249,638
Cost of sales                                      8,118,051         6,174,926

    GROSS MARGIN                                   3,240,617         3,074,712

Costs and expenses:
    Marketing                                      1,073,683           789,568
    General and administrative                     1,435,580           513,162
    Research and development                         476,246           468,205

                                                   2,985,509         1,770,935

    EARNINGS FROM OPERATIONS                         255,108         1,303,777

Interest:
  Expense                                             69,478           126,396
  Income                                             (42,971)
                                                      26,507           126,396

    EARNINGS BEFORE INCOME TAXES                     228,601         1,177,381

Provision for income taxes - Note F                   82,000           219,000

    NET EARNINGS                                $    146,601      $    958,381


Net earnings per share                          $        .02      $        .12

Weighted average number of shares of
  common stock outstanding                         9,008,414         7,725,259

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MEDAR, INC. AND SUBSIDIARIES


                                                           Three Months ended March 31
                                                              1995              1994
                                                                   (Unaudited)
OPERATING ACTIVITIES
Net earnings                                               $   146,601      $   958,381
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                           705,966          531,263
       Provision for deferred income taxes                      65,000          204,000
       Changes in operating assets and liabilities          (3,530,388)        (578,140)

         NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                             (2,612,821)       1,115,504

INVESTING ACTIVITIES
Sale of short-term investments                               4,018,360
Purchase of property and equipment                            (680,514)        (397,362)
Investment in capitalized software                            (831,337)        (539,717)

         NET CASH PROVIDED BY (USED IN) INVESTING
           ACTIVITIES                                        2,506,509         (937,079)

FINANCING ACTIVITIES
Net increase (decrease) in borrowings under
    line of credit                                            (148,740)           9,175
Debt repayments on long-term debt and capital
    lease obligations                                         (128,561)      (3,957,230)
Proceeds from long-term borrowings                             398,250        4,290,000
Proceeds from exercise of stock options                        127,765           74,040

         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                248,714          415,985

Effect of exchange rate changes on cash                          2,902             (272)

         INCREASE IN CASH                                      145,304          594,138

Cash at beginning of period                                    586,227          499,593

         CASH AT END OF PERIOD                             $   731,531      $ 1,093,731

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MEDAR, INC. AND SUBSIDIARIES
                                MARCH 31, 1995


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

Certain items in the 1994 financial statements have been reclassified to conform with the corresponding 1995 presentation.

Note B - Acquisition of Integral Vision Ltd.

Effective January 1, 1995, the Company acquired 100% of the common stock and preference shares of Integral Vision Ltd. (Integral) for 654,282 previously unissued shares of Medar, Inc. common stock. Integral is a machine vision company located in the United Kingdom, which develops and manufactures solutions for OEM's and end-users. This transaction has been accounted for as a pooling of interests and accordingly, the consolidated financial statements for all periods presented have been restated to include the accounts of Integral.

Combined and separate results of Medar and Integral for the three months ended March 31, 1994 are as follows:

                        Medar         Integral        Combined
Net sales            $8,614,072      $  635,566      $9,249,638
Net income              927,014          31,367         958,381

Intercompany transactions and adjustments to conform financial statement presentation were not material to the above numbers.

Note C - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                             March 31        December 31
                               1995             1994
Raw materials              $ 6,376,562       $ 4,997,585
Work-in-process              4,326,577         4,031,832
Finished goods               2,933,902         2,402,218
                           $13,637,041       $11,431,635

Note D - Costs and Estimated Earnings in Excess of Billings on Incomplete
         Contracts

Revenues on long-term contracts are recognized using the percentage of completion method based on the ratio of labor costs incurred to date on the contract to estimated total labor costs for the contract. The effects of changes to estimated total contract costs are recognized in the period determined and losses, if any, are recognized fully when identified. Costs incurred and earnings recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on incomplete contracts. Long-term contracts include a relatively high percentage of engineering costs and are generally less than one year in duration.

Activity on long-term contracts is summarized as follows:

                                                  March 31         December 31
                                                    1995               1994
Contract costs to date                         $  4,181,640       $  5,681,635
Estimated contract earnings                       4,716,353          5,415,595
                                                  8,897,993         11,097,230
Less billings to date                            (6,199,123)        (8,806,671)
   Costs and estimated earnings in excess
    of billings on incomplete contracts        $  2,698,870       $  2,290,559

Note E - Long Term Debt and Other Financing Arrangements

The Company has a $5,000,000 line of credit with its bank. The advances bear interest at the bank's prime rate or a negotiated rate (at the Company's option, subject to the bank's approval). In connection with this note, the Company has agreed, among other covenants, to maintain net worth, debt to equity, and debt service coverage as defined, at specified levels. This line is payable upon demand and there were no amounts outstanding on this line at March 31, 1995.

Long-term debt at March 31, 1995 and December 31, 1994 consisted of the following:

                                   March 31       December 31
                                     1995            1994
Term note payable to bank         $2,062,500      $2,125,000
Other                                658,090         318,637
                                   2,720,590       2,443,637
Less current maturities              842,469         471,695

                                  $1,878,121      $1,971,942

The term note payable to the bank is payable in quarterly installments of $62,500 plus interest at 1/4% over the bank's prime rate (the bank's prime rate was 9.00% and 8.50% at March 31, 1995 and December 31, 1994, respectively), with the balance becoming due June 29, 1998. This note is collateralized by the Medar office and production facility in Farmington Hills, Michigan and equipment, inventory and accounts receivable at all North American locations.

Maturities of long-term debt, excluding those payable within twelve months from March 31, 1995 (which are stated as current maturities of long-term debt), are $253,000 in 1996; $250,000 in 1997; and $1,375,000 in 1998.

Note F - Income Taxes

Significant components of the provision for income taxes for the three months ended March 31 are as follows:

                                1995          1994
Current:
   Foreign                    $  5,000      $  3,000
   State                        12,000        12,000
                                17,000        15,000
Deferred:
   Federal                      43,000       200,000
   Foreign                      22,000         4,000
                                65,000       204,000
                              $ 82,000      $219,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                       March 31      December 31
                                                         1995            1994
Deferred tax liabilities:
   Deductible software development costs, net of
     amortization                                     $1,960,000      $1,947,000
   Tax over book depreciation                            368,000         368,000
   Percentage of completion                              736,000         736,000
     Total deferred tax liabilities                    3,064,000       3,051,000

Deferred tax assets:
   Net operating loss carryforwards                    1,462,000       1,518,000
   Credit carryforwards                                  828,000         823,000
   Reverse for obsolescence                              155,000         155,000
   Other                                                 345,000         348,000
     Total deferred tax assets                         2,790,000       2,844,000
     Net deferred tax liabilities                     $  274,000      $  207,000

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the three months ended March 31 is as follows:

                                             1995            1994
Tax at U.S. statutory rates               $  78,000       $ 400,000
Utilization of net operating loss
   carryforward                                            (197,000)
Other nondeductible expenses                  7,000          10,000
Other                                       (15,000)         (6,000)
State income taxes                           12,000          12,000
                                          $  82,000       $ 219,000

Note G - Stock Options

At March 31, 1995, there were options to purchase 630,100 shares outstanding ranging in price from $1.50 to $11.50.


Note H - Legal Proceedings

On April 8, 1994, Square D Company ("Square D") filed in the United States District Court for the Eastern District of Michigan a lawsuit against the Company alleging that certain of the Company's resistance welding control products infringe two patents of Square D. On April 8, 1994, Square D filed a second suit, in the United States District Court for the District of Delaware, making similar allegations relating to three different patents of Square D. The Delaware suit has subsequently been amended to add a fourth patent. The complaints in both actions seek injunctive relief, damages, treble damages, interest, costs, and attorney's fees. The Company believes that it has defenses to the claims and intends to defend this litigation vigorously. This litigation has and will continue to require the Company to incur substantial costs and has and will require significant commitment of the time and attention of management. There can be no assurance as to the outcome of this or any litigation and adverse findings could subject the Company to liability to Square D, require the Company to obtain licenses from Square D, or otherwise affect the Company's ability to manufacture and sell the resistance welding products involved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales increased $2.1 million (22.8%) from $9.3 million to $11.4 million in the first quarter of 1995. The increase was due to a higher volume of vision product sales as the demand for the Company's optical inspection product line continued. The quarter also contained an increase in vision sales from its recently acquired subsidiary, Integral Vision Ltd.

Cost of sales increased from $6.2 million to $8.1 million and as a percentage of net sales from 66.8% to 71.5%. The increased percentage is principally the result of increased manufacturing costs not recovered through sales price increases, costs incurred related to the introduction of new products and changes in the mix of welding products.

Sales backlog for the Company at March 31, 1995 was $7.5 million, compared to $7.4 million at March 31, 1994.

Marketing expense increased from $0.8 million to $1.1 million and as a percentage of net sales from 8.5% to 9.5%. The increase was due to increased personnel and promotional activity being devoted to support of higher sales volume and the marketing of new products.

General and administrative expense increased from $0.5 million to $1.4 million and as a percentage of net sales from 5.5% to 12.6%. The major reason for this increase was the $0.7 million of legal fees incurred as part of the patent litigation currently in process. These legal expenses will likely continue until this litigation is closed.

Research and development expenses remained relatively unchanged at $0.5 million.

Net interest expense decreased as a percentage of net sales from 1.3% to 0.2%. The decrease is the result of a portion of the proceeds from the stock offering in May 1994 being used to pay off debt and the remainder being invested.

The provision for income taxes decreased from $0.2 million to $0.1 million, but the effective tax rate increased from 1994 to 1995. The increase in the effective tax rate is the result of the utilization of net operating loss carryforwards in 1994. There were no remaining net operating loss carryforwards available for use in 1995 for financial reporting purposes.

Liquidity and Capital Resources

The Company has a $5,000,000 line of credit with its bank. The advances bear interest at the bank's prime rate or a negotiated rate (at the Company's option, subject to the bank's approval). This line is payable upon demand and there were no amounts outstanding on this facility at March 31, 1995.

During the quarter ended March 31, 1995, the Company utilized cash generated from operations, the increase in accounts payable and the sale of short-term investments to fund the investment in property and equipment and capitalized software as well as the increase in accounts receivable and inventory. The accounts receivable increase was principally related to an increase in invoicing activity during the quarter ended March 31, 1995. The increase in inventory is primarily related to the increase in business activity in 1995.

The Company believes that current financial resources, together with cash generated from operations, will be adequate to meet cash requirements through 1995. The 1995 acquisition of Integral is not expected to significantly impact the Company's financial resources. The Company does not currently anticipate capital expenditures in excess of $1.5 million for 1995.

PART II.  OTHER INFORMATION

Items 1 and 5.   Legal proceedings and other information

                 On April 8, 1994, Square D Company ("Square D") filed in the United States District Court for the Eastern District of Michigan a lawsuit against the Company alleging that certain of the Company's resistance welding control products infringe two patents of Square D. On April 8, 1994, Square D filed a second suit, in the United States District Court for the District of Delaware, making similar allegations relating to three different patents of Square D. The Delaware suit has subsequently been amended to add a fourth patent. The complaints in both actions seek injunctive relief, damages, treble damages, interest, costs, and attorney's fees. The Company believes that it has defenses to the claims and intends to defend this litigation vigorously. This litigation has and will continue to require the Company to incur substantial costs and has and will require significant commitment of the time and attention of management. There can be no assurance as to the outcome of this or any litigation and adverse findings could subject the Company to liability to Square D, require the Company to obtain licenses from Square D, or otherwise affect the Company's ability to manufacture and sell the resistance welding products involved.

Item 6. Exhibits and reports on Form 8-K

                 (a)  Exhibits

                      Exhibit 11:  Calculation of earnings per share

                 (b) A report on Form 8-K was filed dated March 2, 1995 covering the acquisition of Integral Vision Ltd. A Form 8-K/A was filed dated April 26, 1995 covering the same acquisition.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





//CHARLES J. DRAKE//                                                 05/12/95
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




//GERALD R. SMITH//                                                  05/12/95
Gerald R. Smith
Vice President of Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)