Form 10-Q
period 1995-06-30
MEDAR INC
filed 1995-08-11
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      FOR THREE MONTHS ENDED JUNE 30, 1995

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


                           YES __X__         NO ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




         CLASS                         OUTSTANDING AT JULY 31, 1995
         -----                         ----------------------------
Common stock, no par value, stated
 value $.20 per share                         8,712,731 shares


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                               JUNE 30                            DECEMBER 31
                                                                                1995                                  1994
                                                                     ------------------------------------------------------------
                                                                                             (UNAUDITED)
                 ASSETS

                 CURRENT ASSETS - Note E

                     Cash and cash equivalents                                   $   736,644                     $     586,227
                     Short-term investments                                                                          4,018,360
                     Accounts receivable, less allowance of
                        $293,000 at June 30, 1995 and $311,000
                        at December 31, 1994                                      12,154,048                        11,938,278
                     Inventories - Note C                                         13,896,925                        11,431,635
                     Costs and estimated earnings in excess of
                        billings on incomplete contracts - Note D                  2,430,457                         2,290,559
                     Other current assets                                          1,207,913                           743,839
                                                                                 -----------                      ------------

                             TOTAL CURRENT ASSETS                                 30,425,987                        31,008,898


                 PROPERTY, PLANT AND EQUIPMENT - Note E

                     Land and land improvements                                      324,021                           324,021
                     Building and building improvements                            3,627,149                         3,537,670
                     Production and engineering equipment                          2,497,459                         2,169,908
                     Furniture, fixtures and other                                 1,289,649                           870,511
                     Computer equipment                                            3,144,395                         2,623,608
                                                                                 -----------                      ------------
                                                                                  10,882,673                         9,525,718
                     Less accumulated depreciation                                 4,406,923                         3,906,149
                                                                                 -----------                      ------------
                                                                                   6,475,750                         5,619,569


                 OTHER ASSETS

                     Capitalized computer software
                        development costs, net of amortization                     6,469,977                         5,701,274
                     Deferred income taxes                                         1,091,000                            73,000
                     Other                                                         3,532,807                         1,119,808
                                                                                 -----------                      ------------
                                                                                  11,093,784                         6,894,082
                                                                                 -----------                      ------------

                                                                                 $47,995,521                      $ 43,522,549
                                                                                 ===========                      ============

See notes to consolidated financial statements.

                          MEDAR, INC. AND SUBSIDIARIES


                                                                                JUNE 30                       DECEMBER 31
                                                                                 1995                            1994
                                                                  ---------------------------------------------------------------
                                                                                             (UNAUDITED)
                 LIABILITIES AND STOCKHOLDERS' EQUITY

                 CURRENT LIABILITIES

                     Notes payable                                              $    180,476                      $    146,126
                     Accounts payable                                              3,857,912                         4,389,662
                     Employee compensation                                           718,242                         1,106,882
                     Accrued and other liabilities                                 1,007,344                         1,154,937
                     Current maturities of long-term debt - Note E                   807,337                           471,695
                     Deferred income taxes                                           286,000                           280,000
                     Patent litigation accrual-Note H                              4,552,802
                                                                                ------------                      ------------

                             TOTAL CURRENT LIABILITIES                            11,410,113                         7,549,302

                 LONG-TERM DEBT, less current maturities - Note E                  4,385,529                         1,971,942

                    STOCKHOLDERS' EQUITY - Note G

                     Common stock, without par value, stated
                        value $.20 per share; 15,000,000 shares
                        authorized; 8,706,057 shares issued and
                        outstanding (8,630,469 shares at
                        December 31, 1994)                                         1,741,211                         1,726,094
                     Additional paid-in capital                                   29,427,143                        29,101,516
                     Retained earnings                                             1,115,073                         3,261,704
                     Accumulated translation adjustment                              (83,548)                          (88,009)
                                                                                ------------                      ------------
                             TOTAL STOCKHOLDERS' EQUITY                           32,199,879                        34,001,305
                                                                                ------------                      ------------

                                                                                $ 47,995,521                      $ 43,522,549
                                                                                ============                      ============

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                                         THREE MONTHS ENDED JUNE 30
                                                                                   1995                                1994
                                                                       ----------------------------------------------------------
                                                                                                (UNAUDITED)

                 Net sales                                                    $  11,193,766                      $ 10,665,897
                 Cost of sales                                                    7,731,202                         7,150,655
                                                                              -------------                      ------------

                     GROSS MARGIN                                                 3,462,564                         3,515,242

                 Costs and expenses:
                     Marketing                                                    1,215,097                           930,782
                     General and administrative                                     670,262                           627,576
                     Research and development                                       272,292                           510,773
                     Patent litigation costs - Note H                             4,625,000                            75,000
                                                                              -------------                      ------------

                                                                                  6,782,651                         2,144,131
                                                                              -------------                      ------------

                     EARNINGS (LOSS) FROM OPERATIONS                             (3,320,087)                        1,371,111

                 Interest:
                   Expense                                                           81,022                            (8,888)
                   Income                                                           (13,877)                          (24,277)
                                                                              -------------                      ------------
                                                                                     67,145                           (33,165)
                                                                              -------------                      ------------

                     EARNINGS (LOSS) BEFORE INCOME TAXES                         (3,387,232)                        1,404,276

                 Provision (credit) for income taxes - Note F                    (1,094,000)                          289,000
                                                                              -------------                      ------------

                     NET EARNINGS (LOSS)                                      $  (2,293,232)                     $  1,115,276
                                                                              =============                      ============


                 Net earnings (loss) per share                                $        (.26)                     $        .13
                                                                              =============                      ============

                 Weighted average number of shares of
                   common stock (and common stock equivalents in 1994)
                   outstanding                                                    8,696,697                         8,269,228
                                                                              =============                      ============


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES



                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                 1995                               1994
                                                                        --------------------------------------------------------
                                                                                                  (UNAUDITED)
                 Net sales                                                       $ 22,552,434                      $ 19,915,535
                 Cost of sales                                                     15,849,253                        13,324,156
                                                                                 ------------                      ------------

                     GROSS MARGIN                                                   6,703,181                         6,591,379

                 Costs and expenses:
                     Marketing                                                      2,288,780                         1,722,858
                     General and administrative                                     1,392,842                         1,140,738
                     Research and development                                         711,538                           977,895
                     Patent litigation costs- Note H                                5,375,000                            75,000
                                                                                 ------------                      ------------
                                                                                    9,768,160                         3,916,491
                                                                                 ------------                      ------------

                     EARNINGS (LOSS) FROM OPERATIONS                               (3,064,979)                        2,674,888

                 Interest:
                   Expense                                                            150,500                           117,508
                   Income                                                             (56,848)                          (24,277)
                                                                                 ------------                      ------------
                                                                                       93,652                            93,231
                                                                                 ------------                      ------------

                     EARNINGS (LOSS) BEFORE INCOME TAXES                           (3,158,631)                        2,581,657

                 Provision (credit) for income taxes - Note F                      (1,012,000)                          508,000
                                                                                 ------------                      ------------

                     NET EARNINGS (LOSS)                                         $ (2,146,631)                     $  2,073,657
                                                                                 ============                      ============


                 Net earnings (loss) per share                                   $       (.25)                     $        .26
                                                                                 ============                      ============

                 Weighted average number of shares of
                   common stock (and common stock equivalents in 1994)
                   outstanding                                                      8,672,785                         7,997,244
                                                                                 ============                      ============


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                                  SIX MONTHS ENDED JUNE 30
                                                                                  1995               1994
                                                                         ----------------------------------------
                                                                                        (UNAUDITED)
                 OPERATING ACTIVITIES
                 Net earnings (loss)                                            $(2,146,631)       $ 2,073,657
                 Adjustments to reconcile net earnings to net cash
                     provided by (used in) operating activities:
                        Depreciation and amortization                             1,546,909          1,112,917
                        Provision for deferred income taxes                      (1,012,000)           486,000
                        Changes in operating assets and liabilities              (4,934,910)        (1,394,488)
                        Increase in patent litigation accrual                     4,552,802
                                                                                -----------        -----------

                          NET CASH PROVIDED BY (USED IN)
                          OPERATING ACTIVITIES                                   (1,993,830)         2,278,086

                 INVESTING ACTIVITIES
                 Sale of short-term investments                                   4,018,360
                 Purchase of property and equipment                              (1,357,855)          (769,313)
                 Investment in capitalized software                              (1,662,904)        (1,305,656)
                                                                                -----------        -----------

                          NET CASH PROVIDED BY (USED IN)
                          INVESTING ACTIVITIES                                      997,601         (2,074,969)

                 FINANCING ACTIVITIES
                 Net increase (decrease) in borrowings under
                     line of credit                                                  31,565             (1,288)
                 Debt repayments on long-term debt and capital
                     lease obligations                                             (249,587)       (12,439,901)
                 Proceeds from long-term borrowings                                 998,250          6,765,000
                 Proceeds from exercise of stock options                            365,283             74,040
                 Net proceeds from sale of common stock                                             13,666,045
                                                                                -----------        -----------

                          NET CASH PROVIDED BY
                          FINANCING ACTIVITIES                                    1,145,511          8,063,896
                                                                                -----------        -----------

                 Effect of exchange rate changes on cash                              1,135              1,210
                                                                                -----------        -----------
                          INCREASE IN CASH                                          150,417          8,268,223

                 Cash at beginning of period                                        586,227            499,593
                                                                                -----------        -----------

                          CASH AT END OF PERIOD                                 $   736,644        $ 8,767,816
                                                                                ===========        ===========



See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                          MEDAR, INC. AND SUBSIDIARIES
                                 JUNE 30, 1995




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

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

Combined and separate results of Medar and Integral for the six months ended June 30, 1994 are as follows:

                              MEDAR            INTEGRAL            COMBINED
                            ----------       ------------       --------------
  Net sales                $ 18,409,381    $  1,506,154           $ 19,915,535
  Net income (loss)           2,112,007         (38,350)             2,073,657


Intercompany transactions and adjustments to conform financial statement presentation were not material to the above numbers.

Note C - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                      JUNE 30               DECEMBER 31
                                       1995                    1994
                               -----------------------------------------
Raw materials                   $    5,175,348            $  4,997,585
Work-in-process                      5,974,695               4,031,832
Finished goods                       2,746,882               2,402,218
                                --------------            ------------
                                $   13,896,925            $ 11,431,635
                                ==============            ============



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

Activity on long-term contracts is summarized as follows:

                                                                                   JUNE 30                       DECEMBER 31
                                                                                    1995                             1994
                                                                            ----------------------------------------------------
                 Contract costs to date                                          $   5,744,140                  $   5,681,635
                 Estimated contract earnings                                         5,938,801                      5,415,595
                                                                                 -------------                  -------------
                                                                                    11,682,941                     11,097,230
                 Less billings to date                                              (9,252,484)                    (8,806,671)
                                                                                 -------------                  -------------
                    Costs and estimated earnings in excess
                    of billings on incomplete contracts                          $   2,430,457                  $   2,290,559
                                                                                 =============                  =============





Note E - Long Term Debt and Other Financing Arrangements
Long-term debt at June 30, 1995 and December 31, 1994 consisted of the following:





                                                                JUNE 30                         DECEMBER 31
                                                                  1995                              1994
                                                         ----------------------------------------------------
Term note payable to bank                                   $   2,000,000                     $   2,125,000
Revolving note payable to bank                                    600,000
Patent license payable                                          2,000,000
Other                                                             592,866                           318,637
                                                            -------------                     -------------
                                                                5,192,866                         2,443,637
Less current maturities                                           807,337                           471,695
                                                             ------------                     -------------
                                                            $   4,385,529                     $   1,971,942
                                                            =============                     =============

The term note payable to the bank is payable in quarterly installments of $62,500 plus interest at the bank's prime rate (the bank's prime rate was 9.00% and 8.50% at June 30, 1995 and December 31, 1994, respectively), with the balance becoming due June 29, 1998. This note is collateralized by the Medar office and production facility in Farmington Hills, Michigan and equipment, inventory and accounts receivable at all North American locations.

The Company has a revolving note payable to its bank with a maximum balance of $8,000,000. This note expires June 29, 1997 and has advances which bear interest at the bank's prime rate or other rates made available under the terms of the agreement.

Maturities of long-term debt, excluding those payable within twelve months from June 30, 1995 (which are stated as current maturities of long-term debt), are $300,000 in 1996; $1,000,000 in 1997; $1,537,000 in 1998; $175,000 in 1999; and
$1,374,000 thereafter.



Note F - Income Taxes
Significant components of the provision (credit) for income taxes for the six months ended June 30 are as follows:



                                                                                      1995                         1994
                                                                                 --------------               --------------
                 Current:
                   Foreign                                                                                    $       (2,000)
                   State                                                                                              24,000
                                                                                                              --------------
                                                                                                                      22,000
                                                                                                              --------------
                 Deferred:
                   Federal                                                       $ (1,037,000)                       495,000
                   Foreign                                                             25,000                         (9,000)
                                                                                 ------------                 --------------
                                                                                   (1,012,000)                       486,000
                                                                                 ------------                  -------------
                                                                                 $ (1,012,000)                $      508,000
                                                                                 ============                 ==============



Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                          JUNE 30                       DECEMBER 31
                                                                                           1995                            1994
                                                                                      -------------                  --------------
                 Deferred tax liabilities:
                   Deductible software development costs, net of
                   amortization                                                         $2,150,000                       $1,947,000
                   Tax over book depreciation                                              365,000                          368,000
                   Percentage of completion                                                736,000                          736,000
                                                                                        ----------                       ----------
                     Total deferred tax liabilities                                      3,251,000                        3,051,000

                 Deferred tax assets:
                   Net operating loss carryforwards                                      2,732,000                        1,518,000
                   Credit carryforwards                                                    863,000                          823,000
                   Reserve for obsolescence                                                163,000                          155,000
                   Other                                                                   298,000                          348,000
                                                                                        ----------                       ----------
                     Total deferred tax assets                                           4,056,000                        2,844,000
                                                                                        ----------                       ----------
                     Net deferred tax liabilities (assets)                              $ (805,000)                      $  207,000
                                                                                        ==========                       ==========

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the six months ended June 30 is as follows:

                                                                                       1995                        1994
                                                                                 --------------               -------------
                 Tax (credit) at U.S. statutory rates                             $ (1,074,000)                $    878,000
                 Utilization of net operating loss
                   carryforward                                                                                    (426,000)
                 Other nondeductible expenses                                           20,000                       28,000
                 Other                                                                  42,000                        4,000
                 State income taxes                                                                                  24,000
                                                                                  ------------                 ------------
                                                                                  $ (1,012,000)                $    508,000
                                                                                  ============                 ============




Note G - Stock Options
At June 30, 1995, there were options to purchase 798,912 shares outstanding ranging in price from $1.50 to $11.50. These options were not included in the calculation of net loss per share, as the effect was antidilutive.


Note H - Settlement of Legal Proceedings
In July 1995, Medar, Inc. reached a settlement of its patent litigation which was initiated by Square D Company in April of 1994 in the Federal District Courts in Eastern District of Michigan and in Delaware. This resolution also settles claims made by Medar against Square D. The terms of the settlement made under the auspices of the Federal District Court in Delaware provide for a cross license agreement on all single phase welding patents held by either company and call for a single payment related to use of technology in prior years as well as yearly payments for the use of technology in the future.

The single payment, which is expected to be paid in the third quarter of 1995, has been recorded as an expense in the second quarter of 1995 and as a current liability at June 30, 1995. The future payments have been reflected as a noncash transaction which increased both long-term debt and other assets by $2,000,000. This amount will be amortized over future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended June 30, 1995 Compared to June 30, 1994
Net sales increased $0.5 million (4.9%) to $11.2 million from $10.7 million. This increase was due to an increase in volume of vision sales as the higher demand for the Company's vision products continued.

Cost of sales increased to $7.7 million from $7.2 million and as a percentage of net sales to 69.1% from 67.0%. The increased percentage is primarily the result of additional costs incurred related to the introduction of certain new products and cost increases not recovered through sales price increases.

Sales backlog for the Company at June 30, 1995 was $16.8 million compared to $4.3 million at June 30, 1994. Most of the increase is due to receipt of a large order from one of the Company's major customers.

Marketing expense increased to $1.2 million from $0.9 million and as a percentage of net sales to 10.9% from 8.7%. The increase was due to increased personnel and promotional activity associated with new promotion programs and product introductions.

General and administrative expense was relatively unchanged.

Research and development expense decreased to $0.3 million from $0.5 million and as a percentage of net sales to 2.4% from 4.8% as a greater portion of engineering time was spent on areas other than product development in 1995.

Patent litigation costs relate to costs of settlement of the Company's patent litigation with Square D as well as the costs incurred to defend the case.

Net interest expense increased in 1995 from 1994 as 1994 was favorably impacted by gains realized upon the sale of interest rate swaps.

The effective tax rate in 1995 increased over the rate used in 1994 due to the utilization of net operating loss carryforwards in 1994.

Six Months Ended June 30, 1995 Compared to June 30, 1994
Net sales increased $2.6 million (13.2%) to $22.5 million from 19.9 million. This increase was due to an increase in volume of vision sales as the higher demand for the Company's vision products continued.

Cost of sales increased to $15.8 million from $13.3 million and as a percentage of net sales to 70.3% from 66.9%. The increased percentage is principally the result of increased manufacturing costs not recovered through sales price increases, costs incurred related to the introduction of certain new products and changes in the mix of welding products.

Marketing expense increased to $2.3 million from $1.7 million and as a percentage of net sales to 10.1% from 8.7%. The increase was due to increased personnel and promotional activity associated with new promotion programs and product introductions.

General and administrative expense increased to $1.4 million from $1.1 million and as a percentage of net sales to 6.2% from 5.7%. The increase was primarily due to additional support needed for expansion of the Company's U.K. facility.

Patent litigation costs relate to costs of settlement of the Company's patent litigation with Square D as well as the costs incurred to defend the case.

Net interest expense increased in 1995 from 1994 as 1994 was favorably impacted by gains realized upon the sale of interest rate swaps.

The effective tax rate in 1995 increased over the rate used in 1994 due to the utilization of net operating loss carryforwards in 1994.

Liquidity and Capital Resources
The Company has a revolving note payable to its bank with a maximum balance of $8,000,000. This note expires June 29, 1997 and has advances which bear interest at the bank's prime rate or a choice of other rates made available under the terms of the agreement.

During the six months ended June 30, 1995, the Company utilized cash generated from the sale of short-term investments and the proceeds from long-term borrowings to fund investments in property and equipment and capitalized software as well as the increase in inventory. The increase in inventory is primarily related to the increase in business activity in 1995.

The Company believes that current financial resources, together with cash generated from operations, will be adequate to meet cash requirements through 1995. The 1995 acquisition of Integral is not expected to significantly impact the Company's financial resources. The Company does not currently anticipate capital expenditures for which it would not be able to obtain appropriate financing through the remainder of 1995.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


In July 1995, Medar, Inc. reached a settlement of its patent litigation which was initiated by Square D Company in April of 1994 in the Federal District Courts in Eastern District of Michigan and in Delaware. This resolution also settles claims made by Medar against Square D. The terms of the settlement made under the auspices of the Federal District Court in Delaware provide for a cross license agreement on all single phase welding patents held by either company and call for a single payment related to use of technology in prior years as well as yearly payments for the use of technology in the future.

ITEM 2.  RESULTS OF VOTES OF SECURITY HOLDERS

The annual meeting of the Company was held on May 31, 1995. The matters voted upon were the election of directors, amendment to the Articles of Incorporation, authorization of a Stock Option Plan and other business which may come before the meeting (of which there was none). The results of the votes were as follows:

                                                       For                 Withheld              Non-Votes
                                                  -------------         -------------          -------------
                 Max A. Coon                        7,409,539               21,096                  500
                 Charles J. Drake                   7,410,739               19,896                  500
                 Stephan Sharf                      7,408,339               22,296                  500
                 Vincent Shunsky                    7,410,439               20,196                  500
                 Gerald R. Smith                    7,410,539               20,096                  500
                 William B. Wallace                 7,410,639               19,996                  500
                 Stephen R. Zynda                   7,409,439               21,196                  500
                 Frederico de Magalhaes             7,410,639               19,996                  500


                                                       For                  Against            Absentensions            Non-Votes
                                                   -----------           ------------          -------------          ------------
                 Amendment to Articles
                 of Incorporation
                 increasing the
                 authorized common
                 stock of Medar, Inc.               6,752,666              124,643                174,426                379,400

                 Stock Option Plan
                 authorized to grant
                 500,000 shares of
                 common stock of
                 Medar, Inc.                        5,335,117              342,708                336,749              1,416,561

                 Other business which
                 may come before the
                 meeting                            6,051,952              679,070                699,613                    500


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

    Exhibit 10.1: Revolving Credit and Loan Agreement dated August 10, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

    Exhibit 10.2: Amendment No. 2 to Loan and Credit Agreement and Term Note dated August 10, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and NBD Bank.

    Exhibit 11:      Calculation of earnings per share

(b) A Form 8-K/A was filed dated April 26, 1995 covering the acquisition of Integral Vision Ltd. A Form 8-K was filed dated July 28, 1995 covering the settlement of patent litigation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/s/ CHARLES J. DRAKE                                              08/10/95
- --------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/s/ RICHARD R. CURRENT                                            08/10/95
- ----------------------
Richard R. Current
Vice President of Finance
Medar, Inc.
(Principal Financial & Accounting Officer)

                                 Exhibit Index

Exhibit
Number               Decription
- -------              ----------

10.1    Revolving Credit and Loan Agreement dated August 10,
        1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.2 Amendment No. 2 to Loan and Credit Agreement and Term Note dated August 10, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and NBD Bank.

11      Calculation of earnings per share

27      Financial Data Schedule