Form 10-Q
period 1995-09-30
MEDAR INC
filed 1995-11-09
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For Three Months Ended September 30, 1995

                          Commission File No. 0-12728



                                  MEDAR, INC.
                            38700 Grand River Avenue
                       Farmington Hills, Michigan  48335
                                 (810) 477-3900



STATE OF INCORPORATION:  MICHIGAN                             E.I.N.: 38-2191935

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X          No
                               -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                   OUTSTANDING AT OCTOBER 31, 1995
         -----                                   -------------------------------
Common stock, no par value, stated
 value $.20 per share                                     8,711,589 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                        MEDAR, INC. AND SUBSIDIARIES

                                                            SEPTEMBER 30                         DECEMBER 31
                                                                1995                                  1994
                                                     --------------------------------------------------------------
                                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS - Note E

    Cash and cash equivalents                                 $     670,927                     $     586,227
    Short-term investments                                                                          4,018,360
    Accounts receivable, less allowance of
       $275,000 at September 30, 1995 and $311,000
       at December 31, 1994                                      12,599,696                        11,938,278
    Inventories - Note C                                         15,662,289                        11,431,635
    Costs and estimated earnings in excess of
       billings on incomplete contracts - Note D                  1,460,616                         2,290,559
    Other current assets                                          1,265,294                           743,839
                                                              -------------                     -------------

            TOTAL CURRENT ASSETS                                 31,658,822                        31,008,898

PROPERTY, PLANT AND EQUIPMENT - Note E

    Land and land improvements                                      325,325                           324,021
    Building and building improvements                            3,713,165                         3,537,670
    Production and engineering equipment                          2,573,101                         2,169,908
    Furniture, fixtures and other                                 1,439,875                           870,511
    Computer equipment                                            3,385,640                         2,623,608
                                                              -------------                     -------------
                                                                 11,437,106                         9,525,718
    Less accumulated depreciation                                 4,702,840                         3,906,149
                                                              -------------                     -------------
                                                                  6,734,266                         5,619,569

OTHER ASSETS

    Capitalized computer software
       development costs, net of amortization                     6,747,717                         5,701,274
    Deferred income taxes                                         1,428,000                            73,000
    Other                                                         3,402,246                         1,119,808
                                                              -------------                     -------------
                                                                 11,577,963                         6,894,082
                                                              -------------                     -------------

                                                              $  49,971,051                     $  43,522,549
                                                              =============                     =============

See notes to consolidated financial statements.

                         MEDAR, INC. AND SUBSIDIARIES


                                                                SEPTEMBER 30                      DECEMBER 31
                                                                    1995                             1994
                                                    ---------------------------------------------------------------
                                                                                  (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Notes payable                                              $     72,276                     $    146,126
    Accounts payable                                              3,314,735                        4,389,662
    Employee compensation                                           889,167                        1,106,882
    Accrued and other liabilities                                   897,609                        1,154,937
    Current maturities of long-term debt - Note E                   380,416                          471,695
    Deferred income taxes                                           288,000                          280,000
    Patent litigation accrual-Note H                              3,576,853
                                                               ------------                     ------------

            TOTAL CURRENT LIABILITIES                             9,419,056                        7,549,302

LONG-TERM DEBT, less current maturities - Note E                  8,989,529                        1,971,942

STOCKHOLDERS' EQUITY - Note G

    Common stock, without par value, stated
       value $.20 per share; 15,000,000 shares
       authorized; 8,711,589 shares issued and
       outstanding (8,630,469 shares at
       December 31, 1994)                                         1,742,318                        1,726,094
    Additional paid-in capital                                   29,438,746                       29,101,516
    Retained earnings                                               466,159                        3,261,704
    Accumulated translation adjustment                              (84,757)                         (88,009)
                                                               ------------                     ------------
            TOTAL STOCKHOLDERS' EQUITY                           31,562,466                       34,001,305
                                                               ------------                     ------------

                                                               $ 49,971,051                     $ 43,522,549
                                                               ============                     ============

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         MEDAR, INC. AND SUBSIDIARIES


                                                                      THREE MONTHS ENDED SEPTEMBER 30
                                                                   1995                              1994
                                                         ---------------------------------------------------------
                                                                                 (UNAUDITED)
Net sales                                                      $  9,776,577                       $10,838,021
Cost of sales                                                     7,908,188                         6,651,366
                                                               ------------                       -----------

    GROSS MARGIN                                                  1,868,389                         4,186,655

Costs and expenses:
    Marketing                                                     1,251,340                         1,018,868
    General and administrative                                      879,027                           692,532
    Research and development                                        510,803                           774,857
    Patent litigation costs - Note H                                 86,000                           125,000
                                                               ------------                       -----------

                                                                  2,727,170                         2,611,257
                                                               ------------                       -----------

    EARNINGS (LOSS) FROM OPERATIONS                                (858,781)                        1,575,398

Interest:
  Expense                                                           131,849                            65,339
  Income                                                             (7,716)                          (90,663)
                                                               ------------                       -----------
                                                                    124,133                           (25,324)
                                                               ------------                       -----------

    EARNINGS (LOSS) BEFORE INCOME TAXES                            (982,914)                        1,600,722

Provision (credit) for income taxes - Note F                       (334,000)                          189,000
                                                               ------------                       -----------

    NET EARNINGS (LOSS)                                        $   (648,914)                      $ 1,411,722
                                                               ============                       ===========


Net earnings (loss) per share                                  $       (.07)                      $       .16
                                                               ============                       ===========

Weighted average number of shares of
  common stock (and common stock equivalents in
 1994) outstanding                                                8,708,964                         9,019,764
                                                               ============                       ===========

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         MEDAR, INC. AND SUBSIDIARIES


                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                  1995                              1994
                                                          --------------------------------------------------------
                                                                                 (UNAUDITED)
Net sales                                                      $ 32,329,011                      $ 30,753,556
Cost of sales                                                    23,757,441                        19,975,522
                                                               ------------                      ------------

    GROSS MARGIN                                                  8,571,570                        10,778,034

Costs and expenses:
    Marketing                                                     3,540,120                         2,741,726
    General and administrative                                    2,271,869                         1,833,270
    Research and development                                      1,222,341                         1,752,752
    Patent litigation costs - Note H                              5,461,000                           200,000
                                                               ------------                      ------------

                                                                 12,495,330                         6,527,748
                                                               ------------                      ------------

    EARNINGS (LOSS) FROM OPERATIONS                              (3,923,760)                        4,250,286

Interest:
  Expense                                                           282,349                           182,847
  Income                                                            (64,564)                         (114,940)
                                                               ------------                      ------------
                                                                    217,785                            67,907
                                                               ------------                      ------------

    EARNINGS (LOSS) BEFORE INCOME TAXES                          (4,141,545)                        4,182,379

Provision (credit) for income taxes - Note F                     (1,346,000)                          697,000
                                                               ------------                      ------------

    NET EARNINGS (LOSS)                                        $ (2,795,545)                     $  3,485,379
                                                               ============                      ============


Net earnings (loss) per share                                  $       (.32)                     $        .42
                                                               ============                      ============

Weighted average number of shares of
  common stock (and common stock equivalents in
 1994) outstanding                                                8,684,844                         8,338,084
                                                               ============                      ============

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MEDAR, INC. AND SUBSIDIARIES


                                                                         NINE MONTHS ENDED SEPTEMBER 30
                                                                     1995                              1994
                                                         -----------------------------------------------------------
                                                                                  (UNAUDITED)
OPERATING ACTIVITIES
Net earnings (loss)                                              $(2,795,545)                    $  3,485,379
Adjustments to reconcile net earnings to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                               2,400,059                        1,721,134
       Provision (credit) for deferred income taxes               (1,346,000)                         669,000
       Changes in operating assets and liabilities                (6,686,862)                      (2,444,490)
       Increase in patent litigation accrual                       3,576,853
                                                                 -----------                     ------------

         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                                     (4,851,495)                       3,431,023

INVESTING ACTIVITIES
Sale of short-term investments                                     4,018,360
Purchase of property and equipment                                (1,911,953)                      (1,291,634)
Investment in capitalized software                                (2,413,224)                      (1,923,062)
                                                                 -----------                     ------------

         NET CASH USED IN INVESTING ACTIVITIES                      (306,817)                      (3,214,696)

FINANCING ACTIVITIES
Net decrease in borrowings under line of credit                      (75,854)                         (14,746)
Debt repayments on long-term debt and capital
    lease obligations                                             (6,470,348)                     (12,611,274)
Proceeds from long-term borrowings                                11,399,900                        6,765,000
Proceeds from exercise of stock options                              377,993                           85,680
Net proceeds from sale of common stock                                                             13,666,045
                                                                 -----------                     ------------

         NET CASH PROVIDED BY
         FINANCING ACTIVITIES                                      5,231,691                        7,890,705
                                                                 -----------                     ------------

Effect of exchange rate changes on cash                               11,321                            1,876
                                                                 -----------                     ------------

         INCREASE IN CASH                                             84,700                        8,108,908

Cash at beginning of period                                          586,227                          499,593
                                                                 -----------                     ------------

         CASH AT END OF PERIOD                                   $   670,927                     $  8,608,501
                                                                 ===========                     ============

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                         MEDAR, INC. AND SUBSIDIARIES
                              SEPTEMBER 30, 1995



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1994.

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

Combined and separate results of Medar and Integral for the nine months ended September 30, 1994 are as follows:

                                Medar             Integral                Combined
                           --------------    -------------------     ------------------
Net sales                   $ 28,376,817         $   2,376,739            $ 30,753,556
Net income (loss)              3,593,449              (108,070)              3,485,379


Intercompany transactions and adjustments to conform financial statement presentation were not material to the above numbers.

Note C - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                                                 SEPTEMBER 30                    DECEMBER 31
                                                                    1995                             1994
                                                           ----------------------------------------------------
Raw materials                                                   $    7,989,614                  $   4,997,585
Work-in-process                                                      4,556,903                      4,031,832
Finished goods                                                       3,115,772                      2,402,218
                                                                --------------                 --------------
                                                                 $  15,662,289                  $  11,431,635
                                                                 =============                  =============

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

Costs and estimated earnings in excess of billings on incomplete contracts at September 30, 1995 and December 31, 1994 are as follows:

                                                                 SEPTEMBER 30                    DECEMBER 31
                                                                     1995                           1994
                                                           ----------------------------------------------------
Contract costs to date                                          $   2,713,586                  $   5,681,635
Estimated contract earnings                                         3,055,860                      5,415,595
                                                                -------------                  -------------
                                                                    5,769,446                     11,097,230
Less billings to date                                              (4,308,830)                    (8,806,671)
                                                                -------------                  -------------
   Costs and estimated earnings in excess
   of billings on incomplete contracts                          $   1,460,616                  $   2,290,559
                                                                =============                  =============

Note E - Long Term Debt and Other Financing Arrangements

Long-term debt at September 30, 1995 and December 31, 1994 consisted of the following:


                                                                 SEPTEMBER 30                    DECEMBER 31
                                                                     1995                            1994
                                                           ----------------------------------------------------
Term note payable to bank                                       $   1,937,500                  $   2,125,000
Revolving note payable to bank                                      5,291,500
Patent license payable                                              2,000,000
Other                                                                 140,945                        318,637
                                                                -------------                  -------------
                                                                    9,369,945                      2,443,637
Less current maturities                                               380,416                        471,695
                                                                -------------                  -------------
                                                                $   8,989,529                  $   1,971,942
                                                                =============                  =============


The term note payable to the bank is payable in quarterly installments of $62,500 plus interest at the bank's prime rate (the bank's prime rate was 8.75% and 8.50% at September 30, 1995 and December 31, 1994, respectively), with the balance becoming due June 29, 1998. This note is collateralized by the Medar office and production facility in Farmington Hills, Michigan and equipment, inventory and accounts receivable at all North American locations.

The Company has a revolving note payable to its bank with a maximum balance of $10,000,000. This note expires August 10, 1997 and has advances which bear interest at the bank's prime rate or other rates made available under the terms of the agreement.


Maturities of long-term debt, excluding those payable within twelve months from September 30, 1995 (which are stated as current maturities of long-term debt), are $210,000 in 1996; $5,690,000 in 1997; $1,535,000 in 1998; $174,000 in 1999;
and $1,381,000 thereafter.


Note F - Income Taxes

Significant components of the provision (credit) for income taxes for the nine months ended September 30 are as follows:

                                                                     1995                         1994
                                                                --------------                -------------
Current:
   Foreign                                                                                    $      (8,000)
   State                                                                                             36,000
                                                                                              -------------
                                                                                                     28,000
                                                                                              -------------
Deferred:
   Federal                                                       $ (1,358,000)                      690,000
   Foreign                                                             12,000                       (21,000)
                                                                 ------------                 -------------
                                                                   (1,346,000)                      669,000
                                                                 ------------                 -------------
                                                                 $ (1,346,000)                $     697,000
                                                                 ============                 =============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                     September 30                      December 31
                                                                         1995                              1994
                                                                     ------------                      -----------
Deferred tax liabilities:

   Deductible software development costs, net of
    amortization                                                      $ 2,239,000                       $1,947,000
   Tax over book depreciation                                             365,000                          368,000
   Percentage of completion                                               736,000                          736,000
                                                                      -----------                       ----------
   Total deferred tax liabilities                                       3,340,000                        3,051,000

Deferred tax assets:
   Net operating loss carryforwards                                     3,112,000                        1,518,000
   Credit carryforwards                                                   873,000                          823,000
   Reserve for obsolescence                                               167,000                          155,000
   Other                                                                  328,000                          348,000
                                                                      -----------                       ----------
    Total deferred tax assets                                           4,480,000                        2,844,000
                                                                      -----------                       ----------
    Net deferred tax liabilities (assets)                             $(1,140,000)                      $  207,000
                                                                      ===========                       ==========

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the nine months ended September 30 is as follows:

                                                                    1995                          1994
                                                                 ------------                 ------------
Tax (credit) at U.S. statutory rates                             $ (1,408,000)                $  1,422,000
Utilization of net operating loss
   carryforward                                                                                   (823,000)
Other nondeductible expenses                                           66,000                       44,000
Other                                                                  (4,000)                      18,000
State income taxes                                                                                  36,000
                                                                 ------------                 ------------
                                                                 $ (1,346,000)                $    697,000
                                                                 ============                 ============

Note G - Stock Options

At September 30, 1995, there were options to purchase 790,238 shares outstanding ranging in price from $1.50 to $11.50. These options were not included in the calculation of net loss per share, as the effect was antidilutive.

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

The single payment, which will be paid in the fourth quarter of 1995, was recorded as an expense in the second quarter of 1995 and as a current liability at September 30, 1995. The future payments have been reflected as a noncash transaction which increased both long-term debt and other assets by $2,000,000. This amount will be amortized over future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1995 Compared to September 30, 1994

Net sales decreased 9.8% to $9.8 million from $10.8 million. This decrease was due to an decrease in volume of vision sales.

Cost of sales increased to $7.9 million from $6.7 million and as a percentage of net sales to 80.9% from 61.4%. The increased percentage is primarily the result of costs incurred related to the introduction of certain new products as well as lower absorption of overhead associated with the lower sales volume. Management has implemented changes which it expects will improve gross margins. The full impact of these changes are not expected to be realized until 1996, however.

Sales backlog for the Company at September 30, 1995 was $13.7 million compared to $4.7 million at September 30, 1994. Most of the increase is due to receipt of a large order from one of the Company's major customers. This order is expected to be delivered over the next 18 months.

Marketing expense increased to $1.3 million from $1.0 million and as a percentage of net sales to 12.8% from 9.4%. The increase was primarily due to increased personnel and activity associated with new promotion programs and product introductions in the vision product line.

General and administrative expense increased to $0.9 million from $0.7 million and as a percentage of net sales to 9.0% from 6.4%. The increase is primarily the result of additional professional fees incurred for various projects.

Research and development expense decreased to $0.5 million from $0.8 million and as a percentage of net sales to 5.2% from 7.1%. The decrease was due to the Company concentrating more of its engineering resources in areas other than product hardware development in the current quarter.

Patent litigation costs relate to the costs incurred to defend the patent litigation with Square D.

Net interest expense increased in 1995 from 1994 as there were cash balances invested in 1994 and borrowings in 1995. The Company had cash balances during 1994 following sales of 1,300,000 common shares to the public.

Nine Months Ended September 30, 1995 Compared to September 30, 1994

Net sales increased 5.1% to $32.3 million from $30.8 million. The increase was due to an increase in volume of vision sales.

Cost of sales increased to $23.8 million from $20.0 million and as a percentage of net sales to 73.5% from 65.0%. The increased percentage is principally the result of increased manufacturing costs, costs incurred related to the introduction of certain new products and changes in the mix of welding products.

Marketing expense increased to $3.5 million from $2.7 million and as a percentage of net sales to 11.0% from 8.9%. The increase was primarily due to increased personnel and activity associated with new promotion programs and product introductions in the vision product line.

General and administrative expense increased to $2.3 million from $1.8 million and as a percentage of net sales to 7.0% from 6.0%. The increase was primarily due to additional support needed for expansion of the Company's U.K. facility and additional professional fees incurred for various projects.

Patent litigation costs relate to costs of settlement of the Company's patent litigation with Square D as well as the costs incurred to defend the case.

Net interest expense increased in 1995 from 1994 as 1994 was favorably impacted by gains realized upon the sale of interest rate swaps, cash balances resulting from the sale of 1,300,000 common shares to the public in 1994 which were invested and from borrowings in 1995.


Liquidity and Capital Resources

The Company has a revolving note payable to its bank with a maximum balance of $10,000,000. This note expires August 10, 1997 and has advances which bear interest at the bank's prime rate or a choice of other rates made available under the terms of the agreement.

During the nine months ended September 30, 1995, the Company utilized cash generated from the sale of short-term investments and the proceeds from long-term borrowings to fund investments in property and equipment and capitalized software as well as the increase in inventory. The increase in inventory is primarily related to the increase in business activity in 1995 and expected future activity.

The Company believes that current financial resources, together with available unused bank lines and cash generated from operations, will be adequate to meet known cash requirements. Subsequent to September 30, 1995, the Company acquired an additional building for $2.2 million to increase it's production capacity. This building was entirely financed with bank borrowings. The Company does not currently anticipate additional capital expenditures for which it would not be able to obtain appropriate financing.

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

Item 6. Exhibits and reports on Form 8-K

(a)  EXHIBITS

Exhibit
Number           Description of Document

2.1 Stock Purchase Agreement of Integral Vision effective January 1, 1995 (filed as Exhibit 2.1 to the registrant's Form 8-K dated March 2, 1995, SEC file 0-12728, and incorporated herein by reference).

2.2 Stock Purchase Agreement for Preference Shares of Integral Vision effective January 1, 1995 (filed as Exhibit 2.2 to the registrant's Form 8-K dated March 2, 1995, SEC file 0-12728, and incorporated herein by reference).

3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

10.1 Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant's Form S-1 Registration Statement effective July 2, 1985, SEC file 2-98085, and incorporated herein by reference).

10.2 Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 1992, SEC file 0-12728, and incorporated herein by reference).

10.3 Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.4 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC file 0-12728, and incorporated herein by reference).

10.5             Medar, Inc. Employee Stock Option Plan.

10.6 Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC file 0-12728, and incorporated herein by reference).

10.7 Contract between Shanghai Electric Welding Machine Works, Medar, Inc. and Lida U.S.A. dated August 30, 1993, related to joint venture agreement (both the original Chinese version and the English translation) (filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.8 Asset Purchase Agreement between Medar, Inc. and Air Gage Company dated February 28, 1994 (filed as Exhibit 10.8 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.9* License Agreement number 9303-004 between Medar, Inc. and Allen-Bradley Company, Inc. dated April 12, 1993 (filed as
                 Exhibit 10.9 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.10* License Agreement number 9304-009 between Medar, Inc. and Allen-Bradley Company, Inc. dated May 10, 1993 (filed as
                 Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.11            Agreement by and between Medar, Inc. and ABB Robotics, Inc.
                 dated December 1992 regarding joint development to integrate a weld controller into the S3 robot control (filed as Exhibit
                 10.11 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.12 1993 Incentive Program (filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.13 1994 Incentive program (filed as Exhibit 10.12 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

10.14 Term Note dated June 29, 1993 by and between Medar, Inc. and NBD Bank, N.A. (filed as Exhibit 4.2 to the registrant's Form 10-Q for the quater ended June 30, 1993, SEC file 0-12728, and incorporated herein by reference).

10.15 Amended and Restated Mortgage and Security Agreement dated June 29, 1993 by and between Medar, Inc. and NBD Bank, N.A. (filed as Exhibit 4.5 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.16 Revolving Credit and Loan Agreement dated August 10, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarter ended June 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.17 Amendment No. 2 to Loan and Credit Agreement and Term Note dated August 10, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and NBD Bank (filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended June 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.18 First Amendment to Revolving Credit and Loan Agreement dated October 12, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.19 Second Amended and Restated Revolving Note dated October 12, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.20 Second Amendment to Revolving Credit and Loan Agreement dated October 31, 1995 by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.21            Mortgage dated October 31, 1995 by and between Medar, Inc. and
                 NBD Bank.

10.22 Installment Business Loan Note dated October 31, 1995 by and between Medar, Inc. and NBD Bank.

10.23 Guarantee and Postponement of Claim dated August 10, 1995 by and between Medar Canada, Ltd. and NBD Bank.

10.24** Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company.

11               Calculation of Earnings per Share


                 * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                 ** The Company has requested confidential treatment with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.


(b) A Form 8-K was filed dated July 28, 1995 covering the settlement of patent litigation.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





//CHARLES J. DRAKE//                                                    11/08/95
-----------------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




//RICHARD R. CURRENT//                                                  11/08/95
------------------------------------------
Richard R. Current
Vice President of Finance
Medar, Inc.
(Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                                                Description
-------                                               -----------
2.1      Stock Purchase Agreement of Integral Vision effective January 1, 1995 (filed as Exhibit 2.1 to the registrant's
         Form 8-K dated March 2, 1995, SEC file 0-12728, and incorporated herein by reference).

2.2      Stock Purchase Agreement for Preference Shares of Integral Vision effective January 1, 1995 (filed as Exhibit
         2.2 to the registrant's Form 8-K dated March 2, 1995, SEC file 0-12728, and incorporated herein by reference).

3.1      Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended
         December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

3.2      Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended
         December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

10.1     Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant's Form S-1
         Registration Statement effective July 2, 1985, SEC file 2-98085, and incorporated herein by reference).

10.2     Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended
         December 31, 1992, SEC file 0-12728, and incorporated herein by reference).

10.3     Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.4     Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended
         December 31, 1992, SEC file 0-12728, and incorporated herein by reference).

10.5     Medar, Inc. Employee Stock Option Plan.

10.6     Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit
         10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC file 0-12728, and incorporated herein by reference).

10.7     Contract between Shanghai Electric Welding Machine Works, Medar, Inc. and Lida U.S.A. dated August 30, 1993, related to joint venture agreement (both the original Chinese version and the English translation) (filed as
         Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.8     Asset Purchase Agreement between Medar, Inc. and Air Gage Company dated February 28, 1994 (filed as Exhibit
         10.8 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.9*    License Agreement number 9303-004 between Medar, Inc. and Allen-Bradley Company, Inc. dated April 12, 1993
         (filed as Exhibit 10.9 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.10*   License Agreement number 9304-009 between Medar, Inc. and Allen-Bradley Company, Inc. dated May 10, 1993 (filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.11    Agreement by and between Medar, Inc. and ABB Robotics, Inc. dated December 1992 regarding joint development to integrate a weld controller into the S3 robot control (filed as Exhibit 10.11 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file 0-12728, and incorporated herein by reference).

10.12    1993 Incentive Program (filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31,
         1993, SEC file 0-12728, and incorporated herein by reference).

10.13    1994 Incentive program (filed as Exhibit 10.12 to the registrant's Form 10-K for the year ended December 31,
         1994, SEC file 0-12728, and incorporated herein by reference).

10.14    Term Note dated June 29, 1993 by and between Medar, Inc. and NBD Bank, N.A. (filed as Exhibit 4.2 to the registrant's Form 10-Q for the quater ended June 30, 1993, SEC file 0-12728, and incorporated herein by reference).

10.15    Amended and Restated Mortgage and Security Agreement dated June 29, 1993 by and between Medar, Inc. and NBD
         Bank, N.A. (filed as Exhibit 4.5 to the registrant's Form 10-K for the year ended December 31, 1993, SEC file
         0-12728, and incorporated herein by reference).

10.16    Revolving Credit and Loan Agreement dated August 10, 1995 by and between Medar, Inc., Automatic Inspection
         Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarter ended June 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.17    Amendment No. 2 to Loan and Credit Agreement and Term Note dated August 10, 1995 by and between Medar, Inc.,
         Automatic Inspection Devices, Inc. and NBD Bank (filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarter ended June 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.18    First Amendment to Revolving Credit and Loan Agreement dated October 12, 1995 by and between Medar, Inc.,
         Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.19    Second Amended and Restated Revolving Note dated October 12, 1995 by and between Medar, Inc., Automatic
         Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.20    Second Amendment to Revolving Credit and Loan Agreement dated October 31, 1995 by and between Medar, Inc.,
         Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank.

10.21    Mortgage dated October 31, 1995 by and between Medar, Inc. and NBD Bank.

10.22    Installment Business Loan Note dated October 31, 1995 by and between Medar, Inc. and NBD Bank.

10.23    Guarantee and Postponement of Claim dated August 10, 1995 by and between Medar Canada, Ltd. and NBD Bank.

10.24**  Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company.

11       Calculation of Earnings per Share

         * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         ** The Company has requested confidential treatment with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Commission under Rule 24b-2 under the Securities and Exchange Act of 1934, as amended.

(b)      A Form 8-K was filed dated July 28, 1995 covering the settlement of patent litigation.