Form 10-Q/A
period 1995-09-30
MEDAR INC
filed 1996-02-16
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                 Amendment One


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

     Class                                  Outstanding at October 31, 1995

Common stock, no par value, stated
  value $.20 per share                                8,711,589 shares

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






//CHARLES J. DRAKE//                                    02/16/96
---------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




//RICHARD R. CURRENT//                                  02/16/96
---------------------------------
Richard R. Current
Vice President of Finance
Medar, Inc.
(Principal Financial & Accounting Officer)