Form 10-K
period 1995-12-31
MEDAR INC
filed 1996-03-29
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
   For the fiscal year ended December 31, 1995, or
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
   For the transition period from                  to
                                  ----------------    ----------------
   Commission file number 0-12728

                                 MEDAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Michigan                          38-2191935
        ----------------------------------------       ---------------

               38700 Grand River Avenue,
              Farmington Hills, Michigan                    48335
        ----------------------------------------       ---------------
        (Address of principal executive offices)          (Zip Code)



 Registrant's telephone number, including area code:    (810)471-2660
                                                       ----------------

 Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
             Title of each class                   on which registered
             -------------------                  ----------------------
                    NONE                                NONE

Securities registered pursuant to Section 12(g) of the Act:

            COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE
            -------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

     YES   X     NO
         -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 1996:

     Common Stock, No Par Value, Stated Value $.20 Per Share - $52,940,963

The number of shares outstanding on each of the issuer's classes of common stock, as of February 29, 1996:

      Common Stock, No Par Value, Stated Value $.20 Per Share - 8,801,401

                     DOCUMENTS INCORPORATED BY REFERENCE




Portions of the proxy statement for the annual shareholders meeting to be held May 29, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Medar, Inc. ("The Company") develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principal applications for the Company's products include optical inspection systems and resistance welding controls. In 1978, Maxco Inc., a publicly-held, Michigan-based holding company ("Maxco") formed the Company under Michigan law for the purpose of acquiring the Company's predecessor. The predecessor company was incorporated under Delaware law in 1969 and was also called Medar, Inc. From 1978 to 1983, the Company was 100% owned by Maxco. In June of 1983, the Company issued to the public 800,000 shares of Common Stock, reducing Maxco's ownership to 80%. In July 1985, the Company issued 1,131,250 additional shares, and Maxco sold 881,250 shares, of Common Stock in a public offering, reducing Maxco's ownership to 39%. In May 1994, the Company issued 1,300,000 shares, and Maxco sold 145,000 shares of common stock in a public offering, further reducing Maxco's ownership to 22%. As of February 29, 1996, Maxco's ownership of the Company's Common Stock was just below 20%.

Most of the Company's Canadian sales of resistance welding controls are effected through its wholly-owned subsidiary, Medar Canada Ltd., located in Oshawa, Ontario, Canada. In 1987, the Company acquired 80% of the outstanding stock of Integral Vision-AID, Inc. ("AID"), formerly Automatic Inspection Devices, Inc., a developer and manufacturer of optical inspection devices, from Owens-Illinois, Inc. In 1991, the Company acquired the remaining 20% of such stock. Most of the Company's development and sales of certain optical inspection products are effected through AID.

In 1994, the Company formed a joint venture with Shanghai Electric Welding Machine Works and Lida, USA called Shanghai Medar Welding Equipment Corp., Ltd., a manufacturer of resistance welding controls located in China. The Company owns 21.3% of this joint venture.

In February 1995, the Company acquired 100% of the common stock and preference shares of Integral Vision Ltd. ("Integral"), an English corporation, for 654,282 previously unissued shares of Medar, Inc. common stock. Integral is a machine vision company which develops and manufactures solutions for OEM's and end-users.

When used herein, unless the context indicates otherwise, "Medar" or the "Company" also refers to the Company's predecessor and subsidiaries. The Company's principal offices are located at 38700 Grand River Avenue, Farmington Hills, Michigan 48335 and its telephone number is (810) 471-2660.


INDUSTRY BACKGROUND

Process monitoring and inspection for quality control are critical aspects of virtually every manufacturing process. Prior to the advent of microprocessor-based controls, most monitoring and inspection procedures were performed manually, often resulting in the interruption of continuous production lines. Manual inspection is generally less reliable than machine-based methods and is subject to limitations in accuracy and precision. In many cases manual inspection is performed on a random sampling basis and can result in the failure to detect defects on a timely basis. The introduction of microprocessor-based control systems for manufacturing environments has enabled high-quality monitoring and inspection without delaying continuous production. These systems have been developed to control and automate a variety of manufacturing tasks including resistance welding and product inspection.

Optical Inspection Equipment

Sophisticated manufacturing techniques often require high-speed inspection that is difficult and time-consuming to evaluate using conventional manual and visual methods. Human visual inspection is further limited by physical endurance and often results in inconsistent interpretations of quality.

Recent advancements in microprocessor-based systems and other technologies enhance the use of optics to identify defects and determine dimensional attributes. Which technology is deployed will depend on the types of materials to be inspected, the physical size and shape of manufactured products, the nature of defects and the speed with which the inspection must be performed. Optical inspection systems use an illumination source, data collection sensors and data analysis software. Proper illumination is a critical factor and can be achieved using a variety of sources such as white light or lasers. Light is projected through or reflected from an object and is collected by sensors, such as cameras and photo-electric cells. Software processes the resulting data and compares it to established acceptable patterns and tolerances. Based on this comparison, the part may be rejected or other corrective actions implemented.

There are two major technologies currently used for optical inspection. In "matrix technology," sensors are arranged in a two-dimensional grid, gathering two-dimensional data from a surface in a single frame. Also, when working in conjunction with a form of structured lighting, these two-dimensional images can be processed to form three dimensional data. In "linear array technology," sensors are arranged in a single line, can assemble a two-dimensional image from a series of single-line scans and are capable of much higher resolutions. The Company has the capability of providing both "matrix technology" and "linear array technology".

Resistance Welding Controls and Systems

Resistance welding is a commonly used process for joining metals. Materials to be welded are mechanically forced together while a controlled amount of electrical current is passed through them. The materials' resistance to the conduction of current generates sufficient heat at the point of contact to create a semi-molten state. As the metals cool, they are fused together. The welding process is difficult to monitor due to the high levels of electrical current required and the inability to examine a weld in process. Defective welds generate higher manufacturing costs due to increased rejects, downtime, and use of redundant welds. Improper welds can also create problems ranging from annoying squeaks and broken parts to significant safety hazards.

The major challenge in controlling the resistance welding process is properly regulating the electrical current required to create a high-quality weld. Insufficient current results in inadequate melting of metal, while excessive current results in unwanted expulsion of molten metal, increasing costs and lowering weld quality. Variations in welding conditions further complicate the process. For example, copper electrodes used to deliver current to the weld spot become distorted over time, altering their conductive properties and requiring changes in the amount of current needed to assure a high-quality weld. In addition, factory voltage fluctuations and differing metal conditions alter the delivery of current to the weld. Trends toward higher quality, lighter weight materials and extended warranty periods have demanded the use of coated metals, aluminum and alloys with unique conductive properties. All of these factors contribute to the need for more sophisticated welding controls.

Microprocessor-based welding controls, introduced in the late 1970s, improved weld quality by continuously monitoring and automatically adjusting the current, compensating for numerous variations in welding conditions. Controls are typically used in conjunction with portable welding guns, robotic welders and fixed-machine welders. Creation of a weld involves several steps organized in a "weld sequence," including delivery of a single pulse or multiple pulses of current at specified intervals. The function of a control is primarily to provide specified amounts of electrical current for precise durations in a weld sequence after certain conditions have been met.

The base of suppliers to the worldwide market for resistance welding controls is highly fragmented, with demand concentrated in the automotive and appliance industries. The primary geographic markets for resistance welding controls are in North America, Europe and Japan. While the Company believes the welding controls market in North America is mature, recent growth in the welding control industry has resulted from improvements in welding control technology, re-tooling associated with introduction of new automobile body styles and improved business conditions for U.S. automobile manufacturers. In addition, the Company believes that higher demand for welding controls will result from industrial modernization in China, India, Russia, South America and Southeast Asian countries.

THE MEDAR SOLUTION

Medar develops, manufactures, and markets microprocessor-based process monitoring and control products for use in manufacturing environments. The Company focuses its efforts on resistance welding controls and optical inspection and gauging equipment. The Company's welding controls monitor and automatically regulate electrical current for industrial resistance welding applications. The majority of the Company's optical inspection equipment is used to detect manufacturing defects in various optical storage media such as audio compact discs ("Audio CDs") and compact discs-read only memory ("CD-ROM's").

Optical Inspection

The Company has developed optical inspection systems that utilize white-light or laser illumination, linear-array or matrix technologies, and sophisticated analytical software. The cornerstone of the Company's optical inspection capability is its expertise in linear array technology, which it began developing in 1985. In 1987, the Company significantly strengthened its linear array capabilities with the acquisition of AID from Owens-Illinois, Inc. At that time, AID had developed linear array technology for on-line detection of imperfections in glass containers, which the Company then adapted for inspection of various optical media such as Audio CDs and CD-ROM's.

In the Company's linear array optical disc inspection systems, a line of white light is projected onto the disc using specially-developed optics and collected with a linear array camera. Image processing software then analyzes and compares collected data to customer quality specifications. This collected data may also be used for statistical analysis and process control. The Company's systems can be integrated into production lines and are capable of completing an inspection cycle in less than one second. The Company believes its products provide a more cost-effective solution to optical disc inspection than laser-based systems.

Optical discs, made of a translucent plastic raw material, are molded with microscopic pits that represent digital information. A thin layer of reflective aluminum is applied, followed by a protective lacquer coating and a silk-screened printed label. Discs are generally marked with a bar code or alphanumeric code for identification purposes. The Company offers optical inspection systems for 130 millimeter, 120 millimeter, 80 millimeter and 65 millimeter optical disc formats. Medar's standard defect inspection equipment can detect surface scratches, bubbles, black specks, pin holes, disc warp and other imperfections down to resolutions of 40 microns. Customers can specify optional features for reading bar codes, inspecting lacquer coatings, and birefringence measurement. Inspection systems can be configured to achieve resolutions to 20 microns to satisfy the demanding tolerances of higher-density optical storage media such as "write-once" Recordable Compact Discs ("CD-R") and "multiple write" Magneto-Optical ("MO") discs. Replacement of existing Audio CDs as a principal medium for music or the failure of one or more of CD-ROM, CD-R, or MO storage technologies to gain widespread acceptance could adversely affect the markets for the Company's products.

The Company's current family of optical inspection equipment is sold primarily to original equipment manufacturers ("OEMs") and end-users of Audio CD and CD-ROM manufacturing equipment. For sales to OEMs, the Company's products are typically integrated directly into optical disc production equipment. The Company believes that its inspection systems are the systems of choice for most of the major OEMs worldwide that sell optical disc manufacturing equipment.

The acquisition of Integral in 1995 provides the Company with additional inspection products to its existing matrix product line as well as synergies with its existing optical inspection product line, including systems which inspect the printed surface of a compact disc to verify label quality and another which reads and identifies alphanumeric catalog identification codes to prevent mislabeling.

Resistance Welding Controls

The Company markets a full line of welding controls. These controls monitor and automatically regulate electrical current passing through materials being welded, compensating for variations in materials, coatings and certain other welding system characteristics. Many of the Company's products are fully programmable, allowing users to tailor welding sequences to particular applications using one welding control. The Company has designed two levels of "integration," combining its controls with other forms of factory automation as follows: "Level 1" integration replaces

"hard-wired" connections between the welding control and other equipment ("discrete input/output") with a serial communications link; "Level 2" integration allows customers to incorporate the welding controls directly into existing microprocessor-based factory floor automation system control racks. This approach reduces overall system complexity, manufacturing floor space requirements, and total welding system cost.

The Company's products range from the low-end MedWeld 200 Series to the high-end MedWeld 700 and 3000 Series. The MedWeld 200 Series are low-cost, stand-alone systems for fixed weld sequences targeted at industrial manufacturers in emerging markets as well as domestic appliance manufacturers. The MedWeld 700 Series controls, also stand-alone systems, are capable of Level 1 integration and feature fully-programmable weld sequences and serial communications capabilities. This series is used by automotive and aerospace manufacturers in North America. The Company provides Level 1 integration with robotic equipment manufacturers including Fanuc Robotics North America, Inc. and Kawasaki Robotics USA. The MedWeld 3000 Series, are welding subsystems that permit Level 2 integration with programmable controllers and robotic welding systems. The MedWeld 3000 Series is currently integrated with equipment manufactured by Allen-Bradley Company, Inc., ABB Robotics, Inc. and Nachi Robotics Systems, Inc. The Company believes that its integrated approach continues to represent a significant market opportunity.

The Company's product line uses common design elements, incorporates communications links and includes sophisticated feedback systems. The Company has developed a "weld kernel" that consists of core hardware and software needed for production of a wide range of welding controls in a single modular design. This weld kernel, which results in significantly reduced manufacturing and service costs as well as faster product design cycles, is currently being incorporated into the Company's welding control products under development.
The Company's communications products, including Weld Information Centers and Weld Support Systems, link multiple controls with customers' computer systems in order to program weld sequences and archive data for trend analysis and substantiation of weld quality, all from a central location.

Medar's feedback systems include SureWeld Stepper, which regulates current to compensate for electrode wear, and the Thermal Force Feedback System, which monitors the expansion of parts as they are welded to determine when a high-quality weld has been formed.

BUSINESS STRATEGY

The Company intends to maintain and enhance its position in both the resistance welding control and optical inspection equipment markets by providing technically innovative products, expanding applications for its existing technologies and providing comprehensive customer service and support. Key elements of the Company's business strategy include the following:

Broaden Applications and Technology Base. The Company actively seeks to develop additional applications for its existing technologies. Medar also intends to continue to acquire or develop new technologies and introduce cost effective products with higher performance and functionality. For example, the Company's mid-frequency welding control, which the Company began shipping in early 1996, provides customers with more efficient and higher quality welds for aluminum and heavy thicknesses of steel. In addition, the Company believes its VisionBlox software introduced in February 1996 has a wide range of use in many vision applications.

Expand International Sales.   The Company continually seeks to increase the
markets for its products outside of the United States. Although the vast majority of the Company's welding control sales have historically been derived in North America, the Company believes that its low-cost MedWeld 200 Series will provide significant opportunities for sales outside of North America. The Company has established international distribution relationships for welding controls in Mexico and Southeast Asia and in 1994 formed a joint venture with Shanghai Electric Welding Machine Works, one of two primary manufacturers of welding equipment in China. The Company is expanding its marketing efforts for optical disc inspection systems through both direct sales efforts and a network of sales agents in Japan, Western Europe and Southeast Asia. The acquisition of Integral also gives the Company a base of operations in Europe.

Integrate With Other Manufacturers' Products.   The Company intends to continue
the integration of its products with other manufacturers' factory automation systems. Integration offers many advantages to customers, including lower costs, ease of maintenance, and reduced manufacturing floor space requirements. Welding controls have been integrated with products from major programmable controller manufacturers and several robotics manufacturers. Additionally, the Company has integrated its optical inspection equipment into various optical disc manufacturing lines. This integration approach allows the Company to leverage the sales and marketing capabilities of OEMs such as Allen-Bradley Company, Inc., ABB Robotics, Inc., Nachi Robotics Systems, Inc., ROBI-Systemtechnik A.G., and Origin Electric Co., Ltd. The Company believes there are additional opportunities to further integrate its products with those of other manufacturers.

Provide Comprehensive Customer Service and Support. The Company believes that providing a high level of service and support has been and will continue to be a significant factor in its continued success. The Company actively seeks qualified employees who can provide effective solutions to customer problems. The Company also exploits its technologies to address customer needs. For example, Medar's networked welding control systems can be accessed remotely to provide on-line diagnostic services via modem in the event of product failures. The Company believes it has a solid understanding of the markets it serves through close association with its customers. Customer feedback regarding product performance, desired features and emerging industry trends have helped the Company maintain its focus on customer needs. The Company plans to continue expanding its customer support organization.

As part of its business strategy, the Company intends to pursue rapid growth. This growth strategy will require expanded customer services and support, increased personnel throughout the Company, expanded operational and financial systems and the implementation of additional control procedures. There is no assurance that the Company will be able to attract qualified personnel or successfully manage expanded operations. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

PRODUCTS

Optical Disc Inspection Equipment

The Company markets a full line of inspection systems primarily used to detect manufacturing defects in various optical storage media, including Audio CDs, CD-ROM's, CD-R, Digital Video Disc (DVD), Phase Differential (PD), and MO. The Company's standard inspection systems can detect surface scratches, bubbles, black specks, pinholes, disc warp, and other imperfections at resolutions down to 40 microns. In addition, the Company has developed and markets optical disc inspection systems configured to achieve resolutions down to 20 microns. These systems satisfy the more demanding tolerances of emerging higher density optical storage media such as CD-R, DVD and MO. Optical disc inspection products accounted for 30.9%, 26.0% and 27.9% of the Company's total net sales in 1995, 1994, and 1993, respectively. The following table summarizes key features of the Company's optical disc inspection products.

  DISC
  INSPECTION     YEAR            FEATURES AND TECHNOLOGY              LIST PRICE            TARGET APPLICATIONS
  PRODUCTS       INTRODUCED                                           RANGE
  -------------------------------------------------------------------------------------------------------------
  1100 Series    1986 - 1988     *  Defect detection to 40 microns    $50,000 - $80,000     *  Audio CD
                                 *  White light - Linear array                              *  CD-ROM

  CD-R           1993            *  Defect Detection to 20 microns    $114,000 -$120,000    *  CD-R
                                 *  Laser - Linear array                                    *  MO

  MD             1993            *  Defect detection to 40 microns    $99,000-$107,000      *  Mini-disc
                                 *  White light - Linear array

  iNSPECt-       1994 - 1995     *  High speed optical disc           $60,000-$105,000      *  Audio CD
  Series                            inspection
                                 *  Multi-channel defect                                    *  CD-ROM
                                 *  Birefringence                                           *  PD
                                 *  Lacquer                                                 *  DVD
                                 *  Dark field

The Company also offers numerous options for its optical disc inspection products, including:

     Bar Code Reader. Automated reader that prevents mislabeling of batch manufactured discs by verifying bar codes prior to labeling.

     Lacquer Inspection. Verifies uniform application of protective lacquer coating. This system can also be purchased as a stand-alone system.

     Birefringence Inspection. Detects aberrant stresses in plastic substrate that can cause read errors.

     Dark Field Channel.  Used to detect low contrast defects.

Software Products

The Company markets a software package, called VisionBlox, which allows system integrators, OEMs and volume end users to quickly develop powerful and custom machine vision applications without spending time developing core vision algorithms. VisionBlox uses standard PC hardware and a frame grabber or vision processor, while providing a Windows user interface. This product, which was introduced in February 1996, lists for $9,000, with discounting available for volume purchases.

Other Products. The Company offers several additional stand-alone optical inspection systems including:

     Printed Label Inspection Systems. High-speed, in-line, matrix-based system that inspects the printed surface of a disc to verify label quality.

     Catalog ID. High-speed, in-line, matrix-based system that reads and identifies alphanumeric catalog identification codes to prevent mislabeling.

     Disc Counter. Automated off-line linear-based system for counting batch processed discs.

     Birefringence Tester.  Detection of birefringence in compact discs.


Resistance Welding Control Systems

The Company markets a full line of resistance welding controls that assure weld quality and collect data for trend analysis. The Company's products incorporate a number of common features designed to ensure weld quality, including: "Automatic Voltage Compensation", which maintains weld heat during changes in line voltage; "Steppers", which compensate for electrode tip degradation; and "Dynamic Power Factor Compensation", which optimizes accuracy in heat control. Resistance welding products accounted for 58.7%, 65.2% and 63.5% of the Company's total net sales in 1995, 1994, and 1993, respectively. The following table summarizes key features of the Company's resistance welding products.

  WELDING       YEAR                                                    LIST PRICE          TARGET MARKETS AND APPLICATIONS
  CONTROL       INTRODUCED      FEATURES                                RANGE
  PRODUCTS
  -------------------------------------------------------------------------------------------------------------------------
  700 Series    1982            *  Fully-Programmable                   $4,000 - $7,000     * Domestic automotive, appliance
  500 Series    1987            *  Discrete Input/Output or Optional                          and aerospace
                                   Level 1 Integration
                                *  Serial Communications
                                *  Network Capable

  400 Series    1986            *  Fixed Weld Sequence                  $2,000 - $3,000     * Low-end, discrete
                                *  Discrete Input/Output                                      manufacturing

  1000          1990            *  Fully-Programmable                   $5,000 - $11,000    * Domestic automotive
  Series                        *  Serial Communications
                                *  Network Capable
                                *  Level 1 Integration or Optional
                                   Discrete Input/Output

  3000          1993            *  Fully-Programmable                   $3,000 -$12,000     * Worldwide automotive,
  Series                        *  Serial Communications                                      appliance and aerospace
                                *  Network Capable                                          * Resistance welding OEMs
                                *  Level 2 Integration

  200 Series    1994            *  Fixed Weld Sequence                  $2,000 - $3,000     * Low-end discrete manufacturing
                                *  Discrete Input/Output
                                                                                            * Resistance welding OEMs


The Company also offers numerous weld control options, including:

      SureWeld Steppers. Software that replaces "fixed steppers", automatically increasing current to compensate for electrode wear and adjusting current as needed to compensate for long-term variations in materials and welding machine characteristics.

      Dynamic Squeeze/Closed-Loop Pressure Control. Software and hardware that monitor welding pressure and initiate a weld based on programmed pressure conditions, reducing weld cycle times.

      Hand-held Terminal ("HHT"). A portable means for programming and accessing information for any welding control attached to the Company's serial communications network.

      Weld Information Center ("WIC"). Hardware and PC-based graphical software that link communications between weld controls and customers' computer systems.

      Weld Support System ("WSS"). Communications software for UNIX-based welding control systems.

Other Products. The Company sells a limited number of butt welding control systems, used primarily in the manufacture of automotive wheel rims. In addition, the Company offers a Thermal Force Feedback system that measures and automatically adjusts for the deflection of electrode arms due to thermal expansion and contraction during welding. To date, the Company has not sold any Thermal Force Feedback Systems.

PRODUCT DEVELOPMENT

The markets in which the Company competes are characterized by rapid technological change. The Company's continued success will depend in large part upon its ability to develop and successfully introduce new products and product enhancements. For example, improvements in Audio CD and CD-ROM manufacturing systems, as well as the introduction of new optical storage formats such as CD-R and MO, require the Company to continually improve its optical inspection systems to decrease inspection time. The Company has devoted and will continue to devote substantial resources to research and development. There can be no assurance that the Company will be able to successfully develop, introduce and market new products or enhancements, or that new products or enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new products and enhancements in a timely manner in response to changing market conditions or customer requirements, the Company's results of operations will be materially and adversely affected. In addition, technological developments have resulted and may continue to result in the obsolescence of components and subassemblies the Company holds as inventory.

As of December 31, 1995, the Company employed 121 persons in its engineering and product development efforts. The Company is continually investigating new techniques and applications building on its existing technology base and expertise. For welding controls, the Company's goal is to increase integration efforts and improve weld quality. For optical inspection, the Company intends to develop products with higher resolution and decreased inspection cycle times.

The following table sets forth for the periods indicated certain amounts relating to the Company's product development activities.

                                                               Year Ended December 31
                                                               ----------------------

                                                                 1995    1994      1993
                                                                 ----    ----      -----
                                                                     (in millions)
           Gross engineering expenses                           $8.0    $5.7        $4.2

           Capitalized computer software development costs      (3.3)   (2.5)       (2.0)

           Costs directly related to customer orders            (1.8)   (0.4)       (0.7)

           Technical sales support expenses                     (0.8)   (0.4)       (0.2)
                                                                ----    ----        ----
             Net research and development expense               $2.1    $2.4        $1.3
                                                                ====    ====        ====

           Amortization of capitalized computer software
           development costs                                    $2.3    $1.6        $1.2
                                                                ====    ====        ====


The Company's product development efforts have resulted in numerous technical achievements. Recent innovations include:

     -Introduction of a new generation of the iNSPECt series of optical inspection systems which inspect compact discs at high speeds;

     -Development of the Thermal Force Feedback System, which monitors the expansion of parts as they are welded to determine when a high-quality weld has been formed;

     -Continued development of a "weld kernel", resulting in significantly reduced manufacturing and service costs and faster product design cycles;

     -Development of VisionBlox, a rapid application development tool for machine vision applications; and

     -Development of an optical disc inspection system which meets specifications that allow the Company continued access to the European Common Market.

The Company is developing a distributed processing scheme for high-performance optical disc inspection based on multiple cameras, networked microprocessors and graphical user interface software. Management believes this approach will result in higher resolutions, lower inspection cycle times and reduced manufacturing costs. In addition, the Company is developing a gauging system that combines the Gauging Software with its existing gauging sensors in order to provide an advanced, non-contact gauging system.

SALES AND MARKETING; CUSTOMERS

As of December 31, 1995 the Company employed a full-time direct sales force of 40 persons, 23 of whom were located at Medar headquarters in Farmington Hills, Michigan, 6 at Integral, 3 at Medar Canada, and 8 at AID. The Company markets its products to both end-users and OEMs, and utilizes agents for the distribution of its products in Europe, Asia and Mexico. The Company integrates its welding control and optical inspection products with other manufacturers' factory automation systems. Management believes this approach allows the Company to leverage the sales and marketing capabilities of equipment manufacturers such as Allen-Bradley Company, Inc., ABB Robotics, Inc., ROBI-Systemtechnik A.G., Origin Electric Co., Ltd., and Toolex Alpha. The Company participates in approximately 20 trade shows each year and regularly advertises in various trade magazines.

Pricing for the Company's products generally is determined by competitive bidding followed by negotiations with the client. Pricing for the Company's systems is based on features, system configuration and the customer's volume requirements. The Company generally provides a one-year warranty for all products sold. For sales to OEMs and agents, the Company offers discounts from list pricing.

For the years ended December 31, 1995, 1994 and 1993, sales to Chrysler Corporation accounted for approximately 9%, 14% and 29%, respectively, of the Company's net sales. Sales to General Motors Corporation for the same periods accounted for approximately 21%, 23% and 11% of net sales, respectively. At December 31, 1995, approximately 62% and 4% of the Company's backlog was attributable to GM and Chrysler, respectively. The loss of either of these customers or cancellation of orders by them could have a material adverse effect on the Company's results of operations. The Company anticipates that in the near term it will continue to be dependent upon certain large customers for a significant portion of its revenues.

Because a significant portion of the Company's resistance welding controls sales are to domestic automotive manufacturers, the cyclical nature of the U.S. automotive industry significantly affects the Company's revenues and operating results. The Company's dependence on a few large customers in its resistance welding business, together with its reliance on large orders, have also contributed to the variability of the Company's operating results. In the past, downturns in the U.S. automotive industry have negatively affected the Company's resistance welding control sales, most recently in 1990. There can be no assurance that the Company will not be affected by future downturns in the U.S. automotive manufacturing industry.

Export sales accounted for 21%, 27% and 21% of the Company's net sales in 1995, 1994 and 1993, respectively. The Company expects that such sales will continue to represent a significant percentage of its net sales. In addition, the Company conducts sales and service operations for its welding control products in Canada through a wholly-owned Canadian subsidiary and in 1994 entered into a joint venture agreement with Shanghai Electric Welding Machine Works for production of resistance welding control equipment in China. Non-U.S. sales involve a number of risks, including fluctuations in exchange rates, changes in trade policies, tariff regulations and changes in governments. Most of the Company's international sales are denominated in U.S. dollars, although Integral generally quotes sales in Pounds Sterling, Canadian sales are quoted in Canadian dollars and Japanese sales of optical inspection equipment are quoted in yen. For certain non-U.S. sales, the Company markets and sells its products through independent sales representatives in Western Europe, Asia and Latin America. The loss of a key foreign sales agent or OEM could have a material adverse effect on the Company's non-U.S. sales and, accordingly, the Company's results of operations.

See Note J to the Consolidated Financial Statements (Item 8) for details of geographic area information.

COMPETITION

The markets for microprocessor-based manufacturing control and optical inspection equipment are highly competitive. For welding controls, the Company's primary competitors include Weltronic Company, Robotron Corporation, Robert Bosch GmbH, and Square D Company. To a lesser extent, the Company also competes with, among others, Dengensha America Corp./Dengensha Mfg. Co., Ltd., Nadex Co., Ltd./Nagoya Dengensha Co., Ltd. and Miyachi Technos Corporation.
The Company believes competition for welding controls is based primarily upon price, performance, technical expertise, customer support and durability. For optical inspection, the Company's primary competitors are Dr. Schenk GmbH and Basler GmbH. The Company believes the principal competitive factors for optical inspection are quality, price, cycle times, and features. While the Company believes it currently competes favorably with respect to the above factors, there can be no assurance that it will be able to continue to do so or that competition will not have a material adverse effect on the Company's results of operations and financial condition. While the Company may face competition from additional sources in all aspects of its business, the Company believes that competition in the optical disc inspection industry in particular may intensify, and that companies with significantly greater technical, financial and marketing resources than the Company may enter its markets.

MANUFACTURING AND SUPPLIERS

The Company manufactures its products primarily at its headquarters in Farmington Hills, Michigan. Manufacturing consists primarily of assembling components and subassemblies purchased from suppliers into finished products. The Company also utilizes outside vendors to manufacture certain subassemblies and finished products. All products are tested for functionality before shipment. The Company's products are assembled primarily with standard electrical and electronic components and hardware.

The Company designs printed circuit boards for its hardware products as needed. In most cases, the Company purchases components for circuit boards directly and forwards them to outside contractors for assembly, although in certain limited circumstances, the Company performs in-house circuit board assembly.

The Company generally does not rely on a single source for parts or subassemblies, unless design alternatives exist that permit use of other parts should single source supply be interrupted. Certain of the components and subassemblies included in the Company's products may be obtained from a limited number of suppliers. Although the Company believes it will be able to develop alternative sources for any of the components used in its products, significant delays or interruptions in the delivery of components by suppliers or difficulties or delays in shifting manufacturing capacity to new suppliers could have a material adverse effect on the Company.

BACKLOG

As of December 31, 1995, the Company had an order backlog of approximately $12.9 million, compared to approximately $7.9 million as of December 31, 1994. The Company's dependence on a few large customers in its resistance welding business, together with its reliance on large orders, have contributed to variability in the Company's backlog. For the years 1995, 1994 and 1993, approximately 9%, 14% and 29%, respectively, of the Company's net sales were attributable to sales to Chrysler Corporation ("Chrysler") and approximately 21%, 23% and 11%, respectively, were attributable to sales to General Motors Corporation ("GM"). At December 31, 1995 and 1994, approximately 62% and 34%, respectively, of the Company's backlog was attributable to GM and approximately 4% and 5%, respectively, of the Company's backlog was attributable to Chrysler. The loss of either of these customers or cancellation of orders by them could have a material adverse effect on the Company's results of operations. The Company anticipates that in the near term it will continue to be dependent upon certain large customers for a significant portion of its revenues. The Company's production schedule is generally based on a combination of sales forecasts and the receipt of specific customer orders, and typically no advance or progress payments are required from customers unless the system ordered includes custom features. Purchase orders are generally cancelable, although the company may assess penalties. The Company expects to be able to ship products representing all of this backlog before the end of the current fiscal year, although there is no assurance that the Company will be able to do so. The amount of backlog at any date does not necessarily indicate revenues in any future period.

PATENTS AND PROPRIETARY RIGHTS

The Company believes that technology incorporated in its resistance welding control and optical inspection products give it advantages over its competitors and prospective competitors. The Company attempts to protect its technology through a combination of patents, confidentiality agreements and trade secrets.

The Company has nine U.S. patents on technology involved in its resistance welding controls as well as one patent application pending in the U.S., two in Germany, and two in Japan. In addition, one more welding related patent application has been allowed in the U.S. and simply awaits final action by the patent office. The Company also has a U.S. patent application pending on technology relating to the Company's optical inspection equipment. AID has a license to use certain patents originally developed by Owens-Illinois, Inc. relating to optical inspection technology and the Company is seeking a license as to certain other patents for use in gauging products under development. Medar is also the owner of all rights to two patents purchased from Chesapeake Laser Systems, Inc. which relate to optical inspection technology.

Generally, the Company has not applied for patent protection of the software components of its products. There can be no assurance that any patents applied for will be granted or that patents the Company holds will be considered valid if challenged or sufficiently broad to protect the proprietary nature of the Company's technology. In addition, the software technology of the Company's products is advancing so quickly that in the 2-3 years it takes to get a patent issued in the U.S. and the up to ten years in some foreign countries, the technology becomes obsolete before the patent issues.

The Company also relies on trade secrets and proprietary know-how that it seeks to protect through confidentiality agreements with certain employees and suppliers and has established procedures to maintain confidentiality of sensitive information. There can be no assurance that confidentiality agreements will not be breached, that the Company would have adequate remedies for any breach, or that others will not develop substantially equivalent technology and techniques or otherwise gain access to the Company's trade secrets. In addition, the laws of foreign countries may not protect the Company's proprietary rights to its technology, including patent rights, to the same extent as the laws of the U.S.

Although the Company believes it has independently developed its technology and attempts to assure that its products do not infringe the proprietary rights of others, if infringement were proven, there can be no assurance that the Company could obtain necessary licenses on terms and conditions that would not have an adverse affect on the Company. In the event of a dispute concerning the Company's technology, including an alleged infringement by a competitor, litigation could become necessary. Adverse findings in any proceeding could subject the Company to liability to third parties, require the Company to seek licenses from third parties, or otherwise adversely affect the Company's ability to manufacture and sell affected products.

In July 1995, the Company settled its patent litigation with Square D Company. The terms of the settlement provide for a cross licensing agreement on all single phase welding patents held by either company.

See Note I to the Consolidated Financial Statements (Item 8) for further discussion of settlement of patent litigation.

ENVIRONMENTAL COMPLIANCE

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

EMPLOYEES

As of February 29, 1996, the Company had approximately 325 permanent employees, as compared to 214 at February 28, 1995 and 182 at February 28, 1994. The Company also engages a limited number of contract workers, primarily for assembly operations, the number of which varies, depending upon production requirements. None of the Company's employees is represented by a labor union.

The continued success of the Company is dependent in large part on certain key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. In particular, the Company relies upon the services and expertise of its President, Charles J. Drake, and its product development and engineering staff. The Company maintains a key man life insurance policy on Mr. Drake in the amount of $1.0 million. The Company believes that its future success will depend significantly upon its ability to attract, retain and motivate skilled technical, sales and management employees. The Company could encounter competition for these personnel.

ITEM 2. PROPERTIES

Manufacturing, engineering and administrative functions of Medar are performed at two facilities owned by the Company in Farmington Hills, Michigan which total approximately 100,000 square feet. In addition, Medar leases approximately 7,000 square feet of warehouse space in another location in Farmington Hills, Michigan with a lease which expires in less than one year. Accounting and administrative functions of Medar Canada, Ltd. and AID are consolidated at the Company's corporate facility. Integral leases two facilities located in Bedford, United Kingdom approximating 5,000 square feet each to perform manufacturing, engineering and administrative functions. These leases expire through 2015. Sales and service functions principally for Canadian sales are performed at Medar Canada, Ltd., which currently leases a 4,000 square foot facility with a lease term expiring within a year in Oshawa, Ontario, Canada. AID currently utilizes an 11,000 square foot leased facility in Toledo, Ohio for sales, engineering and service activities. The Company anticipates moving out of this facility during the second quarter of 1996 and performing these activities in the Farmington Hills locations in the future. The AID lease will be terminated without further charge upon the Company's abandonment of the facility.

The Company believes its facilities are suitable for their respective activities. Although the Company believes its facilities are adequate for its current operations, the Company may require additional space as operations
expand.   The Company believes that adequate space at reasonable terms is readily available in each of the areas in which the Company may seek to expand.


ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation. See the Notes to the Consolidated Financial Statements (Item 8) for a discussion of settlement of patent litigation.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market (NASDAQ) as a National Market Issue under the symbol MDXR. As of February 29, 1996, there were approximately 4,000 stockholders of the Company including individual participants in security position listings.

The table below shows the high and low sales prices for the Company's common stock for each quarter in the past two years. The closing sales price for the Company's common stock on February 29, 1996 was $8 1/16 per share.

                                            Mar 31      Jun 30     Sept 30      Dec 31
                                            ------      ------     -------      ------
                        1995
                        ----

                        High                $16 1/2      $11 1/2    $14 3/8     $11 3/4

                        Low                   8 1/2        6 3/4      9 1/8       7 5/8


                        1994
                        ----
                        High                $16 3/4      $14 1/2    $13 1/8     $14 1/4

                        Low                  10 1/4       10 3/4          9      11 3/4




The market for securities of small market-capitalization companies has been highly volatile in recent years, often for reasons unrelated to a company's results of operations. Management believes that factors such as quarterly fluctuations in financial results, changes in the automotive, audio electronics, and optical storage media industries, sales of common stock by existing shareholders and substantial product orders may contribute to the volatility of the price of the Company's common stock. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of the Company's Common Stock.

The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of business.

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31
                                       ---------------------------------------------------------------------
                                                       (In thousands, except per share data)
                                            1995          1994          1993           1992           1991
                                       ---------------------------------------------------------------------
 Net sales                               $ 39,771        $40,218       $28,694        $20,981        $18,161

 Gross margin                               9,655         13,451        10,416          7,711          6,404
 Earnings (loss) before
 extraordinary credit
  extraordinary credit                    (11,583)         3,688         3,300          1,344            638

 Extraordinary credit*                                                                 735.00         370.00

 Net earnings (loss)                      (11,583)         3,688         3,300          2,079          1,008
 Earnings (loss) per share:

    Before extraordinary credit         $   (1.33)    $     0.43      $   0.44       $   0.19        $  0.09
    Extraordinary credit                                                                 0.10           0.06

 Net earnings (loss) per share              (1.33)          0.43          0.44           0.29           0.15

 Weighted average shares                    8,692          8,524         7,529          7,251          6,589

* Tax benefit resulting from utilization of net operating loss carryforward.

                                                                    DECEMBER 31
                                       ---------------------------------------------------------------------
                                                                   (In thousands)
                                               1995         1994          1993            1992          1991
                                       ---------------------------------------------------------------------
 Working capital                            $18,676      $23,459       $14,015         $ 6,245       $ 4,885

 Total assets                                44,723       43,523        29,109          22,015        18,182
 Long-term debt,
   including current portion                 16,437        2,444         8,451           1,932         4,934

 Stockholders' equity                        22,767       34,001        16,087          12,416         7,075


The above selected financial data should be read in conjunction with consolidated financial statements, including the notes thereto (Item 8) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Medar develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company's revenues are primarily derived from the sale of optical inspection equipment and resistance welding controls. Optical inspection equipment is principally sold to suppliers of audio compact disc ("Audio CD") and compact disc-read only memory ("CD-ROM") manufacturing equipment. Resistance welding control products are currently marketed primarily to automobile manufacturers and suppliers of industrial automation equipment. For the years of 1995, 1994 and 1993, approximately 9%, 14% and 29%, respectively, of the Company's net sales were attributable to sales to Chrysler Corporation and approximately 21%, 23% and 11%, respectively, of the Company's net sales were attributable to General Motors Corporation. The Company began manufacturing resistance welding controls in the early 1970s. In March of 1987, the Company acquired 80% of Integral Vision-AID, Inc. ("AID"), formerly Automatic Inspection Devices, Inc., a manufacturer of optical inspection equipment, from Owens-Illinois, Inc. The Company acquired the remaining 20% in October of 1991.

The Company typically manufactures and sells its products subject to customer specifications. For most orders, revenue is recognized upon shipment. For orders that are considered long-term contracts under applicable accounting standards, revenue is recognized using the percentage-of-completion method. Long-term contracts include a relatively high engineering content. For such long-term contracts, customers generally are not billed and payment is not received until products are shipped. Revenues recognized on long-term contracts in excess of amounts billed to customers are classified as current assets, as these contracts are expected to be completed within one year.

Most of the Company's international sales are denominated in U.S. dollars, although Integral generally quotes sales in Pounds Sterling, Canadian welding sales are quoted in Canadian dollars and Japanese sales of optical inspection equipment are quoted in yen. The impact of foreign currency fluctuations has historically not been significant. For additional information on export sales, see Note J to the Consolidated Financial Statements.

The markets in which the Company competes are technologically advanced and highly competitive. Accordingly, the Company's continued success requires substantial research and development expenditures. While developing new products, the Company attempts to be cognizant of inventory currently in its possession in order to help mitigate inventory becoming obsolete. Software development expenditures that are not chargeable to specific customer orders are expensed as research and development until technical feasibility is established. Thereafter, such expenditures are capitalized, reflected as other assets at the lower of cost or net realizable value, and amortized over the shorter of the remaining estimated economic life of the related products or five years. Capitalized software development costs were $3.3 million, $2.5 million and $2.1 million in 1995, 1994 and 1993, respectively. Amortization of capitalized software included in cost of sales was $2.3 million, $1.6 million and $1.2 million in 1995, 1994 and 1993, respectively. Engineering and development expenditures relating to certain orders are incorporated in the price charged to customers and are reflected in cost of sales. Those costs were $1.8 million, $0.4 million and $0.7 million in 1995, 1994 and 1993, respectively. The Company expects to continue its commitment to research and development in the future.

In February 1995, the Company acquired 100% of the common stock and preference shares of Integral Vision Ltd. (Integral), an English corporation, for 654,282 previously unissued shares of Medar, Inc. common stock. Integral is a machine vision company which develops and manufactures solutions for OEMs and end-users. See Note B to the Consolidated Financial Statements (Item 8) for further information.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of net sales. Years ended December 31, 1994 and 1993 have been restated to reflect the effect of the pooling with Integral Vision Ltd. The impact of inflation for the periods presented was not significant.


                                                                  1995              1994            1993
---------------------------------------------------------------------------------------------------------
                                                                          Year ended December 31
---------------------------------------------------------------------------------------------------------
 Net sales                                                        100.0%            100.0%          100.0%
 Cost of sales                                                     75.7              66.6            63.7
---------------------------------------------------------------------------------------------------------
      Gross margin                                                 24.3              33.4            36.3
 Marketing expense                                                 12.6               9.5            11.1
 General and administrative expense                                 8.6               6.8             7.1
 Research and development expense                                   5.2               5.9             4.4
 Patent litigation costs                                           13.7               1.6
 Excess product quality, warranty and other costs                  12.3
---------------------------------------------------------------------------------------------------------
                                                                   52.4              23.8            22.6
---------------------------------------------------------------------------------------------------------
 Earnings (loss) from operations                                  (28.1)              9.6            13.7
 Interest:
    Expense                                                         1.5               0.6             1.8
    Income                                                         (0.2)             (0.5)
---------------------------------------------------------------------------------------------------------
                                                                    1.3               0.1             1.8
---------------------------------------------------------------------------------------------------------
 Earnings (loss) before income taxes and extraordinary
 credit                                                           (29.4)              9.5            11.9
 Provision (credit) for income taxes                               (0.3)              0.3             0.4
---------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                              (29.1%)             9.2%           11.5%
=========================================================================================================


YEAR ENDED DECEMBER 31, 1995, COMPARED TO DECEMBER 31, 1994

Net sales remained relatively the same in 1995 when compared to 1994. This was a result of an increase in sales volume of vision products being offset by a decrease in sales volume of welding products. The increase in vision sales was comprised of an increase in shipments of the Company's optical disc inspection system and related equipment. The decrease in welding sales was due to a decrease in sales to the Company's two largest customers.

Cost of sales increased to $30.1 million from $26.8 million and as a percentage of net sales to 75.7% from 66.6%. The increase is due to after-sale costs, manufacturing inefficiencies and higher levels of overhead which were added in anticipation of higher sales volume, and in some lines, more competitive pricing of products.

Marketing expense increased to $5.0 million from $3.8 million and as a percentage of net sales to 12.6% from 9.5%. The increase was primarily the result of allocating more resources to market and promote newer vision products. One of the primary new products being marketed is VisionBlox, a rapid application development tool for machine vision applications.

General and administrative expense increased to $3.4 million from $2.7 million and as a percentage of net sales to 8.6% from 6.8%. The increase was due to additional costs associated with the acquisition of the Company's U.K. subsidiary, and an increase in the Company's infrastructure.

Research and development expense decreased to $2.1 million from $2.4 million and as a percentage of net sales to 5.2% from 5.9%. The decrease resulted from engineering resources which were directed towards resolving manufacturing issues in two of the Company's new product lines which were introduced over the past two years.

Patent litigation costs increased to $5.5 million from $0.7 million and as a percentage of net sales to 13.7% from 1.6%. The increase was the result of the settlement with Square D Company related to the use of technology in prior years as well as legal and other costs to defend the case. The Company, in addition, will make yearly payments related to the use of future technology in accordance with the cross license agreement which was part of the settlement.

Excess product quality, warranty and other costs relate to costs incurred in connection with after-sale and other costs experienced with recent product introductions. These accounts receivable, inventory, warranty and other costs, while not all directly related to the fourth quarter of 1995, were identified at such time, following an extensive review of these areas.

Interest expense increased to $0.6 million from $0.3 million and as a percentage of net sales to 1.5% from 0.6%. The increase was due to additional borrowings associated with the revolving note payable to bank, the patent license payable and an additional term note related to the addition of a new building to add capacity. The increase in the revolving note was principally the result of the net loss incurred in 1995.

The credit for income taxes in 1995 was due to the net loss experienced in 1995. There was income tax expense in 1994 due to the profitability during that year.


YEAR ENDED DECEMBER 31, 1994, COMPARED TO DECEMBER 31, 1993

Net sales increased $11.5 million (40.2%) to $40.2 million in 1994 from $28.7 million in 1993. The majority of the increase was due to higher volume of resistance welding control sales, primarily as a result of the continuation of retooling programs for new automobile body styles introduced by General Motors Corporation and Chrysler Corporation. Sales of optical inspection products also increased in 1994 from 1993 as the introduction of an advanced optical inspection system for detection of smaller defects at higher speeds generated additional sales volumes. The Company's U.K. subsidiary also experienced an increase in sales volume of vision equipment.

Cost of sales increased to $26.8 million from $18.3 million and as a percentage of net sales to 66.6% from 63.7%. One of the reasons for the increase was due to more competitive pricing of product sold to the automotive industry. In addition, the Company sold certain products at lower margin percentages in order to increase volume and incurred additional costs upon introduction of new vision and welding products.

Marketing expense increased to $3.8 million from $3.2 million, but decreased as a percentage of net sales to 9.5% from $11.1%. The increase is a result of committing additional resources to support the higher sales volume.

General and administrative expense increased to $2.7 million from $2.0 million, but decreased as a percentage of net sales to $6.8% from $7.1%. The major reasons for this increase were an increase in bad debt expense, stockholder relation costs and additional costs to support the growth of the Company's U.K. subsidiary.

Research and development expense increased to $2.4 million from $1.3 million and as a percentage of net sales to 5.9% from 4.4%. The increase resulted from continued development of new products and the enhancement of existing products.

The patent litigation costs in 1994 primarily relate to legal fees incurred to defend the Company in a patent litigation suit.

Interest expense decreased to $0.3 million from $0.5 million and as a percentage of net sales to 0.6% from 1.8%.

The decrease is the result of gains realized upon the sale of interest rate swaps and the elimination of a portion of interest expense upon paying off the Company's revolving credit note with stock offering proceeds from the sale of 1,300,000 shares of the Company's common stock to the public effective May 24, 1994.

Interest income in 1994 was generated from the investment of the stock offering proceeds not utilized to pay off debt.

QUARTERLY INFORMATION

The following table sets forth consolidated statements of operations data for each of the eight quarters in the two year period ended December 31, 1995.
1994 data has been restated to include the effect of the pooling with Integral Vision, Ltd. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

                                              1995                                     1994
 -----------------------------------------------------------------------------------------------------------
                                                              Quarter Ended
 -----------------------------------------------------------------------------------------------------------
                              DEC 31    SEP 30    JUN 30    MAR 31     Dec 31    Sep 30    Jun 30     Mar 31
 -----------------------------------------------------------------------------------------------------------
                                                  (in thousands, except per share data)
 -----------------------------------------------------------------------------------------------------------
 Net sales                     $7,441    $9,777   $11,194    $11,359    $9,464    $10,838   $10,666    $9,250
  Gross margin                    109     2,091     3,790      3,665     2,673      4,187     3,516     3,075
 Net earnings (loss)           (8,788)     (649)   (2,293)       147       203      1,412     1,115       958
 ============================================================================================================
 Net earnings (loss) per
 share                         $(1.01)    $(.07)    $(.26)     $ .02     $ .02      $ .16     $ .13     $ .12
 ============================================================================================================


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's sales and operating results have varied substantially from quarter to quarter. Net sales and earnings are typically lower in the fourth and first quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company's customers. The principal customers for the Company's resistance welding control products traditionally make purchases in connection with re-tooling for new automobile body styles and tend to purchase the Company's equipment in the second and third quarters. The end users of the Company's optical inspection products typically add manufacturing capacity in the second and third quarters in anticipation of higher production requirements in the fourth quarter resulting in a higher level of sales for the Company. The Company expects its net sales and earnings to continue to fluctuate from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving note payable to its bank with a maximum balance of $10 million. This note expires August 10, 1997 and has advances which bear interest at the bank's prime rate or a choice of other rates made available under terms of the agreement. The availability on this note at December 31, 1995 was $0.2 million. As of March 29, 1996, the Company has negotiated an amendment to its revolving note payable which provides for advances of up to $16 million based on certain percentages of eligible accounts receivable and inventory. The amendment also changed certain financial covenants of the agreement. Accounts receivable and inventory are specifically collateralized under the terms of the amendment and the Company may borrow only at the prime rate.

The Company utilized proceeds from long-term debt borrowings, the sale of short-term investments and the decrease in accounts receivable to fund the net loss experienced in 1995, the purchase of property and equipment and the investment in capitalized software. A significant portion of the purchase of property and equipment relates to the acquisition of an additional building to give the Company additional capacity. Accounts receivable decreased due to decreased invoicing activity at the end of 1995. The Company believes increased invoicing in the future will not increase accounts receivable to prior levels (as a percentage of net sales) as a result of closer management.

The increase in patents primarily relates to the cross license agreement which was part of the patent litigation settlement finalized in 1995. There is also a component of debt which was set up to reflect future payments to be made under this agreement.

The Company believes that current financial resources (working capital and its ability to obtain additional financing, if needed), together with cash generated from operations, will be adequate to meet cash needs through 1996.

No significant commitments for capital expenditures existed as of December 31, 1995. The Company expects to capitalize approximately $3,000,000 of software development costs in 1996 and has no other plans for any significant capital expenditures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and quarterly results of operations are submitted in separate sections of this report.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1995), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1995), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1995), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1995), with respect to directors and executive officers of the Company, is incorporated herein by reference.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)     The response to this portion of Item 14 is submitted as a
  (3)              separate section of this report. Listing of Exhibits

Exhibit
Number                              Description of Document
-------                             -----------------------
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

3.1                Articles of Incorporation, as amended.

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

10.5               Medar, Inc. Employee Stock Option Plan (filed as Exhibit
                   10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

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

10.14 Term Note dated June 29, 1993 by and between Medar, Inc. and NBD Bank, N.A. (filed as Exhibit 4.2 to the Registrant's Form 10-Q for the quarter ended June 30, 1993, SEC File 0-12728, and incorporated herein by reference).

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

10.18 First Amendment to Revolving Credit and Loan Agreement dated October 12, 1995, by and between Medar ,Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.18 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.19 Second Amended and Restated Revolving Note dated October 12, 1995, by and between Medar, Inc., Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.19 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.20 Second Amendment to Revolving Credit and Loan Agreement dated October 31, 1995, by and between Medar ,Inc.,
                   Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.20 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.21              Mortgage dated October 31, 1995 by and between Medar, Inc.
                   and NBD Bank (filed as Exhibit 10.21 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.22 Installment Business Loan Note dated October 31, 1995, by and between Medar, Inc. and NBD Bank (filed as Exhibit
                   10.22 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.23 Guarantee and Postponement of Claim dated August 10, 1995 between Medar Canada, Ltd. and NBD Bank (filed as
                   Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.24* Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company (filed as
                   Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

11                 Calculation of Earnings per Share.

21                 Subsidiaries of the Registrant.

23                 Consent of Independent Accountants.

27                 Financial Data Schedule

(b)                There were no reports on Form 8-K filed in the quarter
                        ended December 31, 1995.

(c)                Exhibits - The response to this portion of Item 14 is
                        submitted as a separate section of this report.

(d)                Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.


                   * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1996                   MEDAR, INC.


                                        By:/s/Charles J. Drake
                                           ------------------------------------
                                        Charles J. Drake, President, Chairman
                                        of the Board
                                        (Principal Executive Officer)

                                        By:/s/Richard R. Current
                                           ------------------------------------
                                        Richard R. Current, Executive Vice
                                        President of Finance and Operations
                                        (Principal Financial and Accounting
                                        Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/CHARLES J. DRAKE                                President, Chairman of the
-----------------------------------                Board (Principal
Charles J. Drake                                   Executive Officer)
                                                   and Director


/s/MAX A. COON                                     Vice Chairman, Secretary
-----------------------------------                and Director
Max A. Coon


/s/RICHARD R. CURRENT                              Executive Vice President of
-----------------------------------                Finance  and Operations
Richard R. Current                                 (Principal Financial and
                                                   Accounting Officer) and
                                                   Director


/s/VINCENT SHUNSKY                                 Treasurer and Director
-----------------------------------
Vincent Shunsky


/s/WILLIAM B. WALLACE                              Director
-----------------------------------
William B. Wallace


/s/STEPHAN SHARF                                   Director
-----------------------------------
Stephan Sharf



-----------------------------------                Director
Stephen Zynda



-----------------------------------                Director
Frederico de Magalhaes

                           ANNUAL REPORT ON FORM 10-K


                       ITEM 14(a)(1) AND (2), (c) AND (d)


              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES


                                CERTAIN EXHIBITS


                         FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1995


                                  MEDAR, INC.


                           FARMINGTON HILLS, MICHIGAN

FORM 10-K - ITEM 14(a)(1) and (2)
MEDAR, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


(a)(1) The following consolidated financial statements of Medar, Inc. and subsidiaries are included in Item 8:

               Report of independent auditors
               Consolidated balance sheets-December 31, 1995 and 1994 Consolidated statements of operations-Years ended December 31, 1995, 1994 and 1993
               Consolidated statements of stockholders' equity-Years ended December 31, 1995, 1994 and 1993
               Consolidated statements of cash flows-Years ended December 31, 1995, 1994 and 1993
               Notes to consolidated financial statements-December 31, 1995

  (2) The following consolidated financial statement schedule of Medar, Inc. and subsidiaries is submitted herewith:

               SCHEDULE II      Valuation and qualifying accounts



All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS




Board of Directors and Stockholders
Medar, Inc.


We have audited the consolidated balance sheets of Medar, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medar, Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP


Detroit, Michigan
February 14, 1996

CONSOLIDATED BALANCE SHEETS
MEDAR, INC. AND SUBSIDIARIES


-------------------------------------------------------------------------------------------------------------------
                                                                                                1995           1994

-------------------------------------------------------------------------------------------------------------------
                                                                                                  (in thousands)
 ASSETS
 CURRENT ASSETS (Note D)

    Cash and cash equivalents                                                               $ 1,556       $    586
    Short-term investments                                                                                   4,018
    Accounts receivable, less allowance of $355,000 in 1995, and $311,000 in 1994             8,618         11,938
    Inventories (Note A)                                                                     13,167         11,432
    Costs and estimated earnings in excess of billings on incomplete contracts  (Note C)        681          2,291
    Other current assets                                                                        849            744
------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT ASSETS                                                                        24,871         31,009

 PROPERTY AND EQUIPMENT (Note D)
    Land and improvements                                                                       329            324
    Building and building improvements                                                        6,109          3,538
    Production and engineering equipment                                                      2,733          2,170
    Furniture and fixtures                                                                      891            685
    Vehicles                                                                                    660            186
    Computer equipment                                                                        3,907          2,623
------------------------------------------------------------------------------------------------------------------
                                                                                             14,629          9,526
    Less accumulated depreciation                                                             4,965          3,906
------------------------------------------------------------------------------------------------------------------
                                                                                              9,664          5,620

 OTHER ASSETS

    Capitalized computer software development costs, less accumulated amortization
     (Note A)                                                                                 6,761          5,701
    Patents, less accumulated amortization (Note A)                                           2,507            206
    Deferred income taxes                                                                                       73
    Other                                                                                       920            914
------------------------------------------------------------------------------------------------------------------
                                                                                             10,188          6,894
------------------------------------------------------------------------------------------------------------------
                                                                                            $44,723        $43,523
==================================================================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
    Accounts payable                                                                        $ 3,202        $ 4,390
    Employee compensation                                                                       674          1,107
    Accrued and other liabilities                                                             1,567          1,301
    Current maturities of long-term debt (Note D)                                               752            472
    Deferred income taxes                                                                                      280
------------------------------------------------------------------------------------------------------------------
 TOTAL CURRENT LIABILITIES                                                                    6,195          7,550

 LONG-TERM DEBT, less current maturities (Note D)                                            15,685          1,972

 DEFERRED INCOME TAXES                                                                           76

 STOCKHOLDERS' EQUITY (Note H)

    Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 8,711,589 shares issued and outstanding (8,630,469 shares
      at December  31, 1994)                                                                  1,742          1,726
    Additional paid-in capital                                                               29,438         29,101
    Retained earnings (deficit)                                                              (8,321)         3,262
    Accumulated translation adjustment                                                          (92)           (88)
------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                                  22,767         34,001
------------------------------------------------------------------------------------------------------------------
                                                                                            $44,723        $43,523
==================================================================================================================


See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
MEDAR, INC. AND SUBSIDIARIES

                                                                                Year ended December 31
 -----------------------------------------------------------------------------------------------------------
                                                                          1995           1994           1993
                                                                                       NOTE B         NOTE B
 -----------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
 -----------------------------------------------------------------------------------------------------------
 Net sales                                                            $39,771        $40,218         $28,694
 Cost of sales                                                         30,116         26,767          18,278
 -----------------------------------------------------------------------------------------------------------
                                                                        9,655         13,451          10,416
 Costs and expenses:
    Marketing                                                           5,016          3,814           3,202
    General and administrative                                          3,416          2,738           2,036
    Research and development                                            2,088          2,362           1,251
    Patent litigation costs (Note I)                                    5,461            665
    Excess product quality, warranty and other costs (Note K)           4,872
 -----------------------------------------------------------------------------------------------------------
                                                                       20,853          9,579           6,489
 -----------------------------------------------------------------------------------------------------------
 Earnings (loss) from operations                                      (11,198)         3,872           3,927
 Interest:
    Expense                                                               587            251             507
    Income                                                                (72)          (199)
 -----------------------------------------------------------------------------------------------------------
                                                                          515             52             507
 -----------------------------------------------------------------------------------------------------------
 Earnings (loss) before income taxes                                  (11,713)         3,820           3,420
 Provision (credit) for income taxes (Note F)                            (130)           132             120
 -----------------------------------------------------------------------------------------------------------
 Net earnings (loss)                                                 $(11,583)       $ 3,688         $ 3,300
 ===========================================================================================================
 Net earnings (loss) per share (Note A)                                $(1.33)        $  .43          $  .44
 ===========================================================================================================

 See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDAR, INC. AND SUBSIDIARIES

                                                                    Retained      Accumulated
                                               Common  Additional   Earnings      Translation
                                                Stock     Paid-In  (Deficit)       Adjustment       Total
---------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
---------------------------------------------------------------------------------------------------------
 BALANCES AT JANUARY 1, 1993 - NOTE B          $1,420     $15,080   $(3,711)            $(90)    $ 12,699
    Exercise of options to purchase
       162,100 common shares                       32          65                                      97
    Translation adjustments                                                               (9)          (9)
    Net earnings for the year ended
       December 31, 1993                                              3,300                         3,300
 --------------------------------------------------------------------------------------------------------
 BALANCES AT DECEMBER 31, 1993 - NOTE B         1,452      15,145      (411)             (99)      16,087
    Exercise of options to purchase 37,200
       common shares                                8          89                                      97
    Issuance of 30,000 shares to acquire
       technology                                   6         463                                     469
    Issuance of 1,300,000 shares                  260      13,406                                  13,666
    Translation adjustments                                                               11           11
    Other                                                      (2)      (15)                          (17)
    Net earnings for the year ended
       December 31, 1994                                              3,688                         3,688
 --------------------------------------------------------------------------------------------------------
 BALANCES AT DECEMBER 31, 1994 - NOTE B         1,726      29,101     3,262              (88)      34,001
    Exercise of options to purchase 84,262
       common shares                               17         400                                     417
    Translation adjustments                                                               (4)          (4)
    Other                                          (1)        (63)                                    (64)
    Net loss for the year ended
      December 31, 1995                                             (11,583)                      (11,583)
 --------------------------------------------------------------------------------------------------------
 BALANCES AT DECEMBER 31, 1995                 $1,742     $29,438   $(8,321)            $(92)    $ 22,767
 ========================================================================================================


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MEDAR, INC. AND SUBSIDIARIES

                                                                                 Year Ended December 31
 ----------------------------------------------------------------------------------------------------------
                                                                           1995           1994         1993
                                                                                        NOTE B       NOTE B
 ----------------------------------------------------------------------------------------------------------
                                                                                 (in thousands)
 ----------------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net earnings (loss)                                                  $(11,583)        $3,688        $3,300
 Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                     3,672          2,399         1,761
       Provision (credit) for deferred income taxes                       (130)            91
       (Increase) decrease in net accounts receivable                    3,305         (2,641)       (3,908)
       Increase in inventories                                          (1,752)        (4,468)         (985)
       (Increase) decrease in costs and estimated earnings
          in excess of billings on incomplete contracts                  1,610            383        (1,179)
       Increase in other assets                                           (658)          (937)          (87)
       Increase (decrease) in accounts payable and accrued
          expenses                                                      (1,431)         2,289         1,202
 ----------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                    (6,967)           804           104

 INVESTING ACTIVITIES
 Sale (purchase) of short-term investments                               4,018         (4,018)
 Purchase of property and equipment                                     (5,204)        (1,915)         (421)
 Investment in capitalized software                                     (3,253)        (2,507)       (2,066)
 -----------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                  (4,439)        (8,440)       (2,487)

 FINANCING ACTIVITIES
 Net decrease in borrowings under line of credit                                                     (2,470)
 Repayment of notes payable upon debt refinancing                                                    (1,155)
 Proceeds from long-term debt upon refinancing                                                        2,500
 Proceeds from exercise of stock options and other                         353             79            45
 Net proceeds from sale of common stock                                                13,666
 Debt repayments on long-term debt and capital lease
    obligations                                                         (8,139)       (12,778)       (9,573)
 Proceeds from long-term debt borrowings                                20,161          6,765        13,075
 ----------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                              12,375          7,732         2,422
 ----------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash                                     1            (10)
 ----------------------------------------------------------------------------------------------------------
 Increase in cash                                                          970             86            39
 Cash at beginning of  year                                                586            500           461
 ----------------------------------------------------------------------------------------------------------
 Cash at end of year                                                    $1,556           $586          $500
===========================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MEDAR, INC. AND SUBSIDIARIES


NOTE A

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its three 100% owned subsidiaries; Integral Vision-AID, Inc., Toledo, Ohio; Integral Vision Ltd., Bedford, United Kingdom; and Medar Canada Ltd., Oshawa, Ontario. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANSLATION OF FOREIGN CURRENCIES

The financial statements of Integral Vision Ltd. and Medar Canada Ltd. are translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts at year-end rates; income statement accounts at average exchange rates for the year. Transaction gains and losses are reflected in net earnings and are not significant.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of highly liquid investments, which mature within three months or less, other than U.S. government securities.

SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. government securities and are carried at cost which approximates market value.

ACCOUNTS RECEIVABLE

Trade accounts receivable primarily represent amounts due from automobile and other equipment manufacturers located in North America.

The Company's primary products are computer integrated quality control and inspection devices which are sold as capital goods. The activities of the Company and its subsidiaries are conducted in one product line.

Customers which accounted for 10% or more of the Company's sales in any of the three years ended December 31, 1995 and the respective sales in each year are:

                                                                       1995             1994            1993
               ---------------------------------------------------------------------------------------------

               ---------------------------------------------------------------------------------------------
               Chrysler Corporation                                  $3,400           $5,600          $8,300
               General Motors Corporation                             8,500            9,100           3,300
               =============================================================================================

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of an obsolescence reserve of $154,000 in 1995 and $463,000 in 1994):


                                                                           1995                1994
               ------------------------------------------------------------------------------------
                                                                              (in thousands)
               ------------------------------------------------------------------------------------
               Raw materials                                           $  7,095            $  4,998
               Work in process                                            3,305               4,032
               Finished goods                                             2,767               2,402
               ------------------------------------------------------------------------------------
                                                                        $13,167             $11,432
               ====================================================================================


PROPERTY AND EQUIPMENT

Property and equipment is stated on the basis of cost. Equipment capitalized under lease agreements and the related accumulated amortization is included in property and equipment. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation, including amortization of assets recorded under capital lease obligations, is computed by the straight-line method based on the estimated useful lives of the assets (buildings-40 years, other property and equipment-3 to 10 years).

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These amounts are stated at the lower of cost or net realizable value. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). Amortization of the capitalized costs amounted to $2,314,000, $1,638,000 and $1,235,000 in 1995, 1994 and 1993, respectively. Total accumulated amortization at December 31, 1995 and 1994, was $ 7,371,563 and $5,176,291 respectively.

PATENTS

Patents are stated at cost less accumulated amortization of $343,000 and $139,000 at December 31, 1995 and 1994, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets.

REVENUE RECOGNITION

Revenues are recorded at the time services are performed or when products are shipped, except for long-term contracts. Revenues on long-term contracts are recognized using the percentage of completion method . The effects of changes to estimated total contract costs are recognized in the year determined and losses, if any, are fully recognized when identified. Costs and estimated earnings recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on incomplete contracts. Long-term contracts include a relatively high percentage of engineering costs and are generally less than one year in duration.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development costs not recovered from customers are expensed as incurred.

INCOME TAXES

Deferred income taxes are provided when necessary to recognize the effect of temporary differences between financial and income tax accounting related principally to contract revenues, depreciation and capitalized computer software development costs.

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock outstanding and, to the extent dilutive, stock options outstanding during the period. The weighted average number of shares of common stock and common stock equivalents utilized in the computation of net earnings per share was 8,691,750 shares for the year ended December 31, 1995, 8,523,715 for the year ended December 31, 1994 and 7,529,366 shares for the year ended December 31, 1993.


NOTE B

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

Combined and separate results of Medar and Integral prior to combination are as follows:

                                                                       1994                1993
               --------------------------------------------------------------------------------
                                                                         (in thousands)
               --------------------------------------------------------------------------------
                 Net sales
                     Medar                                         $36,971             $26,390
                     Integral                                        3,707               2,304
                     Intercompany                                     (460)
               --------------------------------------------------------------------------------
                                                                   $40,218             $28,694
               ================================================================================

                 Net earnings (loss)
                     Medar                                          $3,866              $3,209
                     Integral                                          (93)                 91
                     Intercompany                                      (85)
               --------------------------------------------------------------------------------
                                                                    $3,688              $3,300
               ================================================================================

NOTE C

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON INCOMPLETE CONTRACTS

Costs and estimated earnings in excess of billings on incomplete contracts at December 31 are summarized as follows:

                                                                          1995                1994
               -----------------------------------------------------------------------------------
                                                                             (in thousands)
               -----------------------------------------------------------------------------------
                 Contract costs to date                               $ 4,278              $ 5,682
                 Estimated contract earnings                            1,985                5,415
               -----------------------------------------------------------------------------------
                                                                        6,263               11,097
                 Less billings to date                                 (5,582)              (8,806)
               -----------------------------------------------------------------------------------
                 Costs and estimated earnings in excess
                    of billings on incomplete contracts              $    681              $ 2,291
               ===================================================================================


The Company anticipates that the majority of costs incurred on long-term contracts at December 31, 1995, will be billed and collected in 1996.

NOTE D

LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt at December 31 consists of the following:


                                                                          1995                1994
               -----------------------------------------------------------------------------------
                                                                            (in thousands)
               -----------------------------------------------------------------------------------
                Revolving note payable to bank                         $ 9,818
                Term notes payable to bank                               4,463              $2,125
                Patent license payable                                   2,000
                Other                                                      156                 319
               -----------------------------------------------------------------------------------
                                                                        16,437               2,444
                Less current maturities                                    752                 472
               -----------------------------------------------------------------------------------
                                                                       $15,685              $1,972
               ===================================================================================


The revolving note payable to bank has a maximum balance of $10,000,000. This note expires August 10, 1997 and has advances which bear interest at bank's prime rate (8.5% at December 31, 1995 and 1994) or other rates made available under the terms of the agreement. In connection with this note, as amended, the Company has agreed, among other covenants, to maintain net worth and debt to equity, as defined, at specified levels.

The Company has two term notes payable to bank. One note is payable in quarterly installments of $62,500 plus interest at the bank's prime rate, with the balance becoming due June 29, 1998. The second note is payable in monthly installments of $14,111 plus interest at the bank's prime rate or other rates made available under the terms of the agreement, with the balance becoming due September 30, 2000. The notes are collateralized by the Medar office and production facilities in Farmington Hills, Michigan, and machinery and equipment, inventory and accounts receivable at all North American locations.

The patent license payable relates to future payments to be made to Square D Company related to the settlement of patent litigation. The payments are due in ten equal installments and have been discounted at 8%.

The fair values of these financial instruments approximates their carrying amounts at December 31, 1995.

Maturities of long-term debt and capitalized lease obligations are $10,394,000 in 1997; $1,714,000 in 1998; $352,000 in 1999; $2,032,000 in 2000; and
$1,193,000 thereafter.

NOTE E

STATEMENT OF CASH FLOWS

Acquisitions of property and equipment utilizing capital leases were $326,292 in 1993.

The Company paid interest on its debt instruments of $356,000, $384,000 and $514,000 in 1995, 1994 and 1993, respectively. Payments for income taxes were $125,000 and $113,000 in 1994 and 1993, respectively. There were no income tax payments in 1995.

NOTE F

INCOME TAXES

As of December 31, 1995, the Company has cumulative net operating loss carryforwards approximating $14,200,000 for tax purposes available for reduction of taxable income of future periods through 2010 and unused investment and research and development tax credits approximating $870,000 which expire through the same year. For financial reporting purposes, the net operating losses have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The valuation allowance increased $3,896,000 in 1995 and decreased $944,000 and $1,098,000 in 1994 and 1993, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows:




                                                                                 1995          1994
             --------------------------------------------------------------------------------------
                                                                                 (in thousands)
             --------------------------------------------------------------------------------------
             Deferred tax liabilities:
                Deductible software development costs, net of amortization     $2,224        $1,947
                Tax over book depreciation                                        346           368
                Percentage of completion                                          184           736
             --------------------------------------------------------------------------------------
                       Total deferred tax liabilities                           2,754         3,051

                Net operating loss carryforwards                                4,840         1,518
                Credit carryforwards                                              987           823
                Reserve for warranty                                              237            21
                Other                                                             510           482
             --------------------------------------------------------------------------------------
                       Total deferred tax assets                                6,574         2,844
                Valuation allowance for deferred tax assets                     3,896
             --------------------------------------------------------------------------------------
                       Net deferred tax assets                                  2,678         2,844
             --------------------------------------------------------------------------------------
                       Net deferred tax liabilities                           $    76        $  207
             ======================================================================================

Significant components of the provision (credit) for income taxes are as follows:

               ------------------------------------------------------------------------------------------
                                                              1995                1994               1993
               ------------------------------------------------------------------------------------------
                                                                               (in thousands)
               ------------------------------------------------------------------------------------------
               Current:
                  Federal                                                        $ 20                $ 50
                  Foreign                                                          (7)                 30
                  State                                                            28                  40
               ------------------------------------------------------------------------------------------
                                                                                   41                 120
               Deferred:
                  Federal                                   $(130)                130
                  Foreign                                                         (39)
               ------------------------------------------------------------------------------------------
                                                             (130)                 91
               ------------------------------------------------------------------------------------------
                                                            $(130)               $132                $120
               ==========================================================================================



The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                   1995            1994              1993
              -------------------------------------------------------------------------------------------
                                                                                  (in thousands)
              -------------------------------------------------------------------------------------------
              Tax (credit) at U.S. statutory rates             $(3,983)         $1,299            $1,163
              Utilization of net operating loss carryforwards                   (1,330)           (1,116)
              Valuation allowance established                    3,896
              Other nondeductible expenses                          75              38                44
              Other                                               (118)             97               (11)
              State income taxes                                                    28                40
              -------------------------------------------------------------------------------------------
                                                               $  (130)        $   132            $  120
              ===========================================================================================


NOTE G

EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan covering substantially all United States' employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $61,000, $87,000 and $76,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE H

STOCK OPTIONS

The terms of the Company's qualified incentive stock option plan provide for the issuance of options for the purchase of up to 800,000 shares of the Company's common stock at market value at the date of the option grant. Options are granted with various vesting requirements established by the Compensation Committee of the Board of Directors and expire ten years from the date of grant. There were 21,700 and 60,000 options granted under this plan during 1994 and 1993 respectively. No options were granted under this plan during 1995. Options for 378,738 shares were outstanding and exercisable at December 31, 1995.

Under the Company's non-qualified stock option plan, options to purchase 200,000 shares were available to grant at option prices set by the Compensation Committee of the Board of Directors. There were 19,000 and 6,000 options granted under this plan during 1994 and 1993, respectively. No options were
granted under this plan during 1995.   Options for 198,000 shares were
outstanding and exercisable at December 31, 1995.

The Company also has a third stock option plan under which it may issue qualified or non-qualified options for the purchase of up to 500,000 shares at option prices set by the Compensation Committee of the Board of Directors. There were 211,000 options granted under this plan in 1995. All 211,000 of these options were outstanding at December 31, 1995 and none were exercisable.

The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation" in October 1995 and is effective for 1996 financial statements. The Company does not intend to adopt the recognition provisions of the Statement, but will continue accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock issued to Employees" as permitted by the new Statement. Therefore, adoption will not materially impact the Corporation.

A summary of option activity under all plans follows:

                                                                  1995             1994             1993
                ----------------------------------------------------------------------------------------
                                                                                (in thousands)
                ----------------------------------------------------------------------------------------
                Outstanding at beginning of year                  664              660               756
                Granted ($4.75 to $11.50 per share)               211               41                66
                Exercised ($.35 to $7.50 per share)               (84)             (37)             (162)
                Canceled  ($1.50 to $9.25 per share)               (3)
                ----------------------------------------------------------------------------------------
                Outstanding at end of year
                    ($1.50 to $11.50 per share)                   788              664               660
                ========================================================================================


NOTE I

COMMITMENTS AND CONTINGENCIES

In July 1995, Medar, Inc. reached a settlement of its patent litigation which was initiated by Square D Company in April 1994 in the Federal District Courts in Eastern District of Michigan and in Delaware. This resolution also settles claims made by Medar against Square D. The terms of the settlement made under the auspices of the Federal District Court in Delaware provide for a cross license agreement on all single phase welding patents held by either company and call for a single payment related to use of technology in prior years as well as yearly payments for the use of technology in the future.

The single payment was recorded as an expense in 1995. The future payments have been reflected as a noncash transaction which increased both long-term debt and other assets by $2,000,000. The costs of this cross-licensing agreement will be amortized over the life of the agreement.

The Company and its subsidiaries use equipment under long-term operating lease agreements requiring rental payments approximating $254,000 in 1996, $139,000 in 1997, and $99,000 in 1998. Rent expense charged to operations approximated $380,000, $390,000 and $308,000 in 1995, 1994 and 1993, respectively.

NOTE J

GEOGRAPHIC AREA

Net sales to unaffiliated customers, earnings (loss) before income taxes, identifiable assets and liabilities, classified by geographic areas in which the Company operates, and net export sales by domestic operations, were as follows:

                                                             Year Ended December 31
----------------------------------------------------------------------------------------------------
                                                         1995                 1994              1993
----------------------------------------------------------------------------------------------------
                                                                 (in thousands)
----------------------------------------------------------------------------------------------------
 Net sales:
    Unaffiliated customers
           United States                             $ 33,330             $ 34,500            $24,485
           United Kingdom                               3,815                3,247              2,304
           Canada                                       2,626                2,471              1,905
-----------------------------------------------------------------------------------------------------
                                                     $ 39,771             $ 40,218            $28,694
=====================================================================================================
 Earnings (loss) before income taxes:
           United States                             $(11,766)            $  3,992            $ 3,232
           United Kingdom                                (200)                (224)               121
           Canada                                         253                   52                 67
-----------------------------------------------------------------------------------------------------
                                                     $(11,713)            $  3,820            $ 3,420
=====================================================================================================
 Identifiable assets:
           United States                             $ 42,101             $ 42,035            $28,586
           United Kingdom                               3,844                1,885                921
           Canada                                       1,145                1,109              1,251
           Eliminations                                (2,367)              (1,506)            (1,650)
-----------------------------------------------------------------------------------------------------
                                                     $ 44,723             $ 43,523            $29,108
=====================================================================================================
 Liabilities:
           United States                             $ 19,341             $  7,886            $12,048
           United Kingdom                               3,762                1,569                837
           Canada                                       1,092                1,625              1,664
           Eliminations                                (2,239)              (1,558)            (1,528)
-----------------------------------------------------------------------------------------------------
                                                     $ 21,956             $  9,522            $13,021
=====================================================================================================
 Net export sales by domestic
 operations:
    North America                                    $  1,944             $  6,377            $ 3,355
    Europe                                              3,785                3,677              1,696
    Asia                                                2,451                  707                966
    Other                                                 259                  138                 21
-----------------------------------------------------------------------------------------------------
                                                     $  8,439             $ 10,899            $ 6,038
=====================================================================================================

NOTE K

RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Two individuals who are officers and directors of the Company receive no compensation from the Company, but are compensated by Maxco, Inc., a major shareholder of the Company.

Excess product quality, warranty and other costs relate to costs incurred in 1995 in connection with quality and other problems experienced with new product introductions.

                SCHEDULE II - Valuation And Qualifying Accounts

                          Medar, Inc. And Subsidiaries

                                 (in thousands)



-----------------------------------------------------------------------------------------------------------------------------------
                  COLUMN A                 COLUMN B                     COLUMN C                    COLUMN D           COLUMN E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONS
-----------------------------------------------------------------------------------------------------------------------------------
                 Description               Balance at          Charged to
                                           Beginning            Costs         Charged To Other     Deductions-       Balance At End
                                           of Period         And Expenses     Accounts-Describe     Describe           Of Period
-----------------------------------------------------------------------------------------------------------------------------------
 Year ended December 31, 1995:
    Accounts receivable allowance         $   311            $    78                               $    34(2)             $  355
    Inventory obsolescence reserve            463                130                                   439(3)                154
    Deferred tax valuation allowance                                           $3,896(1)                                   3,896
                                          -------            -------           ------              -------                ------
                                          $   774            $   208           $3,896              $   473                $4,405
                                          =======            =======           ======              =======                ======
 Year ended December 31, 1994:
    Accounts receivable allowance         $   166            $   230                               $    85(2)             $  311
    Inventory obsolescence reserve            405                 58                                                         463
    Deferred tax valuation allowance          944                                                      944(1)
                                          -------            -------                               -------                ------
                                          $ 1,515            $   288                               $ 1,029                $  774
                                          =======            =======                               =======                ======
 Year ended December 31, 1993:
    Accounts receivable allowance         $    87            $   128                               $    49(2)             $  166
    Inventory obsolescence reserve            398                 49                                    42(3)                405
    Deferred tax valuation allowance                                           $  944(1)                                     944
                                          -------            -------           ------              -------                ------
                                          $   485            $   177           $  944              $    91                $1,515
                                          =======            =======           ======              =======                ======


 (1) Net change in deferred tax valuation allowance.


 (2) Net accounts receivable write-offs.


 (3) Write-off obsolete inventory.

                             EXHIBITS TO FORM 10-K



                                  MEDAR, INC.



                          YEAR ENDED DECEMBER 31, 1995


                        COMMISSION FILE NUMBER 0-12728

                                 EXHIBIT INDEX


Exhibit
 No.            Description                                            Page
-------         -----------                                            ----
  3.1           Articles of Incorporation, as amended

  11            Calculation of Earnings Per Share

  21            Subsidiaries of the Registrant

  23            Consent of Independent Accountants

  27            Financial Data Schedule