Form 10-Q
period 1996-03-31
MEDAR INC
filed 1996-05-13
CIK 719152

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                     OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to ____________

                           Commission File Number
                                   0-12728

                                MEDAR, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Michigan                                              38-2191935
- -------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

38700 Grand River Ave., Farmington Hills, Michigan               48335
- --------------------------------------------------         -------------------
   (Address of principal executive offices)                    (Zip Code)

                                (810) 471-2660
                        ------------------------------
             Registrant's telephone number, including area code)

                               (not applicable)
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No  [  ]


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of April 30, 1996 was 8,801,401.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                         MEDAR, INC. AND SUBSIDIARIES


                                                                                MARCH 31    DECEMBER 31
                                                                                  1996         1996
                                                                               ------------------------
                                                                                     (Unaudited)
                                                                                    (In thousands)
ASSETS
CURRENT ASSETS - Note D
     Cash                                                                       $     486     $  1,556
     Accounts receivable, less allowance of $390,000 at March 31,
       1996 and $355,000 at December 31, 1995                                       9,242        8,618
     Inventories - Note B                                                          12,883       13,167
     Costs and estimated earnings in excess of billings on incomplete
       contracts - Note C                                                           1,731          681
     Other current assets                                                             730          849
                                                                               -----------------------
          TOTAL CURRENT ASSETS                                                     25,072       24,871

PROPERTY, PLANT AND EQUIPMENT - Note D

     Land and land improvements                                                       329          329
     Building and building improvements                                             6,117        6,109
     Production and engineering equipment                                           2,958        2,733
     Furniture and fixtures                                                           960          891
     Vehicles                                                                         724          660
     Computer equipment                                                             4,469        3,907
                                                                               -----------------------
                                                                                   15,557       14,629
     Less accumulated depreciation                                                  5,367        4,965
                                                                               -----------------------
                                                                                   10,190        9,664
OTHER ASSETS

     Capitalized computer software development costs, net of
       amortization                                                                 7,050        6,761
     Patents                                                                        2,427        2,507
     Other                                                                            925          920
                                                                               -----------------------
                                                                                   10,402       10,188
                                                                               -----------------------
                                                                               $   45,664   $   44,723
                                                                               =======================

See notes to consolidated financial statements.

                         MEDAR, INC. AND SUBSIDIARIES



                                                                MARCH 31    DECEMBER 31
                                                                  1996         1995
                                                               ------------------------
                                                                      (Unaudited)
                                                                    (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Notes payable                                              $     10
     Accounts payable                                              3,582        $ 3,202
     Employee compensation                                           902            674
     Accrued and other liabilities                                 1,194          1,567
     Current maturities of long term debt - Note D                   725            752
                                                                -----------------------
          TOTAL CURRENT LIABILITIES                                6,413          6,195

LONG-TERM DEBT, less current maturities - Note D                  15,890         15,685

DEFERRED INCOME TAXES                                                                76

STOCKHOLDERS' EQUITY - Note F

     Common stock, without par value, stated value $.20
       per share; 10,000,000 shares authorized; 8,801,401
       shares issued and outstanding (8,711,589 shares at
       December 31, 1995)                                          1,760          1,742
     Additional paid-in capital                                   29,698         29,438
     Retained earnings deficit                                    (7,995)        (8,321)
     Accumulated translation adjustment                             (102)           (92)
                                                                -----------------------
          TOTAL STOCKHOLDERS' EQUITY                              23,361         22,767
                                                                -----------------------
                                                                $ 45,664        $44,723
                                                                =======================



See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                       THREE MONTHS ENDED MARCH 31
                                                                           1996          1995
                                                                       ---------------------------
                                                                              (Unaudited)
                                                                (In thousands, except for per share data)
Net sales                                                                $10,222        $11,358
Cost of sales                                                              6,755          7,588
                                                                         ----------------------
     GROSS MARGIN                                                          3,467          3,770

Costs and expenses:
     Marketing                                                             1,121          1,079
     General and administrative                                              741            812
     Research and development                                              1,022            424
     Patent litigation costs                                                                750
     Excessive product quality, warranty and other costs                                    450
                                                                         ----------------------
                                                                           2,884          3,515
                                                                         ----------------------
      EARNINGS FROM OPERATIONS                                               583            255

Interest:
     Expense                                                                 325             69
     Income                                                                   (9)           (43)
                                                                         ----------------------
                                                                             316             26
                                                                         ----------------------
     EARNINGS BEFORE INCOME TAXES                                            267            229

Provision (credit) for income taxes - Note E                                 (60)            82
                                                                         ----------------------
     NET EARNINGS                                                            327            147
                                                                         ======================
Net earnings per share                                                   $   .04        $   .02
                                                                         ======================
Weighted average number of shares of common stock outstanding              8,995          9,008
                                                                         ======================



See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                          THREE MONTHS ENDED MARCH 31
                                                                             1996             1995
                                                                    ---------------------------------
                                                                                  (Unaudited)
                                                                                 (In thousands)
OPERATING ACTIVITIES
Net earnings                                                               $    327         $     147
Adjustments to reconcile net earnings to net cash provided by (used
  in) operating activities:
    Depreciation and amortization                                             1,149               706
    Provision for deferred income taxes                                         (75)               65
    Changes in operating assets and liabilities                              (1,457)           (3,531)
                                                                           --------------------------
       NET CASH USED IN OPERATING ACTIVITIES                                    (56)           (2,613)

INVESTING ACTIVITIES
Sale of short-term investments                                                                  4,018
Purchase of property and equipment                                             (553)             (680)
Investment in capitalized software                                             (948)             (831)
                                                                           --------------------------
       NET CASH PROVIDED BY (USED IN) INVESTING
       ACTIVITIES                                                            (1,501)            2,507

FINANCING ACTIVITIES
Net increase (decrease) in borrowings under line of credit                       10              (149)
Debt repayments on long-term debt and capital lease obligations              (4,953)             (128)
Proceeds from long-term borrowings                                            5,156               398
Proceeds from exercise of stock options                                         277               128
                                                                           --------------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                490               249
                                                                           --------------------------
Effect of exchange rate changes on cash                                          (3)                3
                                                                           --------------------------
       INCREASE (DECREASE) IN CASH                                           (1,070)              146

Cash at beginning of period                                                   1,556               586
                                                                           --------------------------
       CASH AT END OF PERIOD                                               $    486         $     732
                                                                           ==========================

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                         MEDAR, INC. AND SUBSIDIARIES
                                MARCH 31, 1996




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the 1995 financial statements have been reclassified to conform with the corresponding 1996 presentation.


Note B - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:


                                         MARCH 31            MARCH 31
                                           1996                1995
                                        ------------------------------
                                               (In thousands)
Raw materials                           $    6,426           $   7,095
Work-in-process                              4,309               3,305
Finished goods                               2,148               2,767
                                        ------------------------------
                                        $   12,883           $  13,167
                                        ==============================

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete
         Contracts
Revenues on long-term contracts are recognized using the percentage of completion method. The effects of changes to estimated total contract costs are recognized in the period determined and losses, if any, are recognized fully when identified. Costs incurred and earnings recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on incomplete contracts. Long-term contracts include a relatively high percentage of engineering costs and are generally less than one year in duration.

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete
         Contracts (cont)
Activity on long-term contracts is summarized as follows:


                                        MARCH 31       DECEMBER 31
                                          1996            1995
                                       ---------------------------
                                               (In thousands)
Contract costs to date                 $   4,784        $   4,278
Estimated contract earnings                2,682            1,985
                                       --------------------------
                                           7,466            6,263
Less billings to date                     (5,735)          (5,582)
   Costs and estimated earnings in     --------------------------
    excess of billings on
    incomplete contracts               $   1,731        $     681
                                       ==========================


Note D - Long Term Debt and Other Financing Arrangements
Long-term debt at March 31, 1996 and December 31, 1995 consisted of the following:


                                        MARCH 31       DECEMBER 31
                                          1996            1995
                                             (In thousands)
                                       ---------------------------
Revolving note payable to bank         $  10,078        $   9,818
Term notes payable to bank                 4,358            4,463
Patent license payable                     2,000            2,000
Other                                        179              156
                                       --------------------------
                                          16,615           16,437
Less current maturities                      725              752
                                       --------------------------
                                       $  15,890        $  15,685
                                       ==========================



The revolving notes payable to bank has a maximum balance of $16,000,000 ($548,000 available at March 31, 1996) based on eligible accounts receivable and inventory as defined. This note expires August 31, 1998 and has advances which bear interest at the bank's prime rate (8.25% at March 31, 1996 and 8.5% at December 31, 1995). In connection with this note, as amended, the Company has agreed, among other covenants, to maintain net worth and debt to equity, as defined, at specified levels.

The Company has two term notes payable to bank. One is payable in quarterly installments of $62,500 plus interest at the bank's prime rate, with the balance becoming due June 29, 1998. The second note is payable in monthly installments of $14,111 plus interest at the bank's prime rate or other rates made available under the terms of the agreement, with the balance becoming due September 30, 2000. The notes are collateralized by the Medar office and production facilities in Farmington Hills, Michigan, and machinery and equipment, inventory and accounts receivable at all North American locations.

The patent license payable relates to future payments to be made to Square D Company related to the settlement of patent litigation. The payments are due in ten equal installments and have been discounted at 8%.

The fair values of these financial instruments approximates their carrying amounts at March 31, 1996.

Maturities of long-term debt, excluding those payable within twelve months from March 31, 1996 (which are stated as current maturities of long-term debt), are $478,000 in 1997; $11,806,000 in 1998; $368,000 in 1999; $2,043,000 in 2000; and
$1,195,000 thereafter.

Note E - Income Taxes
Significant components of the provision for income taxes for the three months ended March 31 are as follows:


                           1996       1995
                        --------------------
                           (In thousands)
Current:
     Federal             $   15
     Foreign                          $   5
     State                               12
                         ------------------
                             15          17
                         ------------------
Deferred:
     Federal                             43
     Foreign (credit)       (75)         22
                         ------------------
                            (75)         65
                         ------------------
                         $  (60)      $  82
                         ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                   MARCH 31     DECEMBER 31
                                                     1996          1995
                                                  --------------------------
                                                        (In thousands)
Deferred tax liabilities:
     Deductible software development costs,
       net of amortization                          $ 2,365      $  2,224
     Tax over book depreciation                         340           346
     Percentage of completion                           184           184
                                                    ---------------------
          Total deferred tax liabilities              2,889         2,754

Deferred tax assets:
     Net operating loss carryforwards                 4,881         4,840
     Credit carryforwards                             1,012           987
     Reserve for warranty                               237           237
     Other                                              526           510
                                                    ---------------------
           Total deferred tax assets                  6,656         6,574
Valuation allowance for deferred tax assets           3,767         3,896
                                                    ---------------------
     Net deferred tax assets                          2,889         2,678
                                                    ---------------------
     Net deferred tax liabilities                   $     0       $    76
                                                    =====================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the three months ended March 31 is as follows:

                                                         1996       1995
                                                     --------------------
                                                         (In thousands)
Tax at U.S. statutory rates                             $  91      $  78
Utilization of net operating loss carryforward           (181)
Other                                                      30         (8)
State income taxes                                                    12
                                                        ----------------
                                                        $ (60)     $  82
                                                        ================


Note F - Stock Options
At March 31, 1996, there were options to purchase 786,900 shares outstanding ranging in price from $1.50 to $11.50.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Net sales decreased to $10.2 million from $11.4 million (10.0%) in the first quarter of 1996. The decrease was due to a decrease in volume of resistance welding sales.

Cost of sales decreased to $6.8 million from $7.6 million and as a percentage of net sales to 66.1% from 66.8%.

Sales backlog for the Company at March 31, 1996 was $12.5 million, compared to $7.5 million at March 31, 1995.

Marketing expense remained relatively level from year to year at $1.1 million, but increased as a percentage of net sales to 11.0% from 9.5%. The increase in percentage was the result of the decrease in sales volume.

General and administrative expense decreased to $0.7 million from $0.8 million but increased as a percentage of net sales to 7.2% from 7.1%.

Research and development expense increased to $1.0 million from $0.4 million and as a percentage of net sales to 10.0% from 3.7%. The increase is due to the addition of engineering resources as well as the concentration of more engineering resources on development projects.

Net interest expense increased as a percentage of net sales to 3.1% from 0.2%. The increase is primarily the result of increased debt in 1996. There was no balance on the revolving note with the bank at March 31, 1995 and one of the term notes and the patent license payable were not added until after March 31, 1995.

The credit for income taxes in 1996 is the result of losses experienced at the Company's UK subsidiary. In addition, the Company has a lower U.S. effective tax rate in 1996 due to net operating loss carryforwards generated during the latter portion of 1995.

Liquidity and Capital Resources
The Company has a revolving note payable to its bank with a maximum balance of $16,000,000 ($548,000 available at March 31, 1996) based on eligible accounts receivable and inventory as defined. This note expires August 31, 1998 and has advances which bear interest at the bank's prime rate.

During the three months ended March 31, 1996, the Company utilized cash generated from operations and cash on hand at December 31, 1995 to fund the increase in accounts receivable, costs and estimated earnings in excess of billings on incomplete contracts, the purchase of property and equipment, and the investment in capitalized software.

The Company believes that current financial resources (working capital and its ability to obtain additional financing, if needed), together with cash generated from operations, will be adequate to meet known cash requirements.

No significant commitments for capital expenditures existed as of March 31, 1996. The company expects to capitalize approximately $3,500,000 of software development costs in 1996 and has no other plans for any significant capital expenditures.

PART II.  OTHER INFORMATION
Item 6. Exhibits and reports on Form 8-K

(a)     Exhibits


Exhibit
Number                          Description of Document
- -------                         -----------------------
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

3.1             Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended
                December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

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

10.18           First Amendment to Revolving Credit and Loan Agreement dated October 12, 1995, by and between Medar, Inc.,
                Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.18 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.19           Second Amendment to Revolving Credit and Loan Agreement dated October 31, 1995, by and between Medar, Inc.,
                Automatic Inspection Devices, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.20 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.20           Mortgage dated October 31, 1995 by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.21 to the registrant's
                Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.21           Installment Business Loan Note dated October 31, 1995, by and between Medar, Inc. and NBD Bank (filed as Exhibit
                10.22 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.22           Guarantee and Postponement of Claim  dated August 10, 1995  between Medar Canada, Ltd. and NBD Bank (filed as
                Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.23*          Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company (filed as Exhibit
                10.24 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.24           Third Amendment to Revolving Credit and Loan Agreement dated March 29, 1996 by and between Medar, Inc., Integral
                Vision-AID, Inc., Integral Vision Ltd. and NBD Bank.

10.25           Third Amended and Restated Revolving Note dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID,
                Inc., Integral Vision Ltd. and NBD Bank.

10.26           General Security Agreement dated March 29, 1996 by and between Medar, Inc. and NBD Bank.

10.27           General Security Agreement dated March 29, 1996 by and between Integral Vision-AID, Inc. and NBD Bank.

11              Calculation of Earnings per Share.


(b)             There were no reports on Form 8-K filed in the quarter ended March 31, 1996.

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





//CHARLES J. DRAKE//                            5/10/96
- -----------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




//RICHARD R. CURRENT//                          5/10/96
- -----------------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.               DESCRIPTION
- -----------               -----------

10.24 Third Amendment to Revolving Credit and Loan Agreement dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd. and NBD Bank.

10.25 Third Amended and Restated Revolving Note dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd. and NBD Bank.

10.26 General Security Agreement dated March 29, 1996 by and between Medar, Inc. and NBD Bank.

10.27 General Security Agreement dated March 29, 1996 by and between Integral Vision-AID, Inc. and NBD Bank.

11                  Calculation of Earnings per Share.

27                  Financial Data Schedule