Form 10-Q
period 1996-06-30
MEDAR INC
filed 1996-08-13
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
  /x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

  / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________to ____________

                             Commission File Number
                                    0-12728

                                  MEDAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Michigan                                      38-2191935
      -------------------------------                   -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

  38700 Grand River Ave., Farmington Hills, Michigan         48335
  --------------------------------------------------      ------------
      (Address of principal executive offices              (Zip Code)


                                 (810) 471-2660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                (not applicable)
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No  [   ]


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of July 31, 1996 was 8,802,401.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                             JUNE 30         DECEMBER 31
                                                                               1996              1995
                                                                    ------------------------------------
                                                                                    (Unaudited)
                                                                                  (In thousands)
ASSETS
CURRENT ASSETS - Note D
  Cash                                                                       $   767             $ 1,556
  Accounts receivable, less allowance of $443,000 at June 30,
  1996 and $355,000 at December 31, 1995                                       9,296               8,618
  Inventories - Note B                                                        16,117              13,167
  Costs and estimated earnings in excess of billings on incomplete
   contracts - Note C                                                          2,891                 681
  Other current assets                                                           643                 849
                                                                    ------------------------------------

    TOTAL CURRENT ASSETS                                                      29,714              24,871

PROPERTY, PLANT AND EQUIPMENT - Note D
  Land and land improvements                                                     329                 329
  Building and building improvements                                           6,123               6,109
  Production and engineering equipment                                         3,085               2,733
  Furniture and fixtures                                                         968                 891
  Vehicles                                                                       847                 660
  Computer equipment                                                           4,572               3,907
                                                                    ------------------------------------
                                                                              15,924              14,629
  Less accumulated depreciation                                                5,781               4,965
                                                                    ------------------------------------
                                                                              10,143               9,664
OTHER ASSETS

  Capitalized computer software development costs, net of
    amortization                                                               7,316               6,761
  Patents                                                                      2,422               2,507
  Other                                                                          873                 920
                                                                    ------------------------------------
                                                                              10,611              10,188
                                                                    ------------------------------------
                                                                             $50,468             $44,723
                                                                    ====================================

See notes to consolidated financial statements.

                          MEDAR, INC. AND SUBSIDIARIES



                                                                          JUNE 30           DECEMBER 31
                                                                            1996               1995
                                                                    -----------------------------------
                                                                                (Unaudited)
                                                                               (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                                            $6,410             $3,202
  Employee compensation                                                          827                674
  Accrued and other liabilities                                                1,134              1,567
  Current maturities of long term debt - Note D                                  721                752
                                                                    -----------------------------------

    TOTAL CURRENT LIABILITIES                                                  9,092              6,195

LONG-TERM DEBT, less current maturities - Note D                              17,122             15,685

DEFERRED INCOME TAXES                                                                                76

STOCKHOLDERS' EQUITY - Note F

 Common stock, without par value, stated value $.20 per share;
  10,000,000 shares authorized; 8,801,901 shares issued and
  outstanding (8,711,589 shares at December 31, 1995)                          1,760              1,742
Additional paid-in capital                                                    29,699             29,438
Retained earnings deficit                                                     (7,107)            (8,321)
Accumulated translation adjustment                                               (98)               (92)
                                                                    -----------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                    24,254             22,767
                                                                    -----------------------------------
                                                                             $50,468            $44,723
                                                                    ====================================



See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES



                                                          THREE MONTHS ENDED JUNE 30
                                                               1996         1995
                                                       ---------------------------------
                                                                 (Unaudited)
                                                   (In thousands, except for per share data)

Net sales                                                    $12,216        $11,194

Cost of sales                                                  8,303          7,375
                                                             ----------------------

  GROSS MARGIN                                                 3,913          3,819

Costs and expenses:

  Marketing                                                    1,026          1,145

  General and administrative                                     797            761

  Research and development                                       889            257

  Patent litigation costs                                                     4,625

  Excessive product quality, warranty and other costs                           351
                                                             ----------------------
                                                               2,712          7,139
                                                             ----------------------
  EARNINGS (LOSS) FROM OPERATIONS                              1,201         (3,320)

Interest:

  Expense                                                        311             82
  Income                                                         (20)           (14)
                                                             ----------------------
                                                                 291             68
                                                             ----------------------

  EARNINGS (LOSS) BEFORE INCOME TAXES                            910         (3,388)

Provision (credit) for income taxes - Note E                      23         (1,094)
                                                             ----------------------
  NET EARNINGS (LOSS)                                          $ 887       $ (2,294)
                                                             ======================
Net earnings (loss) per share                                  $ .10       $   (.26)
                                                             ======================

Weighted average number of shares of common stock and
  common stock equivalents where applicable                    9,081          8,697
                                                             ======================



See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES



                                                                            SIX MONTHS ENDED JUNE 30
                                                                             1996              1995
                                                                  -----------------------------------------
                                                                                   (Unaudited)
                                                                  (In thousands, except for per share data)

Net sales                                                                  $ 22,438          $ 22,552

Cost of sales                                                                15,058            14,963
                                                                           --------------------------

   GROSS MARGIN                                                               7,380             7,589

Costs and expenses:

   Marketing                                                                  2,147             2,224

   General and administrative                                                 1,538             1,573

   Research and development                                                   1,911               681

   Patent litigation costs                                                                      5,375

   Excessive product quality, warranty and other costs                                            801
                                                                           --------------------------

                                                                              5,596            10,654
                                                                           --------------------------
   EARNINGS (LOSS) FROM OPERATIONS                                            1,784            (3,065)

Interest:

   Expense                                                                      636               151

   Income                                                                       (29)              (57)
                                                                           --------------------------
                                                                                607                94
                                                                           --------------------------
   EARNINGS (LOSS) BEFORE INCOME TAXES                                        1,177            (3,159)

Credit for income taxes - Note E                                                (37)           (1,012)
                                                                           --------------------------
   NET EARNINGS (LOSS)                                                     $  1,214          $ (2,147)
                                                                           ==========================

Net earnings (loss) per share                                              $    .13          $   (.25)
                                                                           ==========================

Weighted average number of shares of common stock and
   common stock equivalents where applicable                                  9,038             8,673
                                                                           ==========================

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                          SIX MONTHS ENDED JUNE 30
                                                                            1996           1995
                                                                           ---------------------
                                                                                (Unaudited)
                                                                              (In thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                        $ 1,214       $(2,147)
Adjustments to reconcile net earnings to net cash provided by (used
  in) operating activities:
      Depreciation and amortization                                          2,069         1,547
      Provision for deferred income taxes                                      (75)       (1,012)
      Changes in operating assets and liabilities                           (3,118)       (4,935)
      Increase in patent litigation accrual                                                4,553
                                                                           ---------------------
        NET CASH PROVIDED BY (USED IN) OPERATING
         ACTIVITIES                                                             90        (1,994)

INVESTING ACTIVITIES
Sale of short-term investments                                                             4,018
Purchase of property and equipment                                            (905)       (1,357)
Investment in capitalized software                                          (1,657)       (1,663)
                                                                           ---------------------
        NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                                          (2,562)          998

FINANCING ACTIVITIES
Net increase (decrease) in borrowings under line of credit                                    32
Debt repayments on long-term debt and capital lease obligations             (9,594)         (249)
Proceeds from long-term borrowings                                          11,000           998
Proceeds from exercise of stock options                                        278           365
                                                                           ---------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                            1,684         1,146
                                                                           ---------------------
Effect of exchange rate changes on cash                                         (1)            1
                                                                           ---------------------
        INCREASE (DECREASE) IN CASH                                           (789)          151

Cash at beginning of period                                                  1,556           586
                                                                           ---------------------
        CASH AT END OF PERIOD                                              $   767       $   737
                                                                           =====================

See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                         MEDAR, INC. AND SUBSIDIARIES
                                JUNE 30, 1996




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the 1995 financial statements have been reclassified to conform with the corresponding 1996 presentation.


Note B - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:


                                            JUNE 30   DECEMBER 31
                                              1996         1995
                                             --------------------
                                                 (In thousands)
Raw materials                                $ 7,576      $ 7,095

Work-in-process                                6,696        3,305

Finished goods                                 1,845        2,767
                                             --------------------
                                             $16,117      $13,167
                                             ====================

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

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts (cont)

Activity on long-term contracts is summarized as follows:


                                                         JUNE 30   DECEMBER 31
                                                           1996         1995
                                                          --------------------
                                                             (In thousands)
Contract costs to date                                    $ 3,824      $ 4,278
Estimated contract earnings                                 4,431        1,985
                                                          --------------------
                                                            8,255        6,263
Less billings to date                                      (5,364)      (5,582)
                                                          --------------------
  Costs and estimated earnings in excess of billings on
    incomplete contracts                                  $ 2,891      $   681
                                                          ====================

Note D - Long Term Debt and Other Financing Arrangements
Long-term debt consisted of the following:


                                                          JUNE 30   DECEMBER 31
                                                            1996         1995
                                                          --------------------
                                                              (In thousands)
Revolving note payable to bank                            $11,369      $ 9,818
Term notes payable to bank                                  4,253        4,463
Patent license payable                                      2,000        2,000
Other                                                         221          156
                                                          --------------------
                                                           17,843       16,437
Less current maturities                                       721          752
                                                          --------------------
                                                          $17,122      $15,685
                                                          ====================

The revolving notes payable to bank has a maximum balance of $16,000,000 ($458,000 available at June 30, 1996) based on eligible accounts receivable and inventory as defined. This note expires August 31, 1998 and has advances which bear interest at the bank's prime rate (8.25% at June 30, 1996 and 8.5% at December 31, 1995). In connection with this note, as amended, the Company has agreed, among other covenants, to maintain net worth and debt to equity, as defined, at specified levels.

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

The fair values of these financial instruments approximates their carrying amounts at June 30, 1996.

Maturities of long-term debt, excluding those payable within twelve months from June 30, 1996 (which are stated as current maturities of long-term debt), are $377,000 in 1997; $13,114,000 in 1998; $387,000 in 1999; $2,049,000 in 2000;
and $1,195,000 thereafter.

Note E - Income Taxes
Significant components of the provision for income taxes for the three months ended June 30 are as follows:


                                                 1996        1995
                                                 ------------------
                                                   (In thousands)
Current:
  Federal                                        $ 35
  Foreign                                           3
  State
                                                 ------------------
                                                   38
                                                 ------------------
Deferred (credit):
  Federal                                                   $(1,037)
  Foreign                                         (75)           25
                                                 ------------------
                                                  (75)       (1,012)
                                                 ------------------
                                                 $(37)      $(1,012)
                                                 ==================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                          JUNE 30  DECEMBER 31
                                                                           1996         1995
                                                                           ------------------
                                                                             (In thousands)
Deferred tax liabilities:
  Deductible software development costs, net of amortization               $2,461      $2,224
  Tax over book depreciation                                                  335         346
  Percentage of completion                                                    184         184
                                                                           ------------------
     Total deferred tax liabilities                                         2,980       2,754

Deferred tax assets:
  Net operating loss carry forwards                                         4,579       4,840
  Credit carry forwards                                                     1,062         987
  Reserve for warranty                                                        237         237
  Other                                                                       557         510
                                                                           ------------------
     Total deferred tax assets                                              6,435       6,574

Valuation allowance for deferred tax assets                                 3,455       3,896
                                                                           ------------------
  Net deferred tax assets                                                   2,980       2,678
                                                                           ------------------
  Net deferred tax liabilities                                             $    0      $   76
                                                                           ==================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the three months ended June 30 is as follows:


                                                  1996       1995
                                                 -------------------
                                                   (In thousands)
Tax at U.S. statutory rates                      $  400    $(1,074)

Utilization of net operating loss carryforward     (549)

Other                                               112         62
                                                 -------------------
                                                 $  (37)   $(1,012)
                                                 ===================

Note F - Stock Options
At June 30, 1996, there were options outstanding to purchase 777,900 shares at prices ranging from $1.50 to $9.25.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended June 30, 1996 Compared to June 30, 1995.

Net sales increased to $12.2 million from $11.2 million (8.9%) in the second quarter of 1996. The increase was due to an increase in volume of resistance welding sales offsetting a decrease in vision sales. The increase in welding sales was primarily the result of a large order received from one of the Company's major customers. The decrease in vision sales is believed to be related to the tenative nature of the introduction of DVD technology to the marketplace. DVD, which is expected to become an industry standard for audio, video, and computer uses, was scheduled to be introduced in late 1996. At this time, introduction of DVD in 1996 is not believed to be probable. The delay of the introduction appears to have caused a delay in orders for the company's CD and DVD inspection equipment.

Cost of sales increased to $8.3 million from $7.4 million and as a percentage of net sales to 68.0% from 65.9%. The increase in percentage is primarily due to increased levels of overhead, without a corresponding increase in sales volume.

Sales backlog for the Company at June 30, 1996 was $11.5 million, compared to $16.8 million at June 30, 1995. The majority of the decrease is the result of sales recognized in 1996 on a large order received in June, 1995 from one of the company's major customers.

Marketing expense decreased to $1.0 million from $1.1 million and as a percentage of net sales to 8.4% from 10.2%. The decrease in expense was primarily the result of an effort to control certain marketing expenses.

General and administrative expense was relatively unchanged at $0.8 million and decreased as a percentage of net sales to 6.5% from 6.8%.

Research and development expense increased to $0.9 million from $0.3 million and as a percentage of net sales to 7.3% from 2.3%. The increase is due to the addition of engineering resources as well as the concentration of more engineering resources on development projects such as a new version of disc inspection equipment and a new mid-frequency weld control.

Net interest expense increased to $0.3 million from $0.1 million and as a percentage of net sales to 2.4% from 0.6%. The increase is primarily the result of increased debt in 1996. There was more activity on the revolving note with the bank during 1996 and one of the term notes related to a building purchase was not added until after June 30, 1995. In addition, the patent license payable was not added until the end of the second quarter in 1995.

The effective tax rate in 1996 is lower than in 1995 due to the net operating losses generated during the latter portion of 1995.

Six Months Ended June 30, 1996 Compared to June 30, 1995.

Net sales decreased slightly to $22.4 million in 1996 from $22.6 million (0.5%) in 1995. The Company's welding products showed an increase in sales while sales of vision products decreased. The increase in welding sales was primarily the result of a large order received from one of the company's major customers. The decrease in vision sales is believed to be related to the tentative nature of the introduction of DVD technology to the marketplace.
DVD, which is expected to become an industry standard for audio, video, and computer uses, was scheduled to be introduced in late 1996. At this time, introduction of DVD in 1996 is not believed to be probable. The delay of the introduction appears to have caused a delay in orders for the company's CD and DVD inspection equipment.

Cost of sales increased slightly to $15.1 million from $15.0 million and as a percentage of net sales to 67.1% from 66.3%.

Marketing expense decreased slightly to $2.1 million from $2.2 million and as a percentage of net sales to 9.6% from 9.9%.

General and administrative expense decreased slightly to $1.5 million from $1.6 million and as a percentage of net sales to 6.9% from 7.0%

Research and development expense increased to $1.9 million from $0.7 million and as a percentage of net sales to 8.5% from 3.0%. The increase is due to the addition of engineering resources as well as the concentration of more engineering resources on development projects such as a new version of disc inspection equipment and a new mid-frequency weld control.

Net interest expense increased to $0.6 million from $0.1 million and as a percentage of net sales to 2.7% from 0.4%. The increase is primarily the result of increased debt in 1996. There was more activity on the revolving note with the bank during 1996 and one of the term notes related to a building purchase was not added until after June 30, 1995. In addition, the patent license payable was not added until the end of the second quarter in 1995.

The credit for income taxes in 1996 is the result of losses experienced at the Company's UK subsidiary. In addition, the Company has a lower U.S. effective tax rate in 1996 due to net operating loss carry forwards generated during the latter portion of 1995.

Liquidity and Capital Resources
The Company has a revolving note payable to its bank with a maximum balance of $16,000,000 ($458,000 available at June 30, 1996) based on eligible accounts receivable and inventory, as defined. This note expires August 31, 1998 and has advances which bear interest at the bank's prime rate.

During the six months ended June 30, 1996, the Company utilized cash generated from operations, the increase in accounts payable and the revolving note payable to bank, and cash on hand at December 31, 1995 to fund increases in accounts receivable, inventories, and costs and estimated earnings in excess of billings on incomplete contracts, the purchase of property and equipment, and investments in capitalized software.

The Company believes that current financial resources (working capital and its ability to obtain additional financing, if needed), together with cash generated from operations, will be adequate to meet known cash requirements.

No significant commitments for capital expenditures existed as of June 30, 1996. The company expects to capitalize approximately $3,500,000 of software development costs in 1996 and has no other plans for any significant capital expenditures.

PART II.  OTHER INFORMATION
ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The annual meeting of the Company was held on May 29, 1996. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of the votes were as follows:

                           For           Withheld   Non-Votes
                        ---------        --------   ---------
Max Coon                5,906,838         20,325      1,000
Richard R. Current      5,908,838         18,325      1,000
Charles J. Drake        5,908,828         18,335      1,000
Stephan Sharf           5,908,838         18,325      1,000
Vincent Shunsky         5,908,838         18,325      1,000
William B. Wallace      5,906,838         20,325      1,000
Stephen R. Zynda        5,908,838         18,325      1,000
Frederico de Magalhaes  5,908,838         18,325      1,000

                              For      Against   Abstentions  Non-Votes
                           ---------   --------  -----------  ---------
Other business which may
come before the meeting    5,391,811    447,070      88,282     1,000

Item 6. Exhibits and reports on Form 8-K



(a) Exhibits

Exhibit
Number                Description of Document
- --------              -----------------------
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

10.24          Third Amendment to Revolving Credit and Loan Agreement dated March 29,
               1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision
               Ltd. and NBD Bank (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.25          Third Amended and Restated Revolving Note dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd. and NBD
               Bank (filed as Exhibit 10.25 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.26          General Security Agreement dated March 29, 1996 by and between Medar,
               Inc. and NBD Bank (filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.27          General Security Agreement dated March 29, 1996 by and
               between Integral Vision-AID, Inc. and NBD Bank (filed as Exhibit 10.27 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.28          General Security Agreement dated May 1, 1996 by and between Medar Canada
               Ltd. and NBD Bank.

10.29          Composite Guarantee and Debenture dated May 29, 1996 by and between
               Integral Vision Ltd. and NBD Bank.

11             Calculation of Earnings per Share.


(b)            There were no reports on Form 8-K filed in the quarter ended June 30, 1996.

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





/s/ Charles J. Drake                                             8/12/96
- ---------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/s/ Richard R. Current                                          8/12/96
- ---------------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                                DESCRIPTION
- -----------                                -----------
  10.28                              GENERAL SECURITY AGREEMENT
  10.29                              COMPOSITE GUARANTEE AND DEBENTURE
  11                                 CALUCATIONS OF EARNINGS PER SHARE
  27                                 FINANCIAL DATA SCHEDULE