Form 10-Q
period 1996-09-30
MEDAR INC
filed 1996-11-14
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ------------

                             Commission File Number
                                    0-12728

                                 MEDAR, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Michigan                                         38-2191935
    -------------------------------                     -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)


38700 Grand River Ave., Farmington Hills, Michigan            48335
--------------------------------------------------      -------------------
(Address of principal executive offices)                     (Zip Code)


                                (810) 471-2660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                               (not applicable)
       ----------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]      No  [   ]


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of October 31, 1996 was 8,852,401.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                 SEPTEMBER 30     DECEMBER 31
                                                                     1996            1995
                                                                 ------------     -----------
                                                                          (Unaudited)
                                                                         (In thousands)
ASSETS

CURRENT ASSETS - Note D

     Cash                                                        $        904   $     1,556

     Accounts receivable, less allowance of $480,000 at
     September 30, 1996 and $355,000 at December 31, 1995              11,382         8,618

     Inventories - Note B                                              16,502        13,167

     Costs and estimated earnings in excess of billings
        on incomplete contracts - Note C                                2,771           681

     Other current assets                                               1,369           849
                                                                 ------------   -----------
          TOTAL CURRENT ASSETS                                         32,928        24,871

PROPERTY, PLANT AND EQUIPMENT - Note D

     Land and land improvements                                           329           329

     Building and building improvements                                 6,128         6,109

     Production and engineering equipment                               3,216         2,733

     Furniture and fixtures                                               969           891

     Vehicles                                                             872           660

     Computer equipment                                                 4,631         3,907
                                                                 ------------   -----------
                                                                       16,145        14,629

     Less accumulated depreciation                                      6,205         4,965
                                                                 ------------   -----------
                                                                        9,940         9,664

OTHER ASSETS

     Capitalized computer software development costs, net
        of amortization                                                 7,626         6,761

     Patents                                                            2,375         2,507

     Other                                                                982           920
                                                                 ------------   -----------
                                                                       10,983        10,188
                                                                 ------------   -----------
                                                                 $     53,851   $    44,723
                                                                 ============   ===========

See notes to consolidated financial statements.

                          MEDAR, INC. AND SUBSIDIARIES


                                                                        SEPTEMBER 30       DECEMBER 31
                                                                            1996              1995
                                                                        ------------       -----------
                                                                                (Unaudited)
                                                                              (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                        $      5,185       $     3,202

Employee compensation                                                          1,108               674

Accrued and other liabilities                                                  1,054             1,567

Current maturities of long term debt - Note D                                    627               752
                                                                        ------------       -----------

   TOTAL CURRENT LIABILITIES                                                   7,974             6,195

LONG-TERM DEBT, less current maturities - Note D                              20,930            15,685

DEFERRED INCOME TAXES                                                                               76

STOCKHOLDERS' EQUITY - Note F

  Common stock, without par value, stated value $.20
    per share; 10,000,000 shares authorized;  8,852,401 shares
    issued and outstanding (8,711,589 shares at December 31, 1995)             1,771             1,742

Additional paid-in capital                                                    29,767            29,438

Retained-earnings deficit                                                     (6,501)           (8,321)

Accumulated translation adjustment                                               (90)              (92)
                                                                        ------------       -----------
TOTAL STOCKHOLDERS' EQUITY                                                    24,947            22,767
                                                                        ------------       -----------
                                                                        $     53,851       $    44,723
                                                                        ============       ===========

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES




                                                                     THREE MONTHS ENDED SEPTEMBER 30
                                                                       1996                    1995
                                                                    ---------              -----------
                                                                                (Unaudited)
                                                                 (In thousands, except for per share data)
Net sales                                                              $13,721                 $9,777
Cost of sales                                                            9,881                  7,655
                                                                       -------                 ------
    GROSS MARGIN                                                         3,840                  2,122
Costs and expenses:
    Marketing                                                            1,122                  1,181
    General and administrative                                             866                    969
    Research and development                                               828                    496
    Patent litigation costs                                                                        86
    Excessive product quality, warranty and other costs                                           248
                                                                       -------                 ------
                                                                         2,816                  2,980
                                                                       -------                 ------
    EARNINGS (LOSS) FROM OPERATIONS                                      1,024                   (858)
Interest:
    Expense                                                                429                    132
    Income                                                                 (32)                    (7)
                                                                       -------                 ------
                                                                           397                    125
                                                                       -------                 ------
    EARNINGS (LOSS) BEFORE INCOME TAXES                                    627                   (983)
Provision (credit) for income taxes                                         20                   (334)
                                                                       -------                 ------
    NET EARNINGS (LOSS)                                                $   607                 $ (649)
                                                                       =======                 ======
Net earnings (loss) per share                                          $   .07                 $ (.07)
                                                                       =======                 ======
Weighted average number of shares of common stock and
   common stock equivalents where applicable                             9,014                  8,709
                                                                       =======                 ======

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES




                                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                                         1996                   1995
                                                                       -------                -------
                                                                                 (Unaudited)
                                                                  (In thousands, except for per share data)
Net sales                                                                $36,159              $32,329
Cost of sales                                                             24,939               22,619
                                                                         -------              -------
        GROSS MARGIN                                                      11,220                9,710
Costs and expenses:
        Marketing                                                          3,268                3,405
        General and administrative                                         2,404                2,542
        Research and development                                           2,740                1,177
        Patent litigation costs                                                                 5,461
        Excessive product quality, warranty and other costs                                     1,049
                                                                         -------              -------
                                                                           8,412               13,634
                                                                         -------              -------
        EARNINGS (LOSS) FROM OPERATIONS                                    2,808               (3,924)
Interest:
        Expense                                                            1,065                  282
        Income                                                               (61)                 (64)
                                                                         -------              -------
                                                                           1,004                  218
                                                                         -------              -------
        EARNINGS (LOSS) BEFORE INCOME TAXES                                1,804               (4,142)
Credit for income taxes - Note E                                             (17)              (1,346)
                                                                         -------              -------
        NET EARNINGS (LOSS)                                              $ 1,821              $(2,796)
                                                                         =======              =======
Net earnings (loss) per share                                            $   .20              $  (.32)
                                                                         =======              =======
Weighted average number of shares of common stock and
        common stock equivalents where applicable                          9,030                8,685
                                                                         =======              =======

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES



                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                            1996                 1995
                                                       ---------         ------------
                                                              (Unaudited)
                                                            (In thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                      $ 1,821              $(2,796)
Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
        Depreciation and amortization                      3,276                2,400
        Provision for deferred income taxes                  (74)              (1,346)
        Changes in operating assets and liabilities       (7,312)              (6,686)
        Increase in patent litigation accrual                                   3,577
                                                      ----------          -----------
          NET CASH USED IN OPERATING ACTIVITIES           (2,289)              (4,851)
INVESTING ACTIVITIES
Sale of short-term investments                                                  4,018
Purchase of property and equipment                        (1,117)              (1,912)
Investment in capitalized software                        (2,633)              (2,413)
                                                       ---------         ------------
          NET CASH USED IN INVESTING ACTIVITIES           (3,750)                (307)
FINANCING ACTIVITIES
Net decrease in borrowings under line of credit                                   (76)
Debt repayments on long-term debt and capital lease
obligations                                              (14,972)              (6,470)
Proceeds from long-term borrowings                        20,095               11,400
Proceeds from exercise of stock options                      296                  378
                                                       ---------         ------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES        5,419                5,232
                                                       ---------         ------------
Effect of exchange rate changes on cash                      (32)                  11
                                                       ---------         ------------
          INCREASE (DECREASE) IN CASH                       (652)                  85
Cash at beginning of period                                1,556                  586
                                                       ---------         ------------
          CASH AT END OF PERIOD                          $   904              $   671
                                                       =========         ============




See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                          MEDAR, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1996




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

Certain items in the 1995 financial statements have been reclassified to conform with the corresponding 1996 presentation.


Note B - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:



                                           SEPTEMBER 30  DECEMBER 31
                                                1996         1995
                                           ------------  -----------
                                                (In thousands)
Raw materials                                   $ 7,211      $ 7,095
Work-in-process                                   7,052        3,305
Finished goods                                    2,239        2,767
                                                -------      -------
                                                $16,502      $13,167
                                                =======      =======

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

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts (cont)
Activity on long-term contracts is summarized as follows:



                                                       SEPTEMBER 30   DECEMBER 31
                                                           1996          1995
                                                        -----------   ----------
                                                            (In thousands)
Contract costs to date                                   $ 4,949        $ 4,278
Estimated contract earnings                                6,141          1,985
                                                         -------        -------
                                                          11,090          6,263
Less billings to date                                     (8,319)        (5,582)
                                                         -------        -------
Costs and estimated earnings in excess of billings
on incomplete contracts                                  $ 2,771        $   681
                                                         =======        =======

Note D - Long Term Debt and Other Financing Arrangements
Long-term debt consisted of the following:




                                                           SEPTEMBER 30  DECEMBER 31
                                                               1996         1995
                                                           ------------  -----------
                                                                (In thousands)
Revolving note payable to bank                               $15,273        $ 9,818
Term notes payable to bank                                     4,072          4,463
Patent license payable                                         2,000          2,000
Other                                                            212            156
                                                             -------        -------
                                                              21,557         16,437
Less current maturities                                          627            752
                                                             -------        -------
                                                             $20,930        $15,685
                                                             =======        =======

The revolving notes payable to bank has a maximum balance of $16,000,000 ($727,000 available at September 30, 1996) based on eligible accounts receivable and inventory as defined. This note expires August 31, 1998 and has advances which bear interest at the bank's prime rate (8.25% at September 30, 1996 and 8.5% at December 31, 1995). In connection with this note, as amended, the Company has agreed, among other covenants, to maintain net worth and debt to equity, as defined, at specified levels.

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

The fair values of these financial instruments approximates their carrying amounts at September 30, 1996.

Maturities of long-term debt, excluding those payable within twelve months from September 30, 1996 (which are stated as current maturities of long-term debt), are $264,000 in 1997; $17,024,000 in 1998; $393,000 in 1999; $2,054,000 in
2000; and $1,195,000 thereafter.

Note E - Income Taxes
Significant components of the provision for income taxes for the nine months ended September 30 are as follows:



                                         1996     1995
                                       -----------------

                                         (In thousands)
Current:
Federal                              $    55
Foreign                                    3
State                                -------------------
                                          58
                                     -------------------
Federal                                        $ (1,358)
Foreign                                  (75)        12
                                     -------------------
                                         (75)    (1,346)
                                     -------------------
                                     $   (17)  $ (1,346)
                                     ===================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                       SEPTEMBER 30   DECEMBER 31
                                                          1996          1995
                                                            (In thousands)
Deferred tax liabilities:
  Deductible software development costs, net of
  amortization                                              $ 2,892      $ 2,224
  Tax over book depreciation                                    276          346
  Percentage of completion                                      184          184
                                                            -------      -------
        Total deferred tax liabilities                        3,352        2,754
  Deferred tax assets:
  Net operating loss carry forwards                           4,129        4,840
  Credit carry forwards                                       1,363          987
  Reserve for warranty                                          237          237
  Other                                                         968          510
                                                            -------      -------
        Total deferred tax assets                             6,697        6,574
Valuation allowance for deferred tax assets                   3,345        3,896
                                                            -------      -------
  Net deferred tax assets                                     3,352        2,678
                                                            -------      -------
  Net deferred tax liabilities                              $     0      $    76
                                                            =======      =======

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the nine months ended September 30 is as follows:



                                                 1996       1995
                                                -------   ---------

                                                   (In thousands)
Tax at U.S. statutory rates                     $   613    $ (1,408)
Utilization of net operating loss carryforward     (735)
Other                                               105          62
                                                --------------------
                                                $   (17)   $ (1,346)
                                                ====================

Note F - Stock Options
At September 30, 1996, there were options outstanding to purchase 726,900 shares at prices ranging from $2.25 to $9.25.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations
Three Months Ended September 30, 1996 Compared to September 30, 1995.

Net sales increased to $13.7 million from $9.8 million (40%). The increase was the result of a 57% increase in revenues from welding control products and a 7% increase in revenues from vision systems. The increase in welding control revenues was related to the fulfillment of a large order received from one of the Company's major customers combined with strong demand in general for the Company's welding control products. Although vision systems revenues increased modestly, the market for the Company's products is believed to have been negatively effected by the delay in the introduction of DVD technology and by a flatening of the upward sales growth curve of audio discs.

Cost of sales increased to $9.9 million from $7.7 million; however, as a percentage of net sales decreased to 72.0% from 78%. The decrease in costs of sales as a percentage of sales principally resulted from higher overhead absorption related to greater production activity during the quarter.

Sales backlog for the Company at September 30, 1996 was $7.2 million, compared to $13.7 million at September 30, 1995. The level of backlog has decreased during 1996 as revenues were recognized on the fulfillment of the large welding control order discussed in the first paragraph.

Marketing expenses decreased to $1.1 million from $1.2 million and as a percentage of sales decreased to 8.2% from 12.1%. The dollar decrease reflects a combination of a decrease in marketing expenses for existing products offset by increases in expenditures related to the introduction of VisionBlox. The percentage decrease reflects the high level of revenue recognized during the period.

General and administrative expenses decreased to $0.9 million from $1.0 million and as a percentage of sales to 6.3% from 9.9%. The dollar decrease reflects better control of these expenditures. The percentage decrease reflects the relatively fixed nature of these expenses.

Research and development expenses increased to $0.8 million from $0.5 million and as a percentage of sales increased to 6% from 5.1%. Expenditures in 1996 are primarily related to development of new disc inspection systems (including DVD and recordable) and a new midfrequency welding control.

Net interest expense increased to $0.4 million from $0.1 million and as a percentage of net sales to 2.9% from 1.2%. The increase was the result of increased debt in 1996. There was more activity on the revolving note with the bank, and one of the term notes and patent license payable were not added until the fourth quarter of 1995.

The tax credit in 1995 is related to the operating loss reported in that period. The tax expense in 1996 is alternative minimum tax.

Nine Months Ended September 30, 1996 Compared to September  30, 1995.

Net sales increased to $36.2 million from $32.3 million (12%). The increase was the result of a 25% increase in revenues from welding control products and a 6% decrease in revenues from vision systems. The increase in welding control revenues was related to the fulfillment of a large order from one of the Company's major customers combined with strong demand in general for the Company's welding control products. The decrease in revenues from vision systems is believed to related to the delay of introduction of DVD technology and by the flatening of the upward sales growth curve of audio discs.

Cost of sales increased to $24.9 million from $22.6 million; however, as a percentage of net sales decreased to 69% from 70%. The decrease in costs of sales as a percentage of sales principally resulted from higher overhead absorption related to greater production activity.

Marketing expenses decreased to $3.3 million from $3.4 million and as a percentage of sales to 9% from 10.5%. The increase reflects a combination of a decrease in marketing expenses for existing products offset by increases in expenditures related to the introduction of VisionBlox. The percentage decrease reflects the high level of revenue recognized during the period.

General and administrative expenses decreased to $2.4 million from $2.5 million and as a percentage of sales to 6.6% from 7.9%. The dollar decrease reflects little change in expenditures. The percentage decrease reflects the relatively fixed nature of these expenses.

Research and development expenditures increased to $2.7 million from $1.2 million and as a percentage of net sales to 7.6% from 3.6%. Expenditures in 1996 are primarily related to development of new disc inspection systems and a new midfrequency welding control.

Net interest expense increased to $1.0 million from $0.2 million and as a percentage of net sales to 2.7% from 0.7%. The increase was the result of increased debt in 1996. There was more activity on the revolving note with the bank, and one of the term notes and patent license payable were not added until the fourth quarter of 1995.

The tax credit in 1995 is related to the operating loss reporting in that period. The tax expense in 1996 is alternative minimum tax.

Liquidity and Capital Resources
The Company has a revolving note payable to its bank with a maximum balance of $16,000,000 ($727,000 available at September 30, 1996) based on eligible accounts receivable and inventory, as defined. This note expires August 31, 1998 and has advances which bear interest at the bank's prime rate.

During the nine months ended September 30, 1996, the Company utilized cash generated from operations, the increase in accounts payable and the revolving note payable to bank, and cash on hand at December 31, 1995 to fund increases in accounts receivable, inventories, and costs and estimated earnings in excess of billings on incomplete contracts, the purchase of property and equipment, and investments in capitalized software.

The Company believes that current financial resources (working capital and its ability to obtain additional financing, if needed), together with cash generated from operations, will be adequate to meet known cash requirements.

No significant commitments for capital expenditures existed as of September 30, 1996. The company expects to capitalize approximately $3,600,000 of software development costs in 1996 and has no other plans for any significant capital expenditures.

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

10.28 General Security Agreement dated May 1, 1996 by and between Medar Canada Ltd. and NBD Bank (filed as Exhibit 10.28 to the registrant's Form 10-Q for the quarter ended June 30, 1996, SEC file 0-12728, and incorporated herein by reference).

10.29 Composite Guarantee and Debenture dated May 29, 1996 by and between Integral Vision Ltd. and NBD Bank (filed as Exhibit 10.29 to the registrant's Form 10-Q for the quarter ended June 30, 1996, SEC file 0-12728, and incorporated herein by reference).

10.30 Fourth Amendment to Revolving Credit and Loan Agreement dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc.,
       Integral Vision Ltd. and NBD Bank.

11     Calculation of Earnings per Share.


(b) There were no reports on Form 8-K filed in the quarter ended September 30, 1996.

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





//CHARLES J. DRAKE//                                                11/12/96
-------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




//RICHARD R. CURRENT//                                              11/12/96
-------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                EXHIBIT INDEX


Exhibit No.   Description
-----------   -----------
10.30         Revolving Credit & Loan Agreement
11            Calculation of Earnings Per Share
27            Financial Data Schedule