Form 10-K
period 1996-12-31
MEDAR INC
filed 1997-03-31
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
/x/ Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required) For fiscal year ended December 31, 1996, or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (Fee Required) For the transition period from ______________ to _______________

    Commission file number 0-12728



                                  MEDAR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                   38-2191935
---------------------------------       ---------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

        38700 Grand River Avenue,
       Farmington Hills, Michigan                          48335
 ----------------------------------------           -------------------
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number,                          (810) 471-2660
including area code:                             ----------------------------


Securities registered pursuant to Section 12(b) of the Act:


                                          Name of each exchange
       Title of each class                 on which registered
       -------------------                 -------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997:

     Common Stock, No Par Value, Stated Value $.20 Per Share - $27,081,920

        The number of shares outstanding on each of the issuer's classes of common stock, as of February 28, 1997:

      Common Stock, No Par Value, Stated Value $.20 Per Share - 8,852,401

                      DOCUMENTS INCORPORATED BY REFERENCE




Portions of the proxy statement for the annual shareholders meeting to be held May 28, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Medar, Inc. ("The Company") develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principal applications for the Company's products include optical inspection systems and resistance welding controls. From its incorporation in 1978 to 1983, the Company was 100% owned by Maxco Inc., a publicly-held, Michigan-based holding company ("Maxco"). In June of 1983, the Company issued to the public 800,000 shares of Common Stock, reducing Maxco's ownership to 80%. As of February 28, 1997, Maxco's ownership of the Company's Common Stock was approximately 21%.

The Company has two wholly-owned subsidiaries. Most of the Company's Canadian sales of resistance welding controls are effected through Medar Canada Ltd., located in Oshawa, Ontario, Canada. In February 1995, the Company acquired 100% of the common stock and preference shares of Integral Vision Ltd. ("Integral"), an English corporation, for 654,282 previously unissued shares of Medar, Inc. common stock. Integral is a machine vision company which develops solutions for OEM's and end-users. Sales of the Company's vision inspection systems are effected through Integral Vision-AID (a division of the Company), Integral Vision, Ltd., or the Company.

In 1994, the Company formed a joint venture with Shanghai Electric Welding Machine Works and Lida, USA called Shanghai Medar Welding Equipment Corp., Ltd., a manufacturer of resistance welding controls located in China. The Company owns 21.3% of this joint venture.

When used herein, unless the context indicates otherwise, "Medar" or the "Company" also refers to the Company's division and subsidiaries. The Company's principal offices are located at 38700 Grand River Avenue, Farmington Hills, Michigan 48335 and its telephone number is (810) 471-2660.

The Company's products are principally resistance welding controls and optical inspection and gauging equipment. Medar's welding controls monitor and automatically regulate electrical current for industrial resistance welding applications. The majority of the Company's optical inspection equipment is used to detect manufacturing defects in various optical storage media such as audio compact discs ("Audio CDs") and compact discs-read only memory ("CD-ROM's"), recordable compact discs ("CD-Rs"), and digital versital discs ("DVD's"). The Company also markets a general purpose vision inspection product.

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

The Company's products range from the low-end MedWeld 200 Series to the high-end MedWeld 700 and 3000 Series. The MedWeld 200 Series are low-cost, stand-alone systems for fixed weld sequences targeted at industrial manufacturers in emerging markets as well as domestic appliance manufacturers. The MedWeld 700 Series controls, also stand-alone systems, are capable of Level 1 integration and feature fully-programmable weld sequences and serial communications capabilities. This series is used by automotive and aerospace manufacturers in North America. The Company provides Level 1 integration with robotic equipment manufacturers including Fanuc Robotics North America, Inc. and Kawasaki Robotics USA. The MedWeld 3000 Series are welding subsystems that permit Level 2 integration with programmable controllers and robotic welding systems. The MedWeld 3000 Series is currently integrated with equipment manufactured by Allen-Bradley Company, Inc., ABB Robotics, Inc. and Nachi Robotics Systems, Inc. The Company believes that its integrated approach continues to represent a significant market opportunity.

The Company's product line uses common design elements, incorporates communications links and includes sophisticated feedback systems. The Company has developed a "weld kernel" that consists of core hardware and software needed for production of a wide range of welding controls in a single modular design. This weld kernel results in significantly reduced manufacturing and service costs as well as faster product design cycles. The

Company's communications products, including Weld Information Centers and Weld Support Systems, link multiple controls with customers' computer systems in order to program weld sequences and archive data for trend analysis and substantiation of weld quality, all from a central location.

Medar's feedback systems include SureWeld Stepper, which regulates current to compensate for electrode wear, and the Thermal Force Feedback System, which monitors the expansion of parts as they are welded to determine when a high-quality weld has been formed.

Optical Inspection of Compact Discs ("CD's")

The Company has developed optical inspection systems that utilize white-light illumination, linear-array or matrix technologies, and sophisticated analytical software. The cornerstone of the Company's optical inspection capability is its expertise in linear array technology.

In the Company's linear array optical disc inspection systems, a line of white light is projected onto the disc using specially-developed optics and collected with a linear array camera. Image processing software then analyzes and compares collected data to customer quality specifications. This collected data may also be used for statistical analysis and process control. The Company's systems can be integrated into production lines and are capable of completing an inspection cycle in less than one second. The Company believes its products provide a cost-effective solution to optical disc inspection due to a variety of software features that are available.

Optical discs, made of a translucent plastic raw material, are molded with microscopic pits that represent digital information. A thin layer of reflective aluminum is applied, followed by a protective lacquer coating and a silk-screened printed label. Discs are generally marked with a bar code or alphanumeric code for identification purposes. The Company offers optical inspection systems for a wide range of optical disc formats. Medar's standard defect inspection equipment can detect surface scratches, bubbles, black specks, pin holes, disc warp and other imperfections down to resolutions of 40 microns. Customers can specify optional features for reading bar codes, inspecting lacquer coatings, and birefringence measurement. Inspection systems can be configured to achieve resolutions to 20 microns to satisfy the demanding tolerances of higher-density optical storage media such as "write-once" CD-R's and "multiple write" Magneto-Optical ("MO") discs.

The Company's current family of optical inspection equipment is sold primarily to original equipment manufacturers ("OEMs") and end-users of CD manufacturing equipment. For sales to OEMs, the Company's products are typically integrated directly into optical disc production equipment. The Company's inspection systems are the systems of choice for many OEMs worldwide that sell optical disc manufacturing equipment.

The acquisition of Integral in 1995 provided the Company with additional inspection products to its existing matrix product line as well as synergies with its existing optical inspection product line, including systems which inspect the printed surface of a compact disc to verify label quality and another which reads and identifies alphanumeric catalog identification codes to prevent mislabeling.

General Purpose Vision Inspection Software ("VisionBlox")

Machine vision is the application of technology to acquire, process and analyze image data so that conclusions can be drawn and actions taken based on those results. Machine vision technology is most frequently used to insure manufactured product quality by monitoring and controlling the manufacturing process. In the past, vision systems required dedicated systems with customized software. The programming of customized software accounted for the majority of the development effort.

VisionBlox takes advantage of the advances in PC technology and uses that power to offer the first PC based, software-only machine vision product for OEMs, integrators, and machine builders to build low unit cost, low engineering investment, high-performance PC vision systems. VisionBlox can be configured in a variety of ways to customize every machine vision application. By supporting an open system's architecture, other third party hardware and software products can be easily linked into the VisionBlox application, thereby allowing developers to take advantage of off-the-shelf hardware and software products. Custom and powerful vision applications can be developed, tested, and released in man-weeks -- not man-months, or man-years.

VisionBlox includes custom controls for image processing, image analysis, third party products, calibration space, and transformations/geometry (2-D and 3-D space). VisionBlox has an open architecture and can support any commercial frame grabber or vision processor. System requirements include a Pentium IBM compatible PC with 32 MB RAM, 100 MB disk space, a single SVGA display monitor, Microsoft Visual Basic or Microsoft Visual C++, and Microsoft Windows.

Vision developers obtain tangible benefits from using VisionBlox, such as per unit cost reductions, reduction in engineering development time, eliminating the need to develop core vision algorithms, and providing a Windows user interface. These are just some of the reasons why, during its introductory year, VisionBlox was voted by readers of Test & Measurement World magazine one of this year's top products. Voters were asked to consider value-for-price, technical support, ease of use, overall quality, and reliability when making their selection.

See the notes to the Consolidated Financial Statements for details of Segment Data.

PRODUCT DEVELOPMENT

The markets in which the Company competes are characterized by rapid technological change. The Company's continued success will depend in large part upon its ability to develop and successfully introduce new products and product enhancements. For example, improvements in Audio CD and CD-ROM manufacturing systems, as well as the introduction of new optical storage formats such as DVD, CD-R and MO, require the Company to continually improve its optical inspection systems and provide additional features. The Company has devoted and will continue to devote substantial resources to research and development. There can be no assurance that the Company will be able to successfully develop, introduce and market new products or enhancements, or that new products or enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new products and enhancements in a timely manner in response to changing market conditions or customer requirements, the Company's results of operations could be materially and adversely affected. In addition, technological developments have resulted and may continue to result in the obsolescence of components and subassemblies the Company holds as inventory.

The following table sets for the periods indicated certain amounts relating to the Company's product development activities.


                                                  Year ended December 31
        -----------------------------------------------------------------
                                                    1996    1995    1994
         -----------------------------------------------------------------
                                                      (in millions)
        -----------------------------------------------------------------
        Gross engineering expenses                   $9.7    $8.0    $5.7


        Capitalized computer software                (4.7)   (3.3)   (2.5)
        development costs

        Costs directly related to customer orders    (1.4)   (1.8)   (0.4)

        Technical sales support expenses             (0.0)   (0.8)   (0.4)
        -----------------------------------------------------------------
          Net research and development expense       $3.6    $2.1    $2.4
        =================================================================
        Amortization of capitalized computer
        software development costs                   $2.5    $2.3    $1.6
        =================================================================



SALES AND MARKETING; CUSTOMERS

The Company markets its welding control and CD optical inspection products to both end-users and OEMs, and utilizes agents for the distribution of its products in Europe, Asia, South America and Mexico. The Company integrates these products with other manufacturers' factory automation systems.
Management believes this approach allows the Company to leverage the sales and marketing capabilities of equipment manufacturers such as Allen-Bradley Company, Inc., ABB Robotics, Inc., Marubeni America, and Toolex Alpha. The Company markets its VisionBlox software products worldwide to OEMs, integrators and volume end users utilizing a direct sales force, distributors, and alliance partners. Direct sales activities are aimed at location and alignment applications at high potential OEMs in the electronics, semiconductor, and printing industries where integrated motion/calibration capabilities make
VisionBlox extremely competitive.   The Company participates in numerous trade
shows each year and regularly advertises in various trade magazines.

Pricing for the Company's weld control and CD optical inspection products generally is determined by competitive bidding followed by negotiations. Pricing for the Company's systems is based on features, system configuration and the customer's volume requirements. The Company generally provides a one-year warranty for all products sold. For sales to OEMs and agents, the Company offers discounts from list pricing. Pricing for the Company's VisionBlox software is determined by the type of package and the accumulated quantity purchased over a one year period.

For the years ended December 31, 1996, 1995 and 1994, sales to Chrysler Corporation accounted for approximately 14%, 9%, and 14% respectively, of the Company's net sales. Sales to General Motors Corporation for the same periods accounted for approximately 19%, 21% and 23% of net sales, respectively. At December 31, 1996, approximately 40% and 23% of the Company's backlog was attributable to GM and Chrysler, respectively. The loss of either of these customers or cancellation of orders by them could have a material adverse effect on the Company's results of operations. The Company anticipates that in the near term it will continue to be dependent upon certain large customers for a significant portion of its revenues. VisionBlox was introduced in 1996. Marketing relationships have been established with a number of frame grabber companies in addition to working with several large customers who are currently integrating VisionBlox into product plans and new machines.

Because a significant portion of the Company's resistance welding controls sales are to domestic automotive manufacturers, the cyclical nature of the U.S. automotive industry significantly affects the Company's revenues and operating results. The Company's dependence on a few large customers in its resistance welding business, together with its reliance on large orders, and its reliance on a relatively discrete industry in its vision business have also contributed to the variability of the Company's operating results. In the past, downturns in the U.S. automotive industry have negatively affected the Company's resistance welding control sales, most recently in 1990. There can be no assurance that the Company will not be affected by future industry downturns in the U.S. automotive manufacturing industry.

Export sales accounted for 23%, 21% and 27% of the Company's net sales in 1996, 1995 and 1994, respectively. The Company expects that such sales will continue to represent a significant percentage of its net sales. The Company conducts sales and service operations for its welding control products in Canada through a wholly-owned Canadian subsidiary and a joint venture agreement with Shanghai Electric Welding Machine Works for production of resistance welding control equipment in China. Also, certain optical inspection sales are effected through Integral Vision Ltd. in the United Kingdom. Non-U.S. sales involve a number of risks, including fluctuations in exchange rates, changes in trade policies, tariff regulations and changes in governments. Most of the Company's international sales are denominated in U.S. dollars, Canadian sales are denominated in Canadian dollars, and Japanese sales of optical inspection equipment are denominated in yen. For certain non-U.S. sales, the Company markets and sells its products through independent sales representatives in Europe, Asia, South America and Mexico. The loss of a key foreign sales agent or OEM could have a material adverse effect on the Company's non-U.S. sales and, accordingly, the Company's results of operations.

See the notes to the Consolidated Financial Statements (Item 8) for details of geographic area information.

COMPETITION

The markets for microprocessor-based manufacturing control and optical inspection equipment are highly competitive. For welding controls, the Company's primary competitors include Weltronic Company, Robotron Corporation and Robert Bosch GmbH. To a lesser extent, the Company also competes with, among others, Dengensha America Corp./Dengensha Mfg. Co., Ltd., Nadex Co., Ltd./Nagoya Dengensha Co., Ltd., British Federal, Ltd., and Miyachi Technos Corporation. The Company believes competition for welding controls is based primarily upon price, performance, technical expertise, customer support and durability. For optical inspection, the Company's primary competitors are Dr. Schenk GmbH and Basler GmbH. The Company believes the principal competitive factors for optical inspection are quality, price, cycle times, and features. While the Company believes it currently competes favorably with respect to the above factors, there can be no assurance that it will be able to continue to do so or that competition will not have a material adverse effect on the Company's results of operations and financial condition. VisionBlox sales efforts are pre-directed towards the electronics, semiconductor, and printing industries where the Company believes it is extremely competitive in location and alignment applications. Dominant competitors include Cognex and AISI. While the Company may face competition from additional sources in all aspects of its business, the Company believes that competition in the optical disc inspection industry in particular may intensify, and that companies with significantly greater technical, financial and marketing resources than the Company may enter its markets.

MANUFACTURING AND SUPPLIERS

The Company manufactures its products at its headquarters in Farmington Hills, Michigan. Manufacturing consists primarily of assembling standard electrical and electronic components and hardware subassemblies purchased from suppliers into finished products. The Company also utilizes outside vendors to manufacture certain subassemblies and finished products.

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

BACKLOG

As of December 31, 1996, the Company had an order backlog of approximately $5.6 million, compared to approximately $12.9 million as of December 31, 1995. The Company's dependence on a few large customers in its resistance welding business, together with its reliance on large orders, have contributed to variability in the Company's backlog. For the years 1996, 1995 and 1994, approximately 14%, 9% and 14%, respectively, of the Company's net sales were attributable to sales to Chrysler Corporation ("Chrysler") and approximately 19%, 21% and 23%, respectively, were attributable to sales to General Motors Corporation ("GM"). At December 31, 1996 and 1995, approximately 40% and 62%, respectively, of the Company's backlog was attributable to GM and approximately 23% and 4%, respectively, of the Company's backlog was attributable to Chrysler. The loss of either of these customers or cancellation of orders by them could have a material adverse effect on the Company's results of operations. The Company anticipates that in the near term it will continue to be dependent upon certain large customers for a significant portion of its revenues. The Company's production schedule is generally based on a combination of sales forecasts and the receipt of specific customer orders, and typically no advance or progress payments are required from customers unless the system ordered includes custom features. Purchase orders are generally cancelable, although the Company may assess penalties. The Company expects to be able to ship products representing all of this backlog before the end of the current fiscal year, although there is no assurance that the Company will be able to do so. The amount of backlog at any date does not necessarily indicate revenues in any future period.

PATENTS AND PROPRIETARY RIGHTS

The Company believes that technology incorporated in its resistance welding control, optical inspection, and general vision products give it advantages over its competitors and prospective competitors. The Company attempts to protect its technology through a combination of patents, confidentiality agreements and trade secrets.

The Company has ten U.S. patents on technology involved in its resistance welding controls. In addition, certain of these technologies are protected by
foreign patents.   The Company also has a license to use certain patents
originally developed by Square D Company and a license to use certain patents originally developed by Owens-Illinois, Inc. relating to optical inspection technology. Recently, the Company has applied for patent protection of certain software products. There can be no assurance that any patents applied for will be granted or that patents the Company holds will be considered valid if challenged or sufficiently broad to protect the proprietary nature of the Company's technology. In addition, the software technology of the Company's products is advancing so quickly that in the 2-3 years it takes to get a patent issued in the U.S. and the up to ten years in some foreign countries, the technology may become obsolete before the patent issues.

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

EMPLOYEES

As of February 28, 1997, the Company had approximately 330 permanent employees, as compared to 325 at February 29, 1996 and 214 at February 28, 1995. The Company also engages a limited number of contract workers, primarily for assembly operations, the number of which varies, depending upon production requirements. None of the Company's employees is represented by a labor union.

The continued success of the Company is dependent in large part on certain key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. In particular, the Company relies upon the services and expertise of its product development and engineering staff. The Company believes that its future success will depend significantly upon its ability to attract, retain and motivate skilled technical, sales and management employees. The Company could encounter competition for these personnel.

ITEM 2. PROPERTIES

Manufacturing, engineering and administrative functions of Medar are performed at two facilities owned by the Company in Farmington Hills, Michigan which total approximately 100,000 square feet. In addition, Medar leases approximately 7,000 square feet of warehouse space in another location in Farmington Hills, Michigan on a month-to-month basis. Integral leases two facilities located in Bedford, United Kingdom approximating 5,000 square feet each to perform sales, some engineering, and administrative functions. These leases expire through 2015. Sales and service functions principally for Canadian sales are performed at Medar Canada, Ltd., which currently leases a 4,000 square foot facility in Oshawa, Ontario, Canada with a lease term expiring November 30, 1999.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     None.

                                    PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market (NASDAQ) as a National Market Issue under the symbol MDXR. As of February 28, 1997, there were approximately 4,000 stockholders of the Company including individual participants in security position listings.

The table below shows the high and low sales prices for the Company's common stock for each quarter in the past two years. The closing sales price for the Company's common stock on February 28, 1997 was $4 1/8 per share.



                                                  1996
----------------------------------------------------------------------
                                    Mar 31   Jun 30    Sept 30  Dec 31
----------------------------------------------------------------------
             High                   $ 9 1/8  $11 1/4  $11       $6 5/8
             Low                      6 1/8    8 1/8    6 5/8    4 5/8

                                                   1995
-----------------------------------------------------------------------
                                    Mar 31   Jun 30     Sept 30  Dec 31
-----------------------------------------------------------------------
             High                   $16 1/2  $11 1/2  $14 3/8   $11 3/4
             Low                      8 1/2    6 3/4    9 1/8     7 5/8
=======================================================================



The market for securities of small market-capitalization companies has been highly volatile in recent years, often for reasons unrelated to a company's results of operations. Management believes that factors such as quarterly fluctuations in financial results, changes in the automotive, audio electronics, and optical storage media industries, failure of new products to develop as expected, sales of common stock by existing shareholders, and substantial product orders may contribute to the volatility of the price of the Company's common stock. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of the Company's Common Stock.

The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of business.

ITEM 6. SELECTED FINANCIAL DATA

                                                                Year ended December 31
--------------------------------------------------------------------------------------------------------------
                                          1996             1995           1994           1993           1992
--------------------------------------------------------------------------------------------------------------
                                                        (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------
Net sales                               $41,471         $ 39,771        $40,218         $28,694        $20,981

Gross margin                             10,683            9,655         13,451          10,416          7,711

Earnings (loss) before extraordinary
credit                                   (1,979)         (11,583)         3,688           3,300          1,344

Extraordinary credit*                                                                                      735
                                       -----------------------------------------------------------------------
Net earnings (loss)                     $(1,979)        $(11,583)       $ 3,300         $ 3,688        $ 2,079

Earnings (loss) per share:
   Before extraordinary credit          $  (.22)        $  (1.33)       $   .43         $   .44        $   .19

   Extraordinary credit                                                                                    .10

Net earnings (loss) per share           $  (.22)        $  (1.33)       $   .43         $   .44        $   .29

Weighted average shares                   8,820            8,692          8,524           7,529          7,251
==============================================================================================================

* Tax benefit resulting from utilization of net operating loss carry forward.



                                                                    At December 31
--------------------------------------------------------------------------------------------------------------
                                         1996             1995           1994           1993           1992
--------------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
--------------------------------------------------------------------------------------------------------------
Working capital                       $17,041           $18,676         $23,459       $14,015         $ 6,245

Total assets                           50,276            44,723          43,523        29,109          22,015

Long-term debt,
  including current portion            21,647            16,437           2,444         8,451           1,932

Stockholders' equity                   21,302            22,767          34,001        16,087          12,416
=============================================================================================================


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Medar develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company's revenues are primarily derived from the sale of optical inspection equipment and resistance welding controls. Optical inspection equipment is principally sold to suppliers of audio compact disc ("Audio CD") and compact disc-read only memory ("CD-ROM") manufacturing equipment. Resistance welding control products are currently marketed primarily to automobile manufacturers and suppliers of industrial automation equipment. For the years of 1996, 1995 and 1994, approximately 14%, 9% and 14%, respectively, of the Company's net sales were attributable to sales to Chrysler Corporation and approximately 19%, 21% and 23%, respectively, of the Company's net sales were attributable to General Motors Corporation.

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

Most of the Company's international sales are denominated in U.S. dollars, Canadian welding sales are denominated in Canadian dollars and Japanese sales of optical inspection equipment are denominated in yen. The impact of foreign currency fluctuations has historically not been significant. For additional information on export sales, see the notes to the Consolidated Financial Statements (Item 8).

The markets in which the Company competes are technologically advanced and highly competitive. Accordingly, the Company's continued success requires substantial research and development expenditures. While developing new products, the Company attempts to be cognizant of inventory currently in its possession in order to help mitigate inventory becoming obsolete. Software development expenditures that are not chargeable to specific customer orders are expensed as research and development until technical feasibility is established. Thereafter, such expenditures are capitalized, reflected as other assets at the lower of cost or net realizable value, and amortized over the shorter of the remaining estimated economic life of the related products or five years. Capitalized software development costs were $4.7 million, $3.3 million and $2.5 million in 1996, 1995 and 1994, respectively. Amortization of capitalized software included in cost of sales was $2.5 million, $2.3 million and $1.6 million in 1996, 1995 and 1994, respectively. Engineering and development expenditures relating to certain orders are incorporated in the price charged to customers and are reflected in cost of sales. Those costs were $1.4 million, $1.8 million and $0.4 million in 1996, 1995 and 1994, respectively. The Company expects to continue its commitment to research and development in the future.

Management's future expectations and results of operations, and other forward looking statements contained in this document, involve a number of risks and uncertainties. Among these are business conditions and the general economy; competitive factors, such as pricing and marketing efforts of rival companies, margins actually realized on product sales, and the timing and success of new product introductions.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of net sales. The impact of inflation for the periods presented was not significant.


                                                                   Year ended December 31
----------------------------------------------------------------------------------------------
                                                                   1996       1995      1994
----------------------------------------------------------------------------------------------
                                                                        (in thousands)
----------------------------------------------------------------------------------------------
Net sales                                                          100.0%    100.0%    100.0%
Cost of sales                                                       74.2      75.7      66.6
----------------------------------------------------------------------------------------------
  Gross margin                                                      25.8      24.3      33.4
Marketing expense                                                   10.9      12.6       9.5
General and administrative expense                                   7.7       8.6       6.8
Research and development expense                                     8.6       5.2       5.9
Patent litigation costs                                                       13.7       1.6
Excess product quality, warranty and other costs                              12.3
----------------------------------------------------------------------------------------------
                                                                    27.2      52.4      23.8
----------------------------------------------------------------------------------------------
Earnings (loss) from operations                                     (1.4)    (28.1)      9.6

Interest:
  Expense                                                            3.7       1.5       0.6
  Income                                                            (0.1)     (0.2)     (0.5)
----------------------------------------------------------------------------------------------
                                                                     3.6        1.3       0.1
----------------------------------------------------------------------------------------------
Earnings (loss) before income taxes and extraordinary credit        (5.0)     (29.4)      9.5
Provision (credit) for income taxes                                 (0.2)      (0.3)      0.3
----------------------------------------------------------------------------------------------
Net earnings (loss)                                                 (4.8%)    (29.1%)     9.2%
==============================================================================================


YEAR ENDED DECEMBER 31, 1996, COMPARED TO DECEMBER 31, 1995

Net sales increased $1.7 million (4.3%) to $41.5 million in 1996 from $39.8 million in 1995. The increase resulted from an increase in resistance welding product sales and a decrease in sales of optical inspection products. The increase in the sales of resistance welding products resulted principally from continued strong orders from General Motors and Chrysler to satisfy retooling programs. The decrease in sales in optical vision products resulted principally from an industry wide drop in the growth of orders for audio CD's and CD-ROM's which resulted in reductions in and cancellations of orders for CD inspection equipment, particularly in the second half of the year.

Cost of sales increased to $30.8 million from $30.1 million and as a percent age of net sales decreased to 74.2% from 75.7%. Although 1996 and 1995 percentages are comparative, the cost of sales percentage remains higher than prior years and management's goals. This results from costs of amortization of software and other fixed costs not being fully absorbed at the sales levels achieved in 1996 and 1995.

Marketing expense decreased to $4.5 million from $5.0 million and as a percentage of net sales from 12.6% to 10.9%. The decrease resulted from better control of marketing costs, particularly the more effective integration of the AID and Integral Vision sales forces in the current year.

General and administrative expense decreased to $3.2 million from $3.4 million and as a percentage of net sales from 8.6% to 7.7%. The decrease resulted from cost savings following the closing of the former AID facility in Toledo early in 1996 and better consolidation of general and administrative costs related to Integral Vision in the UK.

Research and development costs increased to $3.6 million from $2.1 million and as a percentage of net sales from 5.2% to 8.6%. The increase principally represents increased expenditures related to development of VisionBlox and DVD and CD-R technologies.

Patent litigation costs and excess product quality, warranty and other costs represent expenses that were concluded as of December 31, 1995.

Interest expense increased to $1.5 million from $.6 million and as a percentage of net sales to 3.7% from 1.5%. The increase was due to additional average borrowings under the revolving note payable to the bank, and the full year effect of the patent license payable incurred in the third quarter of 1995 and the term note related to the acquisition of a new production facility in the fourth quarter of 1995.

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

Cost of sales increased to $30.1 million from $26.8 million and as a percentage of net sales to 75.7% from 66.6%. The increase was due to after-sale costs, manufacturing inefficiencies and higher levels of overhead which were added in anticipation of higher sales volume, and in some lines, more competitive pricing of products.

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

QUARTERLY INFORMATION

The following table sets forth consolidated statements of operations data for each of the eight quarters in the two year period ended December 31, 1996. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

                                                                        Quarter Ended
--------------------------------------------------------------------------------------------------------------------------
                                                    1996                                           1995
--------------------------------------------------------------------------------------------------------------------------
                                 Dec 31      Sep 30     Jun 30      Mar 31       Dec 31     Sep 30      Jun 30     Mar 31
--------------------------------------------------------------------------------------------------------------------------
                                                            (in thousands except per share data)
--------------------------------------------------------------------------------------------------------------------------
Net Sales                        $5,312     $13,721     $12,216     $10,222     $7,441     $9,777      $11,194     $11,359
Gross margin (loss)                (537)      3,840       3,913       3,467        109      2,091        3,790       3,665
Net earnings (loss)              (3,800)        607         887         327     (8,788)      (649)      (2,293)        147
==========================================================================================================================
Net earnings (loss) per share    $ (.43)       $.07        $.10        $.04     $(1.01)     $(.07)       $(.26)       $.02
==========================================================================================================================


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's sales and operating results have varied substantially from quarter to quarter. Net sales and earnings are typically lower in the fourth and first quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company's customers. The principal customers for the Company's resistance welding control products traditionally make purchases in connection with re-tooling for new automobile body styles and tend to purchase the Company's equipment in the second and third quarters. The end users of the Company's optical inspection products typically add manufacturing capacity in the second and third quarters in anticipation of higher production requirements in the fourth quarter. The Company expects its net sales and earnings to continue to fluctuate from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the company had a revolving note payable to bank due August 11, 1998, with a maximum balance of $16.0 million. In February, 1997, following negotiations with the bank, the Company restructured its bank obligation as follows:

     Revolving note payable to bank, with interest at the bank's prime rate, plus 1/4%, due August 11, 1998.

     Note payable to bank, with interest at the bank's prime rate, plus 2%, due $1.5 million July 31, 1997 and $1.5 million December 31, 1997.

     $1.5 million demand note payable to bank, with interest at the bank's prime rate, plus 1%, guaranteed by a stockholder.

The total of these obligations is limited to $16.0 million (decreasing to $15.0 million on July 31, 1997) with availability of the revolving note based upon levels of eligible accounts receivable and inventory. $15.6 million was borrowed on the line as of December 31, 1996. Substantially all of the Company's assets are pledged in support of these obligations and the mortgage notes payable.

The agreement with the bank includes tangible net worth covenants and ratios at levels which the Company believes can be maintained over the life of the agreement.

In 1996, the Company used proceeds from long-term borrowings to fund additions to capitalized software and property and equipment. Despite the operating loss, actual cash used in operations was minimal. No significant commitments for capital expenditures existed as of December 31, 1996. The Company expects to capitalize approximately $3.0 million of software development costs in 1997 and has no other plans for significant capital expenditures.

Although the Company believes that current financial resources together with cash generated from operations are adequate to meet cash needs through 1997, it expects to issue subordinated debt in the first six months of 1997 that will be used to refinance the demand note and support working capital requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and quarterly results of operations are submitted in separate sections of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1996), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1996), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1996), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1996), with respect to directors and executive officers of the Company, is incorporated herein by reference.

                                    PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1)     The response to this portion of Item 14 is
and (2)    submitted as a separate section of this report.
 (3)       Listing of Exhibits

Exhibit
Number                    Description of Document
------                    ----------- -- --------

3.1 Articles of Incorporation, as amended. (Filed as Exhibit 3.1 to the registrant's Form.)

3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1991, SEC file 0-12728, and incorporated herein by reference).

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

10.24 Third Amendment to Revolving Credit and Loan Agreement dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd., and NBD Bank (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.25 Third Amended and Restated Revolving Note dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd., and NBD Bank (filed as Exhibit 10.25 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference.)

10.26 General Security Agreement dated March 29, 1996 by and between Medar, Inc., and NBD Bank (filed as
           Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.27 General Security Agreement dated March 29, 1996 by and between Integral Vision-AID, Inc. and NBD Bank (filed as Exhibit 10.27 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.28 General Security Agreement dated May 1, 1996 by and between Medar Canada Ltd., and NBD Bank (filed as
           Exhibit 10.28 to the registrant's Form 10-Q for the quarter ended June 30, 1996, SEC file 0-12728, and incorporated herein by reference).

10.29 Composite Guarantee and Debenture dated May 29, 1996 by and between Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.29 to the registrant's Form 10-Q for the quarter ended June 30, 1996, SEC file 0-12728, and incorporated herein by reference).

10.30      Fourth Amendment to Revolving Credit and Loan
           Agreement dated August 11, 1996 by and between Medar,
           Inc., Integral Vision-AID, Inc., Integral Vision Ltd.
           and NBD Bank (filed as Exhibit 10.30 to the registrant's Form 10-Q for the quarter ended
           September 10, 1996, SEC file 0-12728, and incorporated herein by reference).

10.31 Fifth amendment to revolving credit and loan agreement dated February 27, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD Bank.

10.32 Over formula loan note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd. and NBD
           Bank.

10.33 Bridge loan note dated February 27, 1997 by and between Medar, Inc., Integral Vision ,Ltd., and NBD
           Bank.

10.34      Guaranty by Maxco, Inc. dated February 27, 1997 of
           $1,500,000 bridge loan note by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank.

11         Calculation of Earnings per Share.

21         Subsidiaries of the Registrant.

23         Consent of Independent Accountants.

27         Financial Data Schedule

(b)        There were no reports on Form 8-K filed in the
                quarter ended December 31, 1996.

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


Date:      March 25, 1997     MEDAR, INC.
           --------------


                              By:   //CHARLES J. DRAKE//
                                    --------------------------------------------
                              Charles J. Drake, President, Chairman of the Board (Principal Executive Officer)


                              By:   //RICHARD R. CURRENT//
                                    --------------------------------------------
                              Richard R. Current, Executive Vice President of Finance and Operations (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   //CHARLES J. DRAKE//       President, Chairman of the Board (Principal
---------------------------   Executive Officer) and Director
Charles J. Drake


   //MAX A. COON//            Vice Chairman, Secretary and Director
---------------------------
Max A. Coon


   //RICHARD R. CURRENT//     Executive Vice President of Finance and Operations
---------------------------   (Principal Financial and Accounting Officer) and
Richard R. Current             Director


   //VINCENT SHUNSKY//        Treasurer and Director
---------------------------
Vincent Shunsky


   //WILLIAM B. WALLACE//     Director
---------------------------
William B. Wallace



   //STEPHAN SHARF//          Director
---------------------------
Stephan Sharf


   //STEPHEN ZYNDA//          Director
---------------------------
Stephen Zynda

                           ANNUAL REPORT ON FORM 10-K


                       ITEM 14(a)(1) AND (2), (c) AND (d)


              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                   SCHEDULES


                                CERTAIN EXHIBITS


                         FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1996


                                  MEDAR, INC.


                           FARMINGTON HILLS, MICHIGAN

FORM 10-K - ITEM 14(a)(1) and (2)
MEDAR, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


(a)(1) The following consolidated financial statements of Medar, Inc. and subsidiaries are included in Item 8:

              Report of independent auditors
              Consolidated balance sheets-December 31, 1996 and 1995 Consolidated statements of operations-Years ended
                December 31, 1996, 1995 and 1994
              Consolidated statements of stockholders' equity-Years
                ended December 31, 1996, 1995 and 1994
              Consolidated statements of cash flows-Years ended
                December 31, 1996, 1995 and 1994
              Notes to consolidated financial statements-December 31, 1996

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

REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS




Board of Directors and Stockholders
Medar, Inc.


We have audited the consolidated balance sheets of Medar, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medar, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               Ernst & Young LLP


Detroit, Michigan
February 27, 1997

CONSOLIDATED BALANCE SHEETS
MEDAR, INC. AND SUBSIDIARIES

                                                                                                     DECEMBER 31
--------------------------------------------------------------------------------------------------------------------
                                                                                                   1996         1995
--------------------------------------------------------------------------------------------------------------------
                                                                                                   (in thousands)
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS (Note D)

   Cash                                                                                         $   215      $ 1,556
   Accounts receivable, less allowance of $400,000 in 1996, and $355,000 in 1995                  9,415        8,618
   Inventories (Note A)                                                                          15,991       13,167
   Costs and estimated earnings in excess of billings on incomplete contracts  (Note C)           1,841          681
   Other current assets                                                                             543          849
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                             28,005       24,871

PROPERTY AND EQUIPMENT (Note D)
   Land and improvements                                                                            368          329
   Building and building improvements                                                             6,147        6,109
   Production and engineering equipment                                                           3,303        2,733
   Furniture and fixtures                                                                           990          891
   Vehicles                                                                                         878          660
   Computer equipment                                                                             5,058        3,907
--------------------------------------------------------------------------------------------------------------------
                                                                                                 16,744       14,629
   Less accumulated depreciation                                                                  6,625        4,965
--------------------------------------------------------------------------------------------------------------------
                                                                                                 10,119        9,664
OTHER ASSETS
   Capitalized computer software development costs, less accumulated amortization (Note A)        8,908        6,761
   Patents, less accumulated amortization (Note A)                                                2,328        2,507
   Other                                                                                            916          920
--------------------------------------------------------------------------------------------------------------------
                                                                                                 12,152       10,188
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                    $50,276      $44,723
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   ACCOUNTS PAYABLE                                                                             $ 5,218      $  ,202
   EMPLOYEE COMPENSATION                                                                          1,001          674
   ACCRUED AND OTHER LIABILITIES                                                                  1,108        1,567
   CURRENT MATURITIES OF LONG-TERM DEBT (NOTE D)                                                  3,637          752
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        10,964        6,195
LONG-TERM DEBT, less current maturities (Note D)                                                 18,010       15,685
DEFERRED INCOME TAXES                                                                                             76
STOCKHOLDERS' EQUITY (Note H)
   Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 8,852,401 shares issued and outstanding (8,711,589 shares at
     December 31, 1995)                                                                           1,771        1,742
   Additional paid-in capital                                                                    29,767       29,438
   Earnings deficit retained                                                                    (10,300)      (8,321)
   Accumulated translation adjustment                                                                64          (92)
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       21,302       22,767
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $50,276      $44,723
====================================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
MEDAR, INC. AND SUBSIDIARIES

                                             Year ended December 31
---------------------------------------------------------------------
                                             1996      1995      1994
---------------------------------------------------------------------
                                (in thousands, except per share data)
---------------------------------------------------------------------
Net sales                                 $41,471   $39,771   $40,218
Cost of  sales                             30,788    30,116    26,767
---------------------------------------------------------------------
                                           10,683     9,655    13,451
Costs and expenses:
   Marketing                                4,510     5,016     3,814
   General and administrative               3,203     3,416     2,738
   Research and development                 3,552     2,088     2,362
   Patent litigation costs (Note I)                   5,461       665
   Excess product quality, warrant and
     other costs (Note J)                             4,872
---------------------------------------------------------------------
                                           11,265    20,853     9,579
---------------------------------------------------------------------
Earnings (loss) from operations              (582)  (11,198)    3,872

Interest:
   Expense                                  1,523       587       251
   Income                                     (50)      (72)     (199)

---------------------------------------------------------------------
                                            1,473       515        52
---------------------------------------------------------------------
Earnings (loss) before income taxes        (2,055)  (11,713)    3,820
Provision (credit) for income taxes
  (Note F)                                    (76)     (130)      132
---------------------------------------------------------------------
Net earnings (loss)                       $(1,979) $(11,583)   $3,688
=====================================================================
Net earnings (loss) per share (Note A)      $(.22)   $(1.33)     $.43
=====================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDAR, INC. AND SUBSIDIARIES





                                                                        Additional        Retained    Accumulated
                                                           Common        Paid-In          Earnings    Translation
                                                            Stock         Capital         (Deficit)    Adjustment   Total
----------------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1994                                 $1,452          $15,145        $    (411)      $(99)     $16,087
   Exercise of options to purchase 37,200
     common shares                                               8               89                                       97
   Issuance of 30,000 shares to acquire
     technology                                                  6              463                                      469
   Issuance of 1,300,000 shares                                260           13,406                                   13,666
   Translation adjustments                                                                                   11           11
   Other                                                                         (2)             (15)                    (17)
   Net earnings for the year ended December
     31, 1994                                                                                  3,688                   3,688
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                                1,726           29,101            3,262        (88)      34,001
   Exercise of options to purchase 84,262
     common shares                                              17              400                                      417
   Translation adjustments                                                                                   (4)          (4)
   Other                                                        (1)             (63)                                     (64)
   Net loss for the year ended December 31,
     1995                                                                                    (11,583)                (11,583)
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                                1,742           29,438           (8,321)       (92)      22,767
  Exercise of options to purchase 140,812
     common shares                                              29              329                                      358
  Translation adjustments                                                                                   156          156
  Net loss for the year ended December
     31, 1996                                                                                 (1,979)                 (1,979)
----------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                               $1,771          $29,767         $(10,300)      $ 64      $21,302
============================================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MEDAR, INC. AND SUBSIDIARIES


                                                                                   Year Ended December 31
------------------------------------------------------------------------------------------------------------------
                                                                                1996            1995          1994
------------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings (loss)                                                        $  (1,979)      $ (11,583)      $ 3,688
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                            4,529           3,672         2,399
      Provision (credit) for deferred income taxes                               (76)           (130)           91
      (Increase) decrease in net accounts receivable                            (797)          3,305        (2,641)
      Increase in inventories                                                 (2,824)         (1,752)       (4,468)
      (Increase) decrease in costs and estimated earnings
         in excess of billings on incomplete contracts                        (1,160)          1,610           383
      Decrease in other assets                                                   310            (658)         (937)
      Increase (decrease) in accounts payable and accrued
         expenses                                                              1,884          (1,431)        2,289
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             (113)         (6,967)          804

INVESTING ACTIVITIES
Sale (purchase) of short-term investments                                                      4,018        (4,018)
Purchase of property and equipment                                            (2,283)         (5,204)       (1,915)
Investment in capitalized software                                            (4,669)         (3,253)       (2,507)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (6,952)         (4,439)       (8,440)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and other                                358             353            79
Net proceeds from sale of common stock                                                                      13,666
Debt repayments on long-term debt and capital lease
  obligations                                                                (20,154)         (8,139)      (12,778)
Proceeds from long-term debt borrowings                                       25,364          20,161         6,765
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      5,568          12,375         7,732
------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                          156               1           (10)
------------------------------------------------------------------------------------------------------------------
(Decrease) Increase in cash                                                   (1,341)            970            86
Cash at beginning of  year                                                     1,556             586           500
------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                        $     215       $   1,556       $   586
==================================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MEDAR, INC. AND SUBSIDIARIES


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The 1996 consolidated financial statements include the accounts of the Company and its two 100% owned subsidiaries: Integral Vision Ltd., United Kingdom; and Medar Canada Ltd., Canada. The 1995 and 1994 consolidated financial statements include the accounts of Integral Vision-AID, Inc. Integral Vision-AID, Inc. became a division of Medar, Inc. in 1996. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable primarily represent amounts due from automobile and other equipment manufacturers located in North America for welding products and from equipment manufactured in North America, Asia and Europe for vision products

Customers which accounted for 10% or more of the Company's resistance welding controls sales in any of the three years ended December 31, 1996 and the respective sales in each year are:

                                                                        1996             1995            1994
              -----------------------------------------------------------------------------------------------
                                                                            (in thousands)
              -----------------------------------------------------------------------------------------------
              Chrysler Corporation                                    $6,009           $3,400          $5,600
              General Motors Corporation                               7,730            8,500           9,100
              ================================================================================================

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of obsolescence reserve of $156,000 in 1996 and $154,000 in 1995):


                                                                            1996                1995
              --------------------------------------------------------------------------------------
                                                                               (in thousands)
              --------------------------------------------------------------------------------------
              Raw materials                                             $  7,677            $  7,095
              Work in process                                              3,106               3,305
              Finished goods                                               5,208               2,767
              --------------------------------------------------------------------------------------
                                                                         $15,991             $13,167
              ======================================================================================


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

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These amounts are stated at the lower of cost or net realizable value. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). Amortization of the capitalized costs amounted to $2,522,000, $2,314,000, and $1,638,000 in 1996, 1995 and 1994, respectively. Total accumulated amortization at December 31, 1996 and 1995, was $9,893,468 and $7,371,563 respectively.

PATENTS

Patents are stated at cost less accumulated amortization of $660,000 and $343,000 at December 31, 1996 and 1995, respectively. Amoritization of the patents amounted to $317,000, $204,000 and $30,000 in 1996, 1995, and 1994,
respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets.

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

EARNINGS PER SHARE

Earnings per share is based on the weighted average number of shares of common stock outstanding and, to the extent dilutive, stock options outstanding during the period. The weighted average number of shares of common stock and common stock equivalents utilized in the computation of net earnings per share was 8,820,140 for the year ended December 31, 1996, 8,691,750 shares for the year ended December 31, 1995, and 8,523,715 for the year ended December 31, 1994.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted the Financial Accounting Standards Board Statement No. 121, Accounting for the Impariement of Long-Lived Asets and for Long-lived Asets to be Disposed of, which requires impairment losses to be recorded on long-lived asets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The affect of adoption was immaterial to the financial statements.

NOTE B - ACQUISITION OF INTEGRAL VISION LTD.

Effective January 1, 1995, the Company acquired 100% of the common stock and preference shares of Integral Vision Ltd. (Integral) for 654,282 previously unissued shares of Medar, Inc. common stock. Integral is a machine vision company located in the United Kingdom, which develops and manufactures solutions for OEM's and end-users. This transaction has been accounted for as a pooling of interests and accordingly, the consolidated financial statements for all periods prior to the transaction have been restated to include the accounts of Integral.


NOTE C - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON INCOMPLETE CONTRACTS

Costs and estimated earnings in excess of billings on incomplete contracts at December 31 are summarized as follows:

                                                                         1996                  1995
                -----------------------------------------------------------------------------------
                                                                           (in thousands)
                -----------------------------------------------------------------------------------
                Contract costs to date                               $  4,567               $ 4,278
                Estimated contract earnings                             3,040                 1,985
                -----------------------------------------------------------------------------------
                                                                        7,607                 6,263

                Less billings to date                                  (5,766)               (5,582)
                -----------------------------------------------------------------------------------
                Costs and estimated earnings in excess
                   of billings on incomplete contracts               $  1,841              $    681
                ===================================================================================


The Company anticipates that the majority of costs incurred on long-term contracts at December 31, 1996, will be billed and collected in 1997.

NOTE D - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt at December 31 consists of the following:

                                                                           1996                1995
               ------------------------------------------------------------------------------------
                                                                              (in thousands)
               ------------------------------------------------------------------------------------
               Revolving note payable to bank                           $12,604             $ 9,818
               Note payable to bank                                       3,000
               Term notes payable to bank                                 3,967               4,463

               Patent license payable                                     1,863               2,000
               Other                                                        213                 156
               ------------------------------------------------------------------------------------
                                                                         21,647              16,437

               Less current maturities                                    3,637                 752
               ------------------------------------------------------------------------------------
                                                                        $18,010             $15,685
               ====================================================================================


In February, 1997, the agreement with the bank covering the revolving note payable to bank and the $3,000,000 note payable to bank was re-negotiated. Under the terms of the revised agreement, covenants, interest rates and terms were adjusted. The debt in the December 31, 1996 financial statements has been classified in accordance with the terms of the revised agreement.

The $15,000,000 revolving note payable to bank is due August 10, 1998, and provides for advances based upon levels of eligible accounts receivable and inventories. Interest is at the bank's prime rate plus 1/4%.

The $3,000,000 note payable to bank is due $1,500,000 July 31, 1997, and $1,500,000 December 31, 1997. Interest is at the bank's prime rate plus 2%.

Additionally, in February, 1997, the bank advanced $1,500,000 under a demand note, which has been guaranteed by a stockholder. Interest is at the bank's prime rate plus 1%.

The revised agreement provides for total borrowings on the revolving note payable to bank and the note payable to bank (including the $1,500,000 February note payable) of up to $16,000,000 through July 31, 1997 and up to $15,000,000 thereafter under the terms of the revised agreement. The Company has agreed, among other covenants, to maintain net worth and the ratio of debt to equity, all as defined, at specified levels which will next be measured at September 30, 1997. The notes are collateralized by substantially all of the Company's assets including assets previously pledged to secure term loans described below.

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

The fair values of these financial instruments approximates their carrying amounts at December 31, 1996.

Maturities of long-term debt is $14,359,000 in 1998; $398,000 in 1999; $2,059,000 in 2000; $204,000 in 2001 and $990,000 thereafter.

NOTE E - STATEMENT OF CASH FLOWS

The Company paid interest on its debt instruments of $1,646,000, $356,000, and $384,000 in 1996, 1995 and 1994, respectively. Payments for income taxes were $125,000 in 1994. There were no income tax payments in 1996 or 1995.

NOTE F - INCOME TAXES

As of December 31, 1996, the Company has cumulative net operating loss carryforwards approximating $18,530,000 for tax purposes available for reduction of taxable income of future periods from 2010 through 2011 and unused investment and research and development tax credits approximating $870,000 which expire through the same period. For financial reporting purposes, the net operating losses have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period.
The valuation allowance increased $448,000 and 3,896,000 in 1996 and 1995, respectively, and decreased $944,000 in 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:

                                                                                  1996          1995
            ----------------------------------------------------------------------------------------
                                                                                   (in thousands)
            ----------------------------------------------------------------------------------------
            Deferred tax liabilities:
               Deductible software development costs, net of amortization       $2,931        $2,224


               Tax over book depreciation                                          344           346

               Percentage of completion                                            491           184
            ----------------------------------------------------------------------------------------
                      Total deferred tax liabilities                             3,766         2,754
            Deferred tax assets:

               Net operating loss carryforwards                                  6,836         4,840
               Credit carryforwards                                                987           987
               Reserve for warranty                                                 68           237

               Other                                                               219           510
            ----------------------------------------------------------------------------------------
                      Total deferred tax assets                                  8,110         6,574
               Valuation allowance for deferred tax assets                       4,344         3,896
            ----------------------------------------------------------------------------------------
                      Net deferred tax assets                                    3,766         2,678
            ----------------------------------------------------------------------------------------
                      Net deferred tax liabilities                              $    0        $   76
            ========================================================================================

Significant components of the provision (credit) for income taxes are as follows:

                                                              1996                  1995             1994
              -------------------------------------------------------------------------------------------
                                                                              (in thousands)
              -------------------------------------------------------------------------------------------
              Current:
                 Federal                                                                             $ 20
                 Foreign                                                                               (7)

                 State                                                                                 28
              -------------------------------------------------------------------------------------------
                                                                                                       41
              Deferred:

                 Federal                                                         $(130)               130
                 Foreign                                     $ (76)                                   (39)
              -------------------------------------------------------------------------------------------
                                                               (76)               (130)                91
              -------------------------------------------------------------------------------------------
                                                             $ (76)              $(130)              $132
              ===========================================================================================


The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:

                                                                   1996            1995              1994
              -------------------------------------------------------------------------------------------
                                                                          (in thousands)
              -------------------------------------------------------------------------------------------
             Tax (credit) at U.S. statutory rates                 $(699)        $(3,983)           $1,299

             Utilization of net operating loss                                                     (1,330)

             Valuation allowance established                        488           3,896

             Other nondeductible expenses                            73              75                38

             Other                                                   62            (118)               97

             State income taxes                                                                        28
              -------------------------------------------------------------------------------------------
                                                                 $  (76)        $  (130)          $   132
              ===========================================================================================


NOTE G - EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan covering substantially all United States' employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $89,000, $61,000, and $87,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE H - STOCK OPTIONS

The terms of the Company's qualified incentive stock option plan provide for the issuance of options for the purchase of up to 800,000 shares of the Company's common stock at market value at the date of the option grant. Options are granted with various vesting requirements established by the Compensation Committee of the Board of Directors and expire ten years from the date of grant. There were 21,700 options granted under this plan during 1994. No options were granted under this plan during 1995 or 1996. Options for 298,700 shares were outstanding and exercisable at December 31, 1996.

Under the Company's non-qualified stock option plan, options to purchase 200,000 shares were available to grant at option prices set by the Compensation Committee of the Board of Directors. There were 19,000 options granted under this plan during 1994. No options were granted under this plan during 1995 or
1996.   Options for 90,000 shares were outstanding and exercisable at December
31, 1996.

The Company also has a third stock option plan under which it may issue qualified or non-qualified options for the purchase of up to 500,000 shares at option prices set by the Compensation Committee of the Board of Directors. There were 131,900 and 211,000 options granted under this plan in 1996 and 1995, respectively. Options for 200,400 shares were outstanding and 75,200 were exercisable at December 31, 1996.


A summary of option activity under all plans follows ):

                                                   1996                     1995               1994
------------------------------------------------------------------------------------------------------
                                                       Weighted                  Weighted
                                                       Average                   Average
                                           Shares      Exercise      Shares      Exercise     Shares
                                                        Price                     Price
------------------------------------------------------------------------------------------------------
                                                            (number of shares in thousands)
------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                788         $5.82         664        $4.87         660
Granted ($6.25 to $8.50 per share)              132          6.25         211         8.50          41

Exercised ($.35 to $7.50 per share)            (141)         2.52         (84)        4.95         (37)
Canceled  ($5.625 to $11.50 per share)         (190)         8.46          (3)        7.50
------------------------------------------------------------------------------------------------------
Outstanding at end of year
    ($1.75 to $9.25 per share)                  589          5.87         788         5.82         664

======================================================================================================
Exercisable ($1.75 to $9.25 per share)          464         $4.54         577        $4.84
======================================================================================================


Exercise prices for options outstanding as of December 31, 1996 ranged from $1.75 to $9.25. The weighted-average fair value of options outstanding as of December 31, 1996 was $3.99. The weighted-average remaining contractual life of those options is 5.15 years.

The Company has elected to follow APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options because, in management's opinion, the models required to be used by FASB Statement No. 123, "Accounting for Stock-Based Compensation," were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. After adjusting for the proforma effect of stock compensation, the net loss is estimated to be $2,393,000 ($.27 per share) and $11,730,000 ($1.35 per share) for 1996 and
1995, respectively. Assumptions used in determining the above proforma disclosures were risk free interest rates of 6.12% and 6.23% in 1996 and 1995, respectively, no dividend yields, .51 market price volatility, and 8-year weighted average life of option. These proforma results reflect only stock options granted in 1995 and 1996 and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

The single payment was recorded as an expense in 1995. The future payments have been reflected as a noncash transaction. The costs of this cross-licensing agreement is being amortized over the life of the agreement.

The Company and its subsidiaries use equipment under long-term operating lease agreements requiring rental payments approximating $145,000 in 1997, $105,000 in 1998, and $83,000 in 1999. Rent expense charged to operations approximated $276,000, $380,000, and $390,000 in 1996, 1995 and 1994, respectively.

NOTE J - RELATED PARTY TRANSACTIONS AND OTHER MATTERS

Two individuals who are officers and directors of the Company receive no compensation from the Company, but are compensated by Maxco, Inc., a major shareholder of the Company.

Excess product quality, warranty and other costs relate to costs incurred in 1995 in connection with quality and other problems experienced with new product introductions.

NOTE K - GEOGRAPHIC AREA

Net sales to unaffiliated customers, earnings (loss) before income taxes, identifiable assets and liabilities, classified by geographic areas in which the Company operates, and net export sales by domestic operations, were as follows:

                                                                      Year Ended December 31
-------------------------------------------------------------------------------------------------------
                                                           1996                1995                1994
-------------------------------------------------------------------------------------------------------
                                                                (in thousands)
-------------------------------------------------------------------------------------------------------
Net sales:
   Unaffiliated customers
          United States                                 $34,366            $ 33,330             $34,500
          United Kingdom                                  2,440               3,815               3,247
          Canada                                          4,665               2,626               2,471
-------------------------------------------------------------------------------------------------------
                                                        $41,471            $  39,771            $40,218
=======================================================================================================
Earnings (loss) before income taxes:
          United States                                $ (1,616)           $(11,766)           $  3,992
          United Kingdom                                   (495)               (200)               (224)
          Canada                                             56                 253                  52
-------------------------------------------------------------------------------------------------------
                                                       $ (2,055)           $(11,713)           $  3,820
=======================================================================================================
Identifiable assets:
          United States                                 $45,021            $ 42,101             $42,035
          United Kingdom                                  4,993               3,844               1,885
          Canada                                          1,712               1,145               1,109
          Eliminations                                   (1,450)             (2,367)             (1,506)
-------------------------------------------------------------------------------------------------------
                                                        $ 50,276           $ 44,723             $43,523
=======================================================================================================
Liabilities:

          United States                                 $26,380            $ 19,341            $  7,886
          United Kingdom                                  5,170               3,762               1,569
          Canada                                          1,656               1,092               1,625
          Eliminations                                   (4,232)             (2,239)             (1,558)
-------------------------------------------------------------------------------------------------------
                                                        $28,974            $ 21,956            $  9,522
=======================================================================================================
Net export sales by domestic operations:
          North America                               $     903           $   1,944            $  6,377
          Europe                                          5,986               3,785               3,677
          Asia                                            2,434               2,451                 707

         Other                                              275                 259                 138
-------------------------------------------------------------------------------------------------------
                                                       $  9,598           $   8,439             $10,899
=======================================================================================================

NOTE L - SEGMENT DATA

The Company operates principally in two industries, machine vision-based inspection systems and resistance welding controls. Operations in machine vision-based inspection systems involve development, production and sale of equipment used to monitor or control the manufacturing process. These systems are used to supplement human inspection or provide quality assurance when production rates exceed human capability. Operations in resistance welding controls involve development, production, and sale of controls that assure weld quality and proved data about the welding process.




                   DECEMBER 31, 1996 AND THE YEAR THEN ENDED

                                                       Vision-based       Resistance Welding
                                                     Inspection Systems        Controls        Consolidated
-----------------------------------------------------------------------------------------------------------
                                                                         (in thousands)
-----------------------------------------------------------------------------------------------------------
Net sales                                                  $13,618              $27,853             $41,471

Amortization of software development cost                    1,608                  914               2,522

Research and development expense                             1,923                1,130               3,053

Earnings (loss) from operations                             (5,703)               5,121                (582)

Net interest expense                                                                                $ 1,473
-----------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes                                                                        $ 2,055
===========================================================================================================

Identifiable assets at December 31, 1996                   $22,423              $27,853             $50,276
===========================================================================================================





                   DECEMBER 31, 1995 AND THE YEAR THEN ENDED

                                                       Vision-based      Resistance Welding
                                                     Inspection Systems      Controls          Consolidated
-----------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
-----------------------------------------------------------------------------------------------------------
Net sales                                                  $16,428              $23,343            $ 39,771

Amortization of software development cost                    1,375                  939               2,314

Research and development expense                               222                1,001               1,223

Earnings (loss) from operations                             (6,948)              (4,250) (1)        (11,198)

Net interest expense                                                                                    515
-----------------------------------------------------------------------------------------------------------
Earnings (loss) before taxes                                                                       $(11,713)
===========================================================================================================

Identifiable assets at December 31, 1995                   $20,802              $23,921            $ 44,723
===========================================================================================================


                   DECEMBER 31, 1994 AND THE YEAR THEN ENDED

                                                  Vision-based         Resistance Welding
                                               Inspection Systems           Controls           Consolidated
------------------------------------------------------------------------------------------------------------
                                                                      (in thousands)
------------------------------------------------------------------------------------------------------------
Net sales                                                  $13,985             $26,233               $40,218

Amortization of software development cost                      792                 846                 1,638

Research and development expense                               628               1,121                 1,749


Earnings (loss) from operations                               (643)              4,515                 3,872

Net interest expense                                                                                      52
------------------------------------------------------------------------------------------------------------

Earnings (loss) before taxes                                                                         $ 3,820
============================================================================================================


Earnings (loss) is total revenue less operating expenses. Interest expense and income taxes have been excluded from the calculation of earnings (loss) from operations.

Identifiable asset allocated to each industry are those assets that are used in the Company's operations in each industry. Capital additions for machine vision-based inspection systems and resistance welding controls was $2,065,000 and $218,000, respectively. Depreciation and amortization for machine vision-based inspection systems and resistance welding controls was $3,166,000 and $1,363,000, respectively.


(1) In 1995 the welding control division incurred a charge of $5.5 million related to settlement of patent litigation.

                SCHEDULE II - Valuation And Qualifying Accounts

                          Medar, Inc. And Subsidiaries

                                 (in thousands)


                  COLUMN A                 COLUMN B                      COLUMN C                      COLUMN D           COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                 Description        Balance at Beginning  Charged to Costs    Charged To Other       Deductions-      Balance At End
                                          of Period          And Expenses      Accounts-Describe        Describe          Of Period
====================================================================================================================================
 Year ended December 31, 1996:
    Accounts receivable allowance          $    355            $  120                                $    75 (2)          $    400
    Inventory obsolescence reserve              154               458                                    456 (3)               156
    Deferred tax valuation allowance          3,896               448                                                        4,344
                                           --------            ------                                -------              --------

                                              4,405            $1,026                                $   531              $  4,900
====================================================================================================================================
 Year ended December 31, 1995:
    Accounts receivable allowance          $    311            $   78                                $    34 (2)          $    355
    Inventory obsolescence reserve              463               130                                    439 (3)               154

    Deferred tax valuation allowance                           $3,896       (1)                                              3,896
                                           --------            ------                                -------              --------
                                           $    774            $4,104                                $   473              $  4,405
====================================================================================================================================
 Year ended December 31, 1994:

    Accounts receivable allowance          $    166            $  230                                $    85 (2)          $    311

    Inventory obsolescence reserve              405                58                                                          463

    Deferred tax valuation allowance            944                                                      944 (1)
                                           --------            ------                                -------              --------
                                            $ 1,515            $  288                                $ 1,029              $    774
===================================================================================================================================


 (1) Net change in deferred tax valuation allowance.

 (2) Net accounts receivable write-offs.

 (3) Write-off obsolete inventory.

                             EXHIBITS TO FORM 10-K



                                  MEDAR, INC.



                          YEAR ENDED DECEMBER 31, 1996


                         COMMISSION FILE NUMBER 0-12728

EXHIBIT                          EXHIBIT INDEX
NUMBER                            DESCRIPTION

10.31 Fifth amendment to revolving credit and loan agreement dated February 27, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD Bank.

10.32 Over formula loan note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd. and NBD Bank.

10.33 Bridge loan note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank.

10.34 Guaranty by Maxco, Inc. dated February 27, 1997 of $1,500,000 bridge loan note by and between Medar, Inc., Integral
          Vision, Ltd., and NBD Bank.

11        Calculation of Earnings per Share.

21        Subsidiaries of the Registrant.

23        Consent of Independent Accountants.

27        Financial Data Schedule