Form 10-Q
period 1997-03-31
MEDAR INC
filed 1997-05-14
CIK 719152

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                     OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    ------------
                           Commission File Number
                                   0-12728

                                 MEDAR, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Michigan                                   38-2191935
       ------------------------------                   -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

    38700 Grand River Ave., Farmington Hills, Michigan       48335
    --------------------------------------------------  -------------------
          (Address of principal executive offices)         (Zip Code)


                               (248) 471-2660
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

Yes [X]         No  [ ]


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of April 30, 1997 was 8,852,401.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         CONSOLIDATED BALANCE SHEETS
                         MEDAR, INC. AND SUBSIDIARIES




                                                                                    MARCH 31                DECEMBER 31
                                                                                      1997                      1996
                                                                                    -----------------------------------
                                                                                               (Unaudited)
                                                                                              (In thousands)
ASSETS


CURRENT ASSETS - Note D

  Cash                                                                                  $     903         $     215
  Accounts receivable, less allowance of $400,000                                           7,739             9,415
  Inventories - Note B                                                                     14,546            15,991
  Costs and estimated earnings in excess of billings on incomplete
    contracts - Note C                                                                      2,581             1,841
  Other current assets                                                                        990               543
                                                                                        ---------------------------
    TOTAL CURRENT ASSETS                                                                   26,759            28,005

PROPERTY, PLANT AND EQUIPMENT - Note D


  Land and land improvements                                                                  371               368
  Building and building improvements                                                        6,144             6,147
  Production and engineering equipment                                                      3,382             3,303
  Furniture and fixtures                                                                      984               990
  Vehicles                                                                                    900               878
  Computer equipment                                                                        4,991             5,058
                                                                                        ---------------------------
                                                                                           16,772            16,744
  Less accumulated depreciation                                                             7,056             6,625
                                                                                        ---------------------------
                                                                                            9,716            10,119
OTHER ASSETS


  Capitalized computer software development costs, net of
  amortization                                                                              9,245             8,908
  Patents                                                                                   2,266             2,328
  Other                                                                                     1,108               916
                                                                                        ---------------------------
                                                                                           12,619            12,152
                                                                                        ---------------------------
                                                                                        $  49,094         $  50,276
                                                                                        ===========================

See notes to consolidated financial statements.

                         MEDAR, INC. AND SUBSIDIARIES




                                                                                  MARCH 31                DECEMBER 31
                                                                                    1997                     1996
                                                                                  ------------------------------------
                                                                                              (Unaudited)
                                                                                            (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES


  Accounts payable                                                               $    5,279               $   5,218
  Employee compensation                                                                 843                   1,001
  Accrued and other liabilities                                                       1,061                   1,108
  Current maturities of long term debt - Note D                                       5,836                   3,637
                                                                                 ----------------------------------

    TOTAL CURRENT LIABILITIES                                                        13,019                  10,964


LONG-TERM DEBT, less current maturities - Note D                                     14,633                  18,010


STOCKHOLDERS' EQUITY - Note F

  Common stock, without par value, stated value
  $.20 per share; 15,000,000 shares authorized;
  8,852,401 shares issued and outstanding                                             1,771                   1,771

  Additional paid-in capital                                                         29,767                  29,767
  Retained-earnings deficit                                                         (10,274)                (10,300)
  Accumulated translation adjustment                                                    178                      64
                                                                                 ----------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                       21,442                  21,302
                                                                                 ----------------------------------
                                                                                 $   49,094               $  50,276
                                                                                 ==================================

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         MEDAR, INC. AND SUBSIDIARIES





                                                   THREE MONTHS ENDED MARCH 31
                                                        1997            1996
                                                   ----------------------------
                                                           (Unaudited)
                                               (In thousands except per share data)
Net sales                                         $    10,211     $    10,222
Cost of sales                                           7,434           6,755
                                                  ---------------------------
    GROSS MARGIN                                        2,777           3,467


Costs and expenses:
    Marketing                                           1,032           1,121
    General and administrative                            618             741
    Research and development                              616           1,022
                                                  ---------------------------
                                                        2,266           2,884
                                                  ---------------------------
    EARNINGS FROM OPERATIONS                              511             583


Interest:
    Expense                                               497             325
    Income                                                (12)             (9)
                                                  ---------------------------
                                                          485             316
                                                  ---------------------------
    EARNINGS BEFORE INCOME TAXES                           26             267


Credit for income taxes                                                   (60)
                                                  ---------------------------
    NET EARNINGS                                  $        26     $       327
                                                  ===========================

Net earnings per share                            $         0     $       .04
                                                  ===========================

Weighted average number of
  shares of common stock and
  common stock equivalent,
  when applicable                                       8,893           8,995
                                                  ===========================

See notes to consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                         MEDAR, INC. AND SUBSIDIARIES




                                                                      THREE MONTHS ENDED MARCH 31
                                                                          1997            1996
                                                                      ---------------------------
                                                                              (Unaudited)
                                                                            (In thousands)
OPERATING ACTIVITIES
Net earnings                                                          $      26        $    327
Adjustments to reconcile net earnings to net cash
  provided by (used  in) operating activities:
      Depreciation and amortization                                       1,465           1,149
      Provision for deferred income taxes                                                   (75)
      Changes in operating assets and liabilities                         1,598          (1,457)
                                                                      -------------------------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                                            3,089             (56)


INVESTING ACTIVITIES
Purchase of property and equipment                                          (28)           (553)
Investment in capitalized software                                       (1,309)           (948)
                                                                      -------------------------
        NET CASH USED IN INVESTING ACTIVITIES                            (1,337)         (1,501)


FINANCING ACTIVITIES
Increase (Decrease) in Long-term debt                                    (1,178)            213
Proceeds from exercise of stock options                                       0             277
                                                                      -------------------------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                                           (1,178)            490
Effect of exchange rate changes on cash                                     114              (3)
                                                                      -------------------------
        INCREASE (DECREASE) IN CASH                                         688          (1,070)
Cash at beginning of period                                                 215           1,556
                                                                      -------------------------
        CASH AT END OF PERIOD                                         $     903        $    486
                                                                      =========================




See notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                         MEDAR, INC. AND SUBSIDIARIES
                                MARCH 31, 1997




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


Note B - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:



                                                MARCH 31      DECEMBER 31
                                                 1997             1996
                                               ----------------------------
                                                        (In thousands)
Raw materials                                    $   6,477        $   7,677
Work-in-process                                      5,863            3,106
Finished goods                                       2,206            5,208
                                               ----------------------------
                                                 $  14,546        $  15,991
                                               ----------------------------

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

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete
         Contracts (Continued)
Activity on long-term contracts is summarized as follows:



                                   MARCH 31       DECEMBER 31
                                     1997            1996
                                   --------------------------
                                          (In thousands)
Contract costs to date               $   7,197      $   4,567
Estimated contract earnings              4,511          3,040
                                     ------------------------
                                        11,708          7,607
Less billings to date                   (9,127)        (5,766)
                                     ------------------------
Costs and estimated
  earnings in excess of
  billings on
incomplete contracts                 $   2,581      $   1,841
                                     ========================

Note D - Long Term Debt and Other Financing Arrangements
Long-term debt consisted of the following:



                                   MARCH 31         DECEMBER 31
                                     1997              1996
                                   ----------------------------
                                            (In thousands)
Revolving note payable to bank       $    9,891      $   12,604

Notes payable to bank                     4,500           3,000

Term notes payable to bank                3,994           3,967

Patent license payable                    1,863           1,863

Other                                       221             213
                                   ----------------------------
                                         20,469          21,647

Less current maturities                   5,836           3,637
                                   ----------------------------
                                     $   14,633      $   18,010
                                   ============================

The revolving note payable to bank is due August 10, 1998, and provides for up to $11,500,000 of advances based upon levels of eligible accounts receivable and inventories Interest is at the bank's prime rate plus 1/4%.

The $4,500,000 notes payable to bank are due $1,500,000 on demand, $1,500,000 July 31, 1997, and $1,500,000 December 31, 1997. The $1,500,000 demand note has been guaranteed by a stockholder. Interest is at the bank's prime rate plus 1% for the guaranteed note and plus 2% for the remainder.

The credit agreement with the bank provides for total borrowings on the revolving note and the notes payable to bank of up to $16,000,000 through July 31, 1997 and up to $15,000,000 thereafter. The Company has agreed, among other covenants, to maintain net worth and the ratio of debt to equity, all as defined, at specified levels which will next be measured at September 30, 1997. The notes are collateralized by substantially all of the Company's assets including assets previously pledged to secure term loans described below.

The Company has two term notes payable to bank. One note is payable in quarterly installments of $62,500 plus interest at the bank's prime rate, with the balance becoming due June 29, 1998. The second note is payable in monthly installments of $14,111 plus interest at the bank's prime rate or other rates made available under the terms of the agreement, with the balance becoming due September 30, 2000. The notes are collateralized by the Medar office and production facilities in Farmington Hills, Michigan, and machinery and equipment inventory and accounts receivable at all North American locations.

The patent license payable relates to future payments to be made to Square D Company related to the settlement of patent litigation. The payments are due in nine equal installments of $300,000 and have been discounted at 8%.

The fair values of these financial instruments approximates their carrying amounts at March 31, 1997.

Maturities of long-term debt, excluding those payable within twelve months from March 31, 1997 (which are stated as current maturities of long-term debt), are $10,982,000 in 1998; $398,000 in 1999; $2,059,000 in 2000; $204,000 in 2001;
and $990,000 thereafter.


Note E - Income Taxes
Significant components of the provision for income taxes for the three months ended March 31 are as follows:



                                                     1997            1996
                                                ------------------------------
                                                        (In thousands)
Current:
  Federal                                                            $    15
  Foreign
  State
                                                ------------------------------
                                                                          15
                                                ------------------------------
Deferred (credit):
  Federal
  Foreign (credit)                                   $   (76)            (75)
                                                ------------------------------
                                                         (76)            (75)
                                                ------------------------------
                                                     $   (76)        $   (60)
                                                ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                                  MARCH 31            DECEMBER 31
                                                                    1997                 1996
                                                             ------------------------------------
                                                                          (In thousands)
Deferred tax liabilities:
        Deductible software development costs, net
         of amortization                                          $  3,046              $  2,931
        Tax over book depreciation                                     344                   344
        Percentage of completion                                       743                   491
                                                            ------------------------------------
                Total deferred tax liabilities                       4,133                 3,766
Deferred tax assets:
        Net operating loss carry forwards                            6,827                 6,836
        Credit carry forwards                                          987                   987
        Reserve for warranty                                            68                    68
        Other                                                          219                   219
                                                            ------------------------------------
                Total deferred tax assets                            8,101                 8,110
Valuation allowance for deferred tax assets                          3,968                 4,344
                                                            ------------------------------------

        Net deferred tax assets                                      4,133                 3,766
                                                            ------------------------------------
        Net deferred tax liabilities                              $      0              $      0
                                                            ====================================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the three months ended March 31 is as follows:



                                                           1997         1996
                                                        ------------------------
                                                             (In thousands)
Tax at U.S. statutory rates                                $     9      $   91
Utilization of net operating  loss carryforward                 (9)       (181)
Other                                                                       30
                                                        ------------------------
                                                           $     0      $  (60)
                                                        ========================

Note F - Stock Options
At March 31, 1997 there were options outstanding to purchase 588,600 shares at prices ranging from $1.75 to $9.25.

Note F - Segment Data

The Company operates principally in two industries, machine vision-based inspection systems and resistance welding controls. Operations in machine vision-based inspection systems involve development, production and sale of equipment used to monitor or control the manufacturing process. These systems are used to supplement human inspection or provide quality assurance when production rates exceed human capability. Operations in resistance welding controls involve development, production, and sale of controls that assure weld quality and provide data about the welding process.

                         Quarter Ended March 31, 1997


                                     Vision-based      Resistance Welding
                                  Inspection Systems        Controls        Consolidated
------------------------------------------------------------------------------------------
                                                        (In thousands)
------------------------------------------------------------------------------------------
Net sales                           $          3,504     $          6,707      $   10,211
Amortization of software
development cost                                 595                  233             828
Research and development expense                 329                  287             616
Earnings (loss) from operations                 (698)               1,209             511
Net interest expense                                                                  485
------------------------------------------------------------------------------------------
Earnings before taxes                                                          $       26
==========================================================================================

                         Quarter Ended March 31, 1996


                                     Vision-based      Resistance Welding
                                  Inspection Systems        Controls        Consolidated
------------------------------------------------------------------------------------------
                                                        (In thousands)
------------------------------------------------------------------------------------------
Net sales                           $          4,877     $          5,345      $   10,222
Amortization of software
development cost                                 392                  242             634
Research and development expense                 746                  276           1,022
Earnings (loss) from operations                 (398)                 981             583
Net interest expense                                                                  316
-----------------------------------------------------------------------------------------
Earnings before taxes                                                          $      267
==========================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of  Operations
Three Months Ended March 31, 1997 Compared to March 31, 1996.

Net sales remained stable at $10.2 million. Welding Control increased by 25%, while Vision Systems decreased by 28%. First quarter 1997 welding control revenues reflected a greater proportion of large programs for automobile company customers. The vision division was still experiencing diminished CD audio inspection systems as a result of an industry slow down which began in the third quarter of 1996.

Cost of sales increased to $7.4 million from $6.8 million; and, as a percentage of net sales increased to 72.8% from 66.1%. This decrease in gross margin reflects changes in product mix between the quarters.

Sales backlog for the Company at March 31, 1997 was $5.5 million, compared to $12.5 million at March 31, 1996. At March 31, 1996 backlog included a single large order that was substantially filled prior to March 31, 1997.

Marketing expenses decreased to $1.0 million from $1.1 million and as a percentage of sales decreased to 10.1% from 11.0%.

General and administrative expenses decreased to $.6 million from $.7 million and as a percentage of sales to 6.1% from 7.2%.

Research and development expenses decreased to $.6 million from $1.0 million and as a percentage of sales decreased to 6.0% from 10.0%. This decrease reflects the completion of several major R & D projects prior to December 31, 1996.

Net interest expense increased to $.5 million from $.1 million and as a percentage of net sales to 4.7% from 3.1%. The increase was the result of increased average debt in the 1997 quarter.

Liquidity and Capital Resources
The Company has a revolving note payable to its bank and provisions for $11,500,000 ($1,406,000 available at March 31, 1997) based on eligible accounts receivable and inventory, as defined. This note expires August 10, 1998 and has advances which bear interest at the bank's prime rate plus 1/4%.

During the three months ended March 31, 1997, the Company utilized cash generated from operations (principally decreases in accounts receivable and inventories) to reduce the revolving note payable to bank and to fund increases in estimated earnings in excess of billings on incomplete contract and investments in capitalized software.

Although the company believes that current financial resources together with cash generated from operations are adequate to meet cash needs through 1997, it expects to issue subordinated debt in the second quarter of 1997 that will be used to repay the demand note and fund other debt repayments and to support working capital requirements.

No significant commitments for capital expenditures existed as of March 31, 1997. The company expects to capitalize approximately $3.6 million of software development costs in 1997 and has no other plans for any significant capital expenditures.

PART II.  OTHER INFORMATION
Item 6. Exhibits and reports on Form 8-K

(a) Exhibits


Exhibit
Number                  Description of Document
-------                 -----------------------


3.1 Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

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

10.26 General Security Agreement dated March 29, 1996 by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).
 .

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

10.32 Over Formula Loan Note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank.

10.33 Bridge Loan Note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank.

10.34 Guaranty by Maxco, Inc. dated February 27, 1997 of $1,500,000 bridge loan note by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank.

11      Calculation of Earnings per Share.


(b) There were no reports on Form 8-K filed in the quarter ended March 31, 1997.

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





/s/  CHARLES J. DRAKE
---------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/s/  RICHARD R. CURRENT
---------------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------

    11          Calculation Of Earnings Per Share

    27          Financial Data Schedule