Form 10-Q
period 1997-06-30
MEDAR INC
filed 1997-08-14
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549





                                   FORM 10-Q



(Mark One)

     x              QUARTERLY REPORT PURSUANT TO SECTION 13
    ---                            OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 1997



                                       OR



               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For the transition period from                to
                                       ----------------   -------------


                             Commission File Number

                                    0-12728



                                 MEDAR, INC.
                     ------------------------------------
             (Exact name of registrant as specified in its charter)



               Michigan                                                           38-2191935
     ------------------------------                                            ------------------
    (State or other jurisdiction of                                             (I.R.S. Employer
    incorporation or organization)                                              Identification No.)



38700 Grand River Ave., Farmington Hills, Michigan                                   48335
--------------------------------------------------                             ------------------
           (Address of principal executive offices)                               (Zip Code)


                                (248) 471-2660
                     -----------------------------------
             (Registrant's telephone number, including area code)



                               (not applicable)
           --------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]       No  [    }

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of July 31, 1997 was 9,022,901.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                          CONSOLIDATED BALANCE SHEETS

                          MEDAR, INC. AND SUBSIDIARIES



                                                                                 June 30         December 31
                                                                                   1997             1996
                                                                              -----------------------------------
                                                                                        (Unaudited)
                                                                                       (In thousands)
ASSETS

CURRENT ASSETS - Note D

  Cash                                                                        $      789           $   215

  Accounts receivable, less allowance of $400,000                                  7,296             9,415

  Inventories - Note B                                                            14,957            15,991

  Costs and estimated earnings in excess of billings on
   incomplete contracts - Note C                                                   3,075             1,841

     Other current assets                                                          1,281               543
                                                                              ----------------------------

          TOTAL CURRENT ASSETS                                                    27,398            28,005



PROPERTY, PLANT AND EQUIPMENT - Note D

     Land and land improvements                                                      375               368

     Building and building improvements                                            6,245             6,147

     Production and engineering equipment                                          3,442             3,303

     Furniture and fixtures                                                        1,013               990

     Vehicles                                                                        928               878

     Computer equipment                                                            5,018             5,058
                                                                              ----------------------------
                                                                                  17,021            16,744
     Less accumulated depreciation                                                 7,456             6,625
                                                                              ----------------------------
                                                                                   9,565            10,119

OTHER ASSETS

     Capitalized computer software development costs, net of
        amortization                                                               9,364             8,908

     Patents                                                                       2,214             2,328

     Other                                                                         1,067               916
                                                                              ----------------------------
                                                                                  12,645            12,152
                                                                              ----------------------------
                                                                                $ 49,608          $ 50,276
                                                                              ============================


See notes to consolidated financial statements.

                          MEDAR, INC. AND SUBSIDIARIES





                                                                                     June 30        December 31
                                                                                      1997              1996
                                                                                ------------------------------------
                                                                                           (Unaudited)
                                                                                          (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                          $      4,249               $      5,218

     Employee compensation                                                              683                      1,001

     Accrued and other liabilities                                                    1,215                      1,108

     Current maturities of long term debt - Note D                                    2,212                      3,637
                                                                               ---------------------------------------

          TOTAL CURRENT LIABILITIES                                                   8,359                     10,964

LONG-TERM DEBT, less current maturities - Notes D and H                              19,479                     18,010

STOCKHOLDERS' EQUITY - Notes F and H

     Common stock, without par value, stated value $.20 per
      share; 15,000,000 shares authorized; 8,852,401 shares issued
      and outstanding                                                                 1,771                      1,771

     Additional paid-in capital                                                      29,767                     29,767

     Retained-earnings deficit                                                       (9,874)                   (10,300)

     Accumulated translation adjustment                                                 106                         64
                                                                               ---------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                 21,770                     21,302
                                                                               ---------------------------------------
                                                                               $     49,608                $    50,276
                                                                               =======================================




See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          MEDAR, INC. AND SUBSIDIARIES



                                                                                    Three Months ended June 30

                                                                                          1997            1996
                                                                                  -------------------------------
                                                                                             (Unaudited)

                                                                                 (In thousands, except for per share data)

Net sales                                                                          $   10,985              $   12,216

Cost of sales                                                                           7,654                   8,303
                                                                                   ----------------------------------


     GROSS MARGIN                                                                       3,331                   3,913



Costs and expenses:

     Marketing                                                                          1,052                   1,026

     General and administrative                                                           639                     797

     Research and development                                                             751                     889
                                                                                   ----------------------------------
                                                                                        2,442                   2,712
                                                                                   ----------------------------------
      EARNINGS FROM OPERATIONS                                                            889                   1,201



Interest:

     Expense                                                                              499                     311

     Income                                                                               (11)                    (20)
                                                                                   ----------------------------------
                                                                                          488                     291
                                                                                   ----------------------------------
     EARNINGS  BEFORE INCOME TAXES                                                        401                     910



     Provision for income taxes                                                            -0-                     23
                                                                                   ----------------------------------


     NET EARNINGS                                                                  $       401              $     887
                                                                                   ==================================


Net earnings per share                                                             $       .04               $    .10
                                                                                   ==================================


Weighted average number of shares of common stock and common
   stock equivalents, where applicable                                                   8,902                  9,081
                                                                                   ==================================




See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                          MEDAR, INC. AND SUBSIDIARIES





                                                                                       Six Months Ended June 30
                                                                                       1997                1996
                                                                                  -----------------------------
                                                                                               (Unaudited)
                                                                                  (In thousands, except for per share data)

Net sales                                                                             $21,196            $22,438

Cost of sales                                                                          15,088             15,058
                                                                                  ------------------------------


     GROSS MARGIN                                                                       6,108              7,380



Costs and expenses:

     Marketing                                                                          2,084              2,147

     General and administrative                                                         1,258              1,538

     Research and development                                                           1,367              1,911
                                                                                  ------------------------------
                                                                                        4,709              5,596
                                                                                  ------------------------------
      EARNINGS FROM OPERATIONS                                                          1,399              1,784



Interest:

     Expense                                                                              996                636

     Income                                                                               (23)               (29)
                                                                                  ------------------------------
                                                                                          973                607
                                                                                  ------------------------------
     EARNINGS BEFORE INCOME TAXES                                                         426              1,177



     Credit for income taxes                                                               -0-               (37)
                                                                                  ------------------------------

     NET EARNINGS                                                                  $      426         $    1,214
                                                                                  ==============================

Net earnings  per share                                                            $      .05         $      .13
                                                                                  ==============================


Weighted average number of shares of common stock and common
   stock equivalents, where applicable                                                  8,898              9,038
                                                                                  ==============================


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          MEDAR, INC. AND SUBSIDIARIES



                                                                                   Six Months ended June 30

                                                                                 1997                      1996
                                                                             -------------------------------------
                                                                                            (Unaudited)
                                                                                           (In thousands)
OPERATING ACTIVITIES

Net earnings                                                                  $   426                 $     1,214

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:

          Depreciation and amortization                                         2,830                       2,069

          Provision for deferred income taxes                                      -0-                        (75)

          Changes in operating assets and liabilities                            (150)                     (3,118)

                                                                               -----------------------------------
               NET CASH PROVIDED BY  OPERATING  ACTIVITIES                      3,106                          90



INVESTING ACTIVITIES

Purchase of property and equipment                                               (277)                       (905)

Investment in capitalized software                                             (2,341)                     (1,657)
                                                                               -----------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                           (2,618)                     (2,562)



FINANCING ACTIVITIES

Increase in long-term debt                                                         44                       1,406

Proceeds from exercise of stock options                                            -0-                        278
                                                                               ----------------------------------


               NET CASH PROVIDED BY FINANCING ACTIVITIES                           44                       1,684
                                                                               ----------------------------------

Effect of exchange rate changes on cash                                            42                          (1)
                                                                               -----------------------------------
               INCREASE (DECREASE) IN CASH                                        574                        (789)

Cash at beginning of period                                                       215                       1,556
                                                                               -----------------------------------

               CASH AT END OF PERIOD                                          $   789                 $       767
                                                                               ===================================




See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

                          MEDAR, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997





Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.





Note B - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:



                            June 30  1997           December 31 1996
                            ----------------------------------------
                                           (In thousands)
Raw materials               $    8,916                $   7,677

Work-in-process                  4,263                    3,106

Finished goods                   1,778                    5,208
                            -----------------------------------
                            $   14,957                $  15,991
                            ===================================





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

Note C - Costs and Estimated Earnings in Excess of Billings on
Incomplete Contracts (cont)

Activity on long-term contracts is summarized as follows:



                                        June 30   1997          December 31 1996
                                        ----------------------------------------
                                                     (In thousands)

Contract costs to date                      $  6,904                $  4,567

Estimated contract earnings                    4,773                   3,040
                                        ----------------------------------------
                                              11,677                   7,607

Less billings to date                         (8,602)                 (5,766)
                                        ----------------------------------------

 Costs and estimated earnings in
   excess of billings on incomplete
   contracts                                 $ 3,075                $  1,841
                                        ========================================


Note D - Long Term Debt and Other Financing Arrangements

Long-term debt consisted of the following:



                                        June 30   1997          December 31 1996
                                        ----------------------------------------
                                                     (In thousands)

Revolving note payable to bank              $  9,673                $ 12,604

Notes payable to bank                          6,000                   3,000

Term notes to bank, payable in varying
  amounts to 2003                              3,889                   3,967

Patent license to corporation, payable
  $300,000 yearly including interest           1,863                   1,863

Other                                            266                     213
                                        ----------------------------------------
                                              21,691                  21,647

Less current maturities                        2,212                   3,637
                                        ----------------------------------------
                                            $ 19,479                $ 18,010
                                        ========================================

At June 30, 1997, the revolving note payable to bank has a maximum balance of $16,000,000 (including notes payable to bank) based upon levels of eligible accounts receivable and inventories. In July, 1997 the note was extended to be due July 31, 1999, with interest at the banks prime rate plus 1/4%. The maximum balance of this note will be $15,000,000 beginning October 1, 1997.



Substantially all of the Company's assets are pledged in connection with the various notes with the bank. In addition the company has agreed to maintain levels of net worth, as defined.



On July 15, 1997, the Company issued $7,000,000 of 12.95% eight year
subordinated debentures.   Proceeds totaling $4,500,000 were used to pay notes
payable to bank. The remaining note payable to bank ($1,500,000) is due December 31, 1997. Classification of current maturities as of June 30, 1997 gives effect to the subsequent refinancing of the notes payable to bank.



The fair values of these financial instruments approximate their carrying amounts at June 30, 1997.

Maturities of long-term debt, excluding those payable within twelve months from June 30, 1997 (which are stated as current maturities of long-term debt), are $414,000 in 1998; $10,366,000 in 1999; $2,798,000 in 2000; $936,000 in 2001;
and $4,965,000 thereafter.



Note E - Income Taxes

Significant components of the provision for income taxes for the six months ended June 30 are as follows:



                                             1997    1996
                                     ---------------------------
                                             (In thousands)
Current:

     Federal                           $     0         $   35

     Foreign                                                3

     State
                                     ---------------------------
                                             0             38
                                     ---------------------------
Deferred (credit):

     Federal

     Foreign                                              (75)
                                     ---------------------------
                                                          (75)
                                     ---------------------------
                                       $    0          $  (37)
                                     ===========================


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:



                                                   June 30         December 31
                                                     1997               1996
                                                 -------------------------------
                                                           (In thousands)
Deferred tax liabilities:

  Deductible software development costs,
       net of amortization                           $  3,074       $  2,931

  Tax over book depreciation                              338            344

  Percentage of completion                                558            491
                                                     -----------------------
       Total deferred tax liabilities                   3,970          3,766



Deferred tax assets:

     Net operating loss carry forwards                  7,722          6,836

     Credit carry forwards                              1,087            987

     Reserve for warranty                                  68             68

     Other                                                216            219
                                                     -----------------------
          Total deferred tax assets                     9,093          8,110

Valuation allowance for deferred tax assets             5,123          4,344
                                                     -----------------------
     Net deferred tax assets                            3,970          3,766
                                                     -----------------------
     Net deferred tax liabilities                    $     -0-      $     -0-
                                                     =======================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the six months ended June 30 is as follows:



                                                             1997         1996
                                                             -----------------
                                                               (In thousands)
Tax at U.S. statutory rates                               $   145         $ 400

Utilization of net operating loss carry forward               (17)         (549)

Other                                                        (128)          112
                                                          -------         -----
                                                          $   -0-         $ (37)
                                                          =======         =====


Note F - Stock Options

At June 30, 1997, there were options outstanding to purchase 714,900 shares at prices ranging from $1.75 to $9.25.



Note G - Segment Data



                          Quarter Ended June 30, 1997



                                                       Vision-based            Resistance Welding

                                                    Inspection Systems             Controls              Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Net sales                                              $  4,986                    $  5,999             $  10,985

Amortization  of software development cost                  617                         233                   850

Research and development expense                            507                         244                   751

Earnings (loss) from operations                             (26)                        915                   889

Net interest expense                                                                                          488
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                            $     401
=====================================================================================================================





                          Quarter Ended June 30, 1996



                                                     Vision-based             Resistance Welding

                                                  Inspection Systems               Controls              Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Net sales                                          $    4,398                    $   7,918              $  12,216

Amortization of software development cost                 232                          243                    474

Research and development expense                          663                          266                    889

Earnings (loss) from operations                          (798)                       1,999                  1,201

Net interest expense                                                                                          291
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                            $     910
=====================================================================================================================

                         Six Months Ended June 30, 1997





                                                     Vision-based             Resistance Welding

                                                  Inspection Systems               Controls              Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
Net sales                                          $    8,490                    $  12,706              $  21,196

Amortization of software development cost               1,212                          465                  1,677

Research and development expense                          836                          531                  1,367

Earnings (loss) from operations                          (724)                       2,123                  1,399

Net interest expense                                                                                          973
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                            $     426
=====================================================================================================================





                         Six Months Ended June 30, 1996





                                                     Vision-based             Resistance Welding

                                                  Inspection Systems               Controls              Consolidated
---------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands)
Net sales                                          $    9,276                    $  13,162              $  22,438

Amortization of software development cost                 624                          484                  1,108

Research and development expense                        1,370                          541                  1,911

Earnings (loss) from operations                        (1,197)                       2,981                  1,784

Net interest expense                                                                                          607
---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                            $   1,177
=====================================================================================================================





Note H - Subsequent Event



On July 15, 1997, the Company privately placed $7,000,000 of 12.95% eight year subordinated debentures (see Note D to the Consolidated Financial Statements). Additionally, 150,000 shares of unregistered common stock was sold in a private transaction to Maxco, Inc., a 21% stockholder of the Company. The proceeds of the debt and equity issuance was used to reduce bank borrowings by $4,500,000 and to provide capital.

In connection with the above described transactions, the agreement covering the senior indebtedness with the bank was re-negotiated and extended to July 31, 1999.

The debenture holders received 1,400,000 warrants for the purchase of the Company's common stock at $6.86 per share. Under certain circumstances the warrants can be redeemed through July 15, 1998 by exchange for newly issued common stock.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Results of Operations

Three Months Ended June 30, 1997 Compared to June 30, 1996.


Net sales in the second quarter of 1997 decreased 8.9% to $11.0 million from $12.2 million. Increased vision sales (13.4%) were offset by a decrease in welding sales (24.2%). Increases in vision sales resulted from the Company's success in marketing products based on VisionBlox technology offset by continued disappointing sales of CD audio inspection systems. Welding sales decreased as fewer large automotive programs were scheduled in the second quarter of 1997 as compared to the second quarter of 1996.

Cost of sales decreased to $7.7 million from $8.3 million and as a percentage of net sales increased to 69.7% from 68.0%. Cost of sales as percentage of net sales increased principally from the effects of the lower production volume.

Sales backlog for the Company at June 30, 1997 was $6.8 million compared to $11.5 million at June 30, 1996. A large order included in the June 30, 1996 backlog was substantially completed prior to June 30, 1997.

Marketing expense was relatively unchanged and increased as a percentage of net sales to 9.6% from 8.4% due primarily to lower sales volumes.

General and administrative expense decreased to $.6 million from $.8 million and as a percentage of net sales to 5.8% from 6.5%, principally as the result of continued cost saving measures.

Research and development expense decreased to $.8 million from $.9 million and as a percentage of net sales to 6.8% from 7.3%. Fewer research and development projects were scheduled in the second quarter of 1997 compared to 1996 with personnel terminated or re-assigned.

Net interest expense increased to $.5 million from $.3 million and as a percentage of sales to 4.4% from 2.4%, as the 1997 quarter had increased average debt.

Six Months Ended June 30, 1997 Compared to June 30, 1996.

Net sales decreased 5.5% to $21.2 million from $22.4 million in 1996 with vision division sales down 8.5% and welding division sales down 3.5%. The vision division continues to experience diminished CD audio inspection demand offset by increases in sales of VisionBlox based products. Welding division sales were down principally as the result of fewer large automotive programs scheduled in 1997 as compared to 1996.

Cost of sales remained the same at $15.1 million and as a percentage of net
sales increased to 71.2% from 67.1%.   Cost of sales as a percentage of net
sales increased principally from the effects of lower production volume.

Marketing expense remained at prior period levels and as a percentage of net sales increased to 9.8% from 9.6%.

General and administration expense decreased to $1.3 million from $1.5 million and as a percentage of net sales to 5.9% from 6.9%, principally as the result of continued cost saving measures.

Research and development expense decreased to $1.4 million from $1.9 million and as a percentage of net sales to 6.5% from 8.5%. Fewer research and development projects were scheduled in 1997 compared to 1996 with personnel terminated or re-assigned.

Net interest expense increased to $1.0 million from $.06 million and as a percentage of net sales to 4.6% from 2.7%, as 1997 had increased average debt.

Liquidity and Capital Resources

Subsequent to June 30, 1997, the Company issued $7,000,000 of subordinated notes, sold $750,000 of common stock and refinanced its revolving note payable to bank. Following this transaction availability under the bank line was $4,000,000.

During the three months ended June 30, 1997 the company used cash provided by operating activities principally to fund investments in capitalized software.

The Company believes that current financial resources, together with cash provided by operations, are adequate to meet cash needs for the next 12 months. No significant commitments for capital expenditures exist as of June 30, 1997. The Company does not expect that software development costs capitalized during 1997 will exceed amortization of software development costs recognized during the year, plus $500,000. The Company has no other plans for significant capital expenditures.

PART II.  OTHER INFORMATION

ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS


The annual meeting of the Company was held on May 28, 1997. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of the votes were as follows:


                                For           Withheld        Non-Votes
                                ---           --------        ---------
Max Coon                     7,997,977          71,690           2,300

Richard R. Current           7,997,277          72,390           2,300

Charles J. Drake             7,999,057          70,610           2,300

Stephan Sharf                7,992,927          76,740           2,300

Vincent Shunsky              7,998,077          71,590           2,300

William B. Wallace           7,999,177          70,490           2,300

Stephen R. Zynda             7,998,877          70,790           2,300


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



4.1 Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).


4.2             Form of 12.95% Senior Subordinated Secured Note (filed as
                Exhibit 4.2 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).


4.3             Form of Medar, Inc. Common Stock Purchase Warrant
                Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

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

10.28 General Security Agreement dated May 1, 1996 by and between Medar Canada Ltd. and NBD Bank (filed as Exhibit
                10.28 to the registrant's form 10Q for the quarter ended June 30, 1996, SEC file 0-12728, and incorporated herein by reference).


10.29 Composite Guarantee and Debenture dated May 29, 1996 by and between Integral Vision Ltd. and NBD Bank (filed as
                Exhibit 10.29 to the registrant's form 10Q for the quarter ended June 30, 1996, SEC file 0-12728, and incorporated herein by reference).


10.30           Fourth Amendment to Revolving Credit and Loan Agreement
                dated August 11, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd. and NBD Bank (filed as
                Exhibit 10.30 to the registrant's Form 10-Q for the quarter ended September 30, 1996, SEC file 0-12728, and incorporated herein by reference).
                                      16

10.31 Fifth Amendment to Revolving Credit and Loan Agreement dated February 27, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD Bank (filed as Exhibit 10.31 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).


10.32 Over Formula Loan Note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank (filed as Exhibit 10.32 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).


10.33           Bridge Loan Note dated February 27, 1997 by and between
                Medar, Inc., Integral Vision, Ltd., and NBD Bank (filed as
                Exhibit 10.33 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.34 Sixth Amendment to Revolving Credit and Loan Agreement dated March 28, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank.


10.35 Seventh Amendment to Revolving Credit and Loan Agreement dated June 27, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank.


10.36 Eighth Amendment to Revolving Credit and Loan Agreement dated July 15, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank.


10.37 Amended and Restated Term Note dated July 15, 1997 by and between Medar, Inc. and NBD bank.


10.38           Collateral Assignment of Property Rights and Security
                Agreement dated July 15, 1997 by and between Medar, Inc. and NBD bank.


10.39 Stock Purchase Agreement between Maxco, Inc. and Medar, Inc. dated July 23, 1997.


11              Calculation of Earnings per Share.


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




//CHARLES J. DRAKE//                                        8/14/97
---------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)





//RICHARD R. CURRENT//                                      8/14/97
----------------------------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

10.34           Sixth Amendment to Revolving Credit and Loan Agreement
10.35           Seventh Amendment to Revolving Credit and Loan Agreement
10.36           Eighth Amendment to Revolving Credit and Loan Agreement
10.37           Amended and Restated Term Note
10.38           Collateral Assignment of Property Rights and Security
                  Agreement
10.39           Stock Purchase Agreement
11.             Earnings per Share
27.             Financial Data Schedule
