Form 10-Q
period 1997-09-30
MEDAR INC
filed 1997-11-14
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)
        /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ------------
                             Commission File Number
                                    0-12728

                                 MEDAR, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                     38-2191935
 -------------------------------                     ----------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 38700 Grand River Ave., Farmington Hills, Michigan          48335
 --------------------------------------------------        ---------
      (Address of principal executive offices)             (Zip Code)

                                 (248) 471-2660
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

                                  (not applicable)
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No  [ ]


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of October 31, 1997 was 9,024,901.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                              SEPTEMBER 30  DECEMBER 31
                                                                                  1997         1996
                                                                              --------------------------
                                                                                     (Unaudited)
                                                                                   (In thousands)
ASSETS
CURRENT ASSETS - Note D
  Cash                                                                               $   485      $   215
  Accounts receivable, less allowance of $400,000                                      7,114        9,415
  Inventories - Note B                                                                15,568       15,991
  Costs and estimated earnings in excess of billings on incomplete
    contracts - Note C                                                                 4,292        1,841
  Other current assets                                                                   959          543
                                                                                     -------      -------
       TOTAL CURRENT ASSETS                                                           28,418       28,005
PROPERTY, PLANT AND EQUIPMENT - Note D
  Land and land improvements                                                             377          368
  Building and building improvements                                                   6,304        6,147
  Production and engineering equipment                                                 3,539        3,303
  Furniture and fixtures                                                               1,024          990
  Vehicles                                                                               890          878
  Computer equipment                                                                   5,065        5,058
                                                                                     -------      -------
                                                                                      17,199       16,744
  Less accumulated depreciation                                                        7,721        6,625
                                                                                     -------      -------
                                                                                       9,478       10,119
OTHER ASSETS

  Capitalized computer software development costs, net of
    amortization                                                                       9,421        8,908
  Patents                                                                              2,137        2,328
  Other                                                                                1,491          916
                                                                                     -------      -------
                                                                                      13,049       12,152
                                                                                     -------      -------
                                                                                     $50,945      $50,276
                                                                                     =======      =======

See notes to consolidated financial statements.

                          MEDAR, INC. AND SUBSIDIARIES





                                                                          SEPTEMBER 30         DECEMBER 31
                                                                              1997                1996
                                                                          ---------------------------------
                                                                                      (Unaudited)
                                                                                     (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                           $  3,819             $  5,218
  Employee compensation                                                           967                1,001
  Accrued and other liabilities                                                 1,011                1,108
  Current maturities of long term debt - Note D                                   675                3,637
                                                                          ---------------------------------

     TOTAL CURRENT LIABILITIES                                                  6,472               10,964

LONG-TERM DEBT, less current maturities - Note D                               20,949               18,010

STOCKHOLDERS' EQUITY - Note F
  Common stock, without par value, stated value $.20 per share;
    15,000,000 shares authorized; 9,024,901 shares issued and
    outstanding                                                                 1,805                1,771
  Additional paid-in capital                                                   31,188               29,767
  Retained-earnings deficit                                                    (9,453)             (10,300)
  Accumulated translation adjustment                                              (16)                  64
                                                                          ---------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                23,524               21,302
                                                                          ---------------------------------
                                                                             $ 50,945             $ 50,276
                                                                          =================================

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES



                                                                  THREE MONTHS ENDED SEPTEMBER 30
                                                                        1997                 1996
                                                                -----------------------------------
                                                                            (Unaudited)
                                                                (In thousands, except per share data)

Net sales                                                                $10,970            $13,721
Cost of sales                                                              7,298              9,881
                                                                -----------------------------------
  GROSS MARGIN                                                             3,672              3,840

Costs and expenses:
  Marketing                                                                1,006              1,122
  General and administrative                                                 678                866
  Research and development                                                   861                828
                                                                -----------------------------------
                                                                           2,545              2,816
                                                                -----------------------------------
EARNINGS FROM OPERATIONS                                                   1,127              1,024

Interest:
  Expense                                                                    669                429
  Income                                                                     (12)               (32)
                                                                -----------------------------------
                                                                             657                397
                                                                -----------------------------------
  EARNINGS  BEFORE INCOME TAXES                                              470                627

  Provision for income taxes - Note E                                         50                 20
                                                                -----------------------------------

  NET EARNINGS                                                           $   420            $   607
                                                                ===================================

Net earnings per share                                                   $   .05            $   .07
                                                                ===================================

Weighted average number of shares of common stock and common
stock equivalents, where applicable                                        9,123              9,014
                                                                ===================================

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                  NINE MONTHS ENDED SEPTEMBER 30
                                                                       1997             1996
                                                               ---------------------------------------
                                                                           (Unaudited)
                                                             (In thousands, except for per share data)
Net sales                                                          $ 32,167                   $ 36,159
Cost of sales                                                        22,386                     24,939
                                                                --------------------------------------

  GROSS MARGIN                                                        9,781                     11,220
Costs and expenses:
  Marketing                                                           3,089                      3,268
  General and administrative                                          1,936                      2,404
  Research and development                                            2,229                      2,740
                                                                --------------------------------------
                                                                      7,254                      8,412
                                                                --------------------------------------
  EARNINGS  FROM OPERATIONS                                           2,527                      2,808

Interest:
  Expense                                                             1,665                      1,065
  Income                                                                (35)                       (61)
                                                                --------------------------------------
                                                                      1,630                      1,004
                                                                --------------------------------------
  EARNINGS BEFORE INCOME TAXES                                          897                      1,804

  Provision (Credit) for income taxes - Note E                           50                        (17)
                                                                --------------------------------------

  NET EARNINGS                                                     $    847                   $  1,821
                                                                ======================================
Net earnings  per share                                            $    .09                   $    .20
                                                                ======================================
Weighted average number of shares of common stock and common
stock equivalents, where applicable                                   8,973                      9,030
                                                                ======================================

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                                   NINE MONTHS ENDED SEPTEMBER 30
                                                                                        1997              1996
                                                                                ------------------------------------
                                                                                              (Unaudited)
                                                                                             (In thousands)
OPERATING ACTIVITIES
Net earnings                                                                         $    847              $  1,821
Adjustments to reconcile net earnings to net cash provided by (used
in) operating activities:
      Depreciation and amortization                                                     4,006                 3,276
      Provision for deferred income taxes                                                                       (74)
      Changes in operating assets and liabilities                                      (2,248)               (7,312)
                                                                                -----------------------------------
        NET CASH PROVIDED (USED) BY  OPERATING
          ACTIVITIES                                                                    2,605                (2,289)

INVESTING ACTIVITIES
Purchase of property and equipment                                                       (455)               (1,117)
Investment in capitalized software and patents                                         (3,232)               (2,633)
                                                                                -----------------------------------

          NET CASH USED IN INVESTING ACTIVITIES                                        (3,687)               (3,750)

FINANCING ACTIVITIES
Proceeds from issuance of subordinated debentures                                       6,444
Proceeds from issuance of stock warrants                                                  602
Increase (decrease) in other long term debt                                            (6,467)                5,123
Proceeds from issuance of common stock                                                    750
Proceeds from exercise of stock options                                                   103                   296
                                                                                -----------------------------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,432                 5,419
                                                                                -----------------------------------

Effect of exchange rate changes on cash                                                   (80)                  (32)
                                                                                -----------------------------------

          INCREASE (DECREASE) IN CASH                                                     270                  (652)

Cash at beginning of period                                                               215                 1,556
                                                                                -----------------------------------
          CASH AT END OF PERIOD                                                      $    485              $    904
                                                                                ===================================

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)
                          MEDAR, INC. AND SUBSIDIARIES
                               SEPTEMBER 30, 1997




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.


Note B - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:


                                             SEPTEMBER 30  DECEMBER 31
                                                 1997         1996
                                           ----------------------------
                                                   (In thousands)
Raw materials                                     $ 7,276       $ 7,677
Work-in-process                                     6,219         3,106
Finished goods                                      2,073         5,208
                                           ----------------------------
                                                  $15,568       $15,991
                                           ============================

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

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts (cont)
Activity on long-term contracts is summarized as follows:


                                                                           SEPTEMBER 30  DECEMBER 31
                                                                               1997         1996
                                                                          --------------------------
                                                                                (In thousands)
Contract costs to date                                                        $   6,472    $   4,567
Estimated contract earnings                                                       5,722        3,040
                                                                          --------------------------
                                                                                 12,194        7,607
Less billings to date                                                            (7,902)      (5,766)
                                                                          --------------------------
Costs and estimated Earnings in excess of
  billings on incomplete contracts                                            $   4,292    $   1,841
                                                                          ==========================

Note D - Long Term Debt and Other Financing Arrangements
Long-term debt consisted of the following:


                                                                                   SEPTEMBER 30            DECEMBER 31
                                                                                       1997                   1996
                                                                                 -------------------------------------
                                                                                             (In thousands)
Revolving note payable to bank                                                          $ 7,826                $12,604
Subordinated debentures, interest at 12.95%, principal due June
  2000 through 2004                                                                       6,444
Notes payable to bank                                                                     1,500                  3,000
Term notes to bank, payable in varying amounts to 2003                                    3,771                  3,967
Patent license to corporation, payable $300,000 yearly including
  interest                                                                                1,863                  1,863
Other                                                                                       220                    213
                                                                                 -------------------------------------
                                                                                         21,624                 21,647
Less current maturities                                                                     675                  3,637
                                                                                 -------------------------------------
                                                                                        $20,949                $18,010
                                                                                 =====================================

At September 30, 1997, the revolving note payable to bank has a maximum balance of $15,000,000 (including notes payable to bank) based upon levels of eligible accounts receivable and inventories. The note is due July 31, 1999, with interest at the banks prime rate plus 1/4%.

Substantially all of the Company's assets are pledged in connection with the various notes with the bank and the subordinated debentures. In addition the company has agreed to maintain levels of net worth, as defined.

As a part of the agreement with the debenture holders, the company issued 1.4 million warrants for the purchase of the company's common stock at $6.86 per share through June 30, 2004.

The fair values of these financial instruments approximate their carrying amounts at September 30, 1997.

Maturities of long-term debt, excluding those payable within twelve months from September 30, 1997 (which are stated as current maturities of long-term debt), are $288,000 in 1998; $10,011,000 in 1999; $3,048,000 in 2000; $1,186,000 in
2001; and $6,416,000 thereafter.

Note E - Income Taxes
Significant components of the provision for income taxes for the nine months ended September 30 are as follows:


                                             1997          1996
                                          ---------------------
                                               (In thousands)
Current:
  Federal                                   $   0        $  55


  Foreign                                      50            3


Deferred (credit):
  Foreign                                                  (75)
                                          --------------------
                                                           (75)
                                          --------------------
                                            $  50        $ (17)
                                          --------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                         SEPTEMBER 30    DECEMBER 31
                                                                             1997           1996
                                                                      ------------------------------
                                                                              (In thousands)
Deferred tax liabilities:
  Deductible software development costs, net of amortization               $  3,106         $ 2,931
  Tax over book depreciation                                                    340             344
  Percentage of completion                                                    1,324             491
                                                                      -----------------------------
     Total deferred tax liabilities                                           4,770           3,766

Deferred tax assets:
  Net operating loss carry forwards                                           6,604           6,836
  Credit carry forwards                                                       1,001             987
  Reserve for warranty                                                           68              68
  Other                                                                         269             219
                                                                      ------------------------------
     Total deferred tax assets                                                7,942           8,110
Valuation allowance for deferred tax assets                                   3,172           4,344
                                                                      ------------------------------
  Net deferred tax assets                                                     4,770           3,766
                                                                      ------------------------------
  Net deferred tax liabilities                                             $    -0-         $   -0-
                                                                      ==============================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the nine months ended September 30 is as follows:


                                                                     1997                 1996
                                                                  ----------------------------
                                                                           (In thousands)
Tax at U.S. statutory rates                                         $  305              $  613
Utilization of net operating loss carry forward                       (305)               (735)
Other                                                                   50                 105
                                                                  ----------------------------
                                                                    $   50              $  (17)
                                                                  ============================

Note F - Stock Options and Warrants
At September 30, 1997, there were options outstanding to purchase 659,300 shares at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note G - Segment Data

                        Quarter Ended September 30, 1997

                                                      Vision-based      Resistance Welding
                                                   Inspection Systems        Controls            Consolidated
-------------------------------------------------------------------------------------------------------------
                                                                          (In thousands)
Net sales                                                 $4,448                 $6,522              $10,970
Amortization  of software development cost                   594                    233                  827
Research and development expense                             526                    335                  861
Earnings (loss) from operations                             (254)                 1,381                1,127
Net interest expense                                                                                     657
------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                         $   470
============================================================================================================

                        Quarter Ended September 30, 1996

                                                    Vision-based        Resistance Welding
                                                 Inspection Systems          Controls           Consolidated
--------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Net sales                                               $   3,469              $ 10,252               $ 13,721
Amortization of software development cost                     455                   242                    697
Research and development expense                              227                   601                    828
Earnings (loss) from operations                            (1,692)                2,716                  1,024
Net interest expense                                                                                       397
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                          $    627
==============================================================================================================

                      Nine Months Ended September 30, 1997



                                                  Vision-based         Resistance Welding
                                               Inspection Systems           Controls             Consolidated
--------------------------------------------------------------------------------------------------------------
                                                                        (In thousands)
Net sales                                                 $ 12,939             $ 19,228               $ 32,167
Amortization of software development cost                    1,834                  697                  2,531
Research and development expense                             1,362                  867                  2,229
Earnings (loss) from operations                               (977)               3,504                  2,527
Net interest expense                                                                                     1,630
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                          $    897
==============================================================================================================

                      Nine Months Ended September 30, 1996



                                                   Vision-based       Resistance Welding
                                                Inspection Systems         Controls             Consolidated
--------------------------------------------------------------------------------------------------------------
                                                                        (In thousands)
Net sales                                                 $ 12,692             $ 23,467               $ 36,159
Amortization of software development cost                    1,079                  727                  1,806
Research and development expense                             1,598                1,142                  2,740
Earnings (loss) from operations                             (2,889)               5,697                  2,808
Net interest expense                                                                                     1,004
--------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                          $  1,804
--------------------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended September 30, 1997 Compared to September 30, 1996.

Net sales in the third quarter of 1997 decreased 19.7% to $11.0 million from $13.7 million. Increased vision division sales (28.2%) were offset by a decrease in welding division sales (36.4%). Increases in vision divsion sales resulted from the Company's success in marketing products based on VisionBlox technology and increases in CD vision inspection system sales offset in part by decreases in sales of non-CD systems. Welding division sales decreased as fewer large automotive programs were scheduled in the third quarter of 1997 as compared to the third quarter of 1996.

Cost of sales decreased to $7.3 million from $9.8 million and as a percentage of net sales decreased to 66.5% from 72%. Cost of sales as percentage of net sales decreased principally from the effects of sales of higher margin product lines. Additionally, many of the high volumn automotive programs produced in the third quarter of 1996 were at thin margins.

Sales backlog for the Company at September 30, 1997 was $9.2 million compared to $7.2 million at September 30, 1996. The increase is due to orders received for several new welding programs during the third quarter of 1997.

Marketing expense decreased to $1.0 million from $1.1million and increased as a percentage of net sales to 9.1% from 8.2% due primarily to lower sales volumes and the costs being essentially fixed.

General and administrative expense decreased to $.7 million from $.9 million and as a percentage of net sales to 6.2% from 6.3%, principally as the result of continued cost saving measures.

Research and development expense was relatively unchanged and increased as a percentage of net sales to 7.8% from 6.3% due primarily to lower sales volumes.

Net interest expense increased to $.7 million from $.4 million and as a percentage of sales to 6% from 3%, as the quarter had increased average debt and debt at higher interest rates.

Nine Months Ended September 30, 1997 Compared to September 30, 1996.

Net sales decreased 11% to $32.1 million from $36.1 million in 1996 with vision division sales up 2% and welding division sales down 18%. The vision division had decreases in sales of CD audio inspection systems which were offset by increases in sales of VisionBlox based systems and other non-CD systems. Welding division sales were down principally as the result of fewer large automotive programs scheduled in 1997 as compared to 1996.

Cost of sales decreased to $22.3 million from $24.9 million and as a percentage of net sales increased to 69.6% from 68.9%.

Marketing expense decreased to $3.0 million from $3.3million and as a percentage of net sales increased to 9.6% from 9%. These costs are essentially fixed through a wide range of sales.

General and administration expense decreased to $1.9 million from $2.4 million and as a percentage of net sales to 6% from 6.6%, principally as the result of continued cost saving measures.

Research and development expense decreased to $2.2 million from $2.7 million
and as a percentage of net sales to 6.9% from 7.6%.   Fewer research and
development projects were scheduled in early 1997 compared to 1996 with personnel terminated or re-assigned.

Net interest expense increased to $1.6 million from $1 million and as a percentage of net sales to 5% from 2.8%, as 1997 had increased average debt and debt at higher interest rates.

Liquidity and Capital Resources

During July of 1997 the Company issued $7,000,000 of subordinated debentures, sold $750,000 of common stock and refinanced its revolving note payable to bank. Proceeds totaling $7,400,000 (net of expenses) were used to pay down the revolving note payable to the bank and other bank indebtedness. The revolving note payable has a maximum balance of $15,000,000 (including notes to the bank). At September 30,1997 the company had approximately $3,200,000 avaliable on this note.

During the three months ended September 30, 1997 the company used cash provided by operating and financing activities principally to fund investments in capitalized software.

The Company believes that current financial resources, together with cash provided by operations, are adequate to meet cash needs for the next 12 months. No significant commitments for capital expenditures exist as of September 30, 1997. The Company does not expect that software development costs capitalized during the next twelve months will exceed amortization of software development costs. The Company has no other plans for significant capital expenditures.


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Effective July 15, 1997, the Company closed the private placement of $7.0 million of subordinated debentures to seven purchasers, including Maxco, Inc., a currnt 21% shareholder of the Company. The debentures were sold without registration pursuant to the exemption of Section 4(2) of the Securities Act of 1933. Based on the information and warranties provided to it, the Company believes that each of the purchasers is an "accredited investor" as defined in Rule 501(a) under the Securities Act.

The debenture notes have maturities up to eight years and bear interest at 12.95%. Additionally, the note holders received warrants for the purchase of up to 1.4 million Medar common shares at $6.86. Subject to certain limitations on common shareholder dilution in the first year in the event of significant market increases in the Company's stock, warrant holders may exercise their warrant, in whole or in part, at any time by surrender of their warrant and payment of the exercise price. In addition, warrant holders may convert their warrants into the Company's common shares without the payment of the exercise price to the extent the then current market price of such common shares exceeds the exercise price.

As part of the same transaction, Maxco, Inc. agreed to purchase 150,000 newly issued unregistered shares of Medar common stock at $5 per share. Medar received $7,400,000 from the sale of the debentures and other other securities (net of commission of $150,000 and other expenses).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


Exhibit
Number                            Description of Document
--------------------------------------------------------------------------------

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

                                       15

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

10.28  General Security Agreement dated May 1, 1996 by and between Medar Canada
       Ltd. and NBD Bank (filed as Exhibit 10.28 to the registrant's Form 10-Q for the quarter ended June 30,1996, SEC file 0-12728, and incorporated herein by reference).

10.29  Composite Guarantee and Debenture dated May 29, 1996 by and between
       Integral Vision Ltd. and NBD Bank (filed as Exhibit 10.29 to the registrant's Form 10-Q for the quarter ended June 30,1996, SEC file
       0-12728, and incorporated herein by reference)..

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

10.34  Sixth Amendment to Revolving Credit and Loan Agreement dated March 28,
       1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank
       (filed as Exhibit 10.34 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.35  Seventh Amendment to Revolving Credit and Loan Agreement dated June 27,
       1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank
       (filed as Exhibit 10.35 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.36  Eighth Amendment to Revolving Credit and Loan Agreement dated July 15,
       1997 by and between Medar, Inc.  and Integral Vision, Ltd. and NBD bank
       (filed as Exhibit 10.36 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.37  Amended and Restated Term Note dated July 15, 1997 by and between Medar,
       Inc. and NBD bank (filed as Exhibit 10.37 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.38  Collateral Assignment of Property Rights and Security Agreement dated
       July 15, 1997 by and between Medar, Inc. and NBD bank (filed as Exhibit
       10.38 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.39  Stock Purchase Agreement between Maxco, Inc. and Medar, Inc. dated July
       23, 1997 (filed as Exhibit 10.39 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

11     Calculation of Earnings per Share.

27     Financial Data Schedule


       * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.


(b) Reports on Form 8-K

On July 15, 1997 a report on Form 8-K was filed reporting, under Item 5, "Other Events" the private placement of $7.0 million of subordinated debentures. No financial statements were required to be included as part of the filing.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/s/ CHARLES J. DRAKE                                             11/14/97
----------------------------------
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/s/ RICHARD R. CURRENT                                           11/14/97
----------------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

   11                 Calculation of Earnings per Share

   27                 Financial Data Schedule