Form 10-K405
period 1997-12-31
MEDAR INC
filed 1998-03-30
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[  X ]     Annual report pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1997, or

           Transition report pursuant to Section 13 or 15(d) of the
[    ]     Securities Exchange Act of 1934 (Fee Required)
           For the transition period from           to
                                          ---------

  Commission file number 0-12728

                                   MEDAR, INC.
             (Exact name of registrant as specified in its charter)

                        Michigan                                           38-2191935
   ------------------------------------------------           -------------------------------------
   (State or other jurisdiction of incorporation or           (I.R.S. Employer Identification Number)
                      organization)

                38700 Grand River Avenue,
               Farmington Hills, Michigan                                   48335
   ------------------------------------------------           --------------------------------------
        (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:                     (248) 471-2660
                                                              --------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                      Name of each exchange
                   Title of each class                                on which registered
                          NONE                                                NONE
Securities registered pursuant to Section 12(g) of the Act:

             COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                  YES X    NO
                                     ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998:

      Common Stock, No Par Value, Stated Value $.20 Per Share - $22,116,439

   The number of shares outstanding on each of the issuer's classes of common stock, as of February 28, 1998:

       Common Stock, No Par Value, Stated Value $.20 Per Share - 9,024,901

                       DOCUMENTS INCORPORATED BY REFERENCE



Portions of the proxy statement for the annual shareholders meeting to be held May, 27, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Medar, Inc. ("The Company") develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principal applications for the Company's products include optical inspection systems and resistance welding controls. From its incorporation in 1978 to 1983, the Company was 100% owned by Maxco Inc., a publicly-held, Michigan-based holding company ("Maxco"). Through a series of transactions since 1983, Maxco's ownership of the Company's Common Stock has been reduced to approximately 23%.

The Company has two wholly-owned subsidiaries. Most of the Company's Canadian sales of resistance welding controls are effected through Medar Canada Ltd., located in Oshawa, Ontario, Canada. Most of the Company's European sales of vision inspection systems are effected through Integral Vision LTD located in Bedford England. Most other sales are effected through Integral Vision-AID (a division of the Company), Integral Vision, Ltd., or the Company.

The Company has a joint venture Shanghai Medar Welding Equipment Corp., Ltd., with Shanghai Electric Welding Machine Works and Lida, USA . The Company owns 21.3% of this organization which is located in China and is a manufacturer of resistance welding controls.

When used herein, unless the context indicates otherwise, "Medar" or the "Company" also refers to the Company's division and subsidiaries. The Company's principal offices are located at 38700 Grand River Avenue, Farmington Hills, Michigan 48335 and its telephone number is (248) 471-2660.

The Company's products are principally resistance welding controls and optical inspection and gauging equipment. Medar's welding controls monitor and automatically regulate electrical current for industrial resistance welding applications. The majority of the Company's optical inspection equipment is used to detect manufacturing defects in various optical storage media (CDs; CD-ROMs; CD-Rs and DVDs). The Company's products include a general purpose vision inspection product.

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

Optical Inspection of Compact Discs ("CD's")

The Company markets optical inspection systems that utilize white-light illumination, linear-array or matrix technologies, and sophisticated analytical software. The cornerstone of the Company's optical inspection capability is its expertise in linear array technology.

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

Optical discs, made of a translucent plastic raw material, are molded with microscopic pits that represent digital information. A thin layer of reflective aluminum is applied, followed by a protective lacquer coating and a silk-screened printed label. Discs are generally marked with a bar code or alphanumeric code for identification purposes. The Company offers optical inspection systems for a wide range of optical disc formats. Medar's standard defect inspection equipment can detect surface scratches, bubbles, black specks, pin holes, disc warp and other imperfections down to resolutions of 40 microns. Customers can specify optional features for reading bar codes, inspecting lacquer coatings, and birefringence measurement. Inspection systems can be configured to achieve resolutions to 20 microns to satisfy the demanding tolerances of higher-density optical storage media such as "write-once" CD-R's and "multiple write" Magneto-Optical ("MO") discs. Replacement of existing Audio CDs as a principal medium for music and the failure of one or more of DVD, CD-ROM, CD-R, or MO storage technologies to gain widespread acceptance could adversely affect the markets for the Company's products.

The Company's current family of optical inspection equipment is sold to original equipment manufacturers ("OEMs") and end-users of CD manufacturing equipment. For sales to OEMs, the Company's products are typically integrated directly into optical disc production equipment.

The Company has other products for this market, including systems which inspect the printed surface of a compact disc to verify label quality and another which reads and identifies alphanumeric catalog identification codes to prevent mislabeling.

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

VisionBlox takes advantage of the advances in PC technology and uses that power to offer a PC based, software-only machine vision product for OEMs, integrators, and machine builders to build low unit cost, low engineering investment, high-performance PC vision systems. VisionBlox can be configured in a variety of ways to customize every machine vision application. By supporting an open system's architecture, other third party hardware and software products can be easily linked into the VisionBlox application, thereby, allowing developers to take advantage of off-the-shelf hardware and software products. Custom and powerful vision applications can be developed, tested, and released in a fraction of the time previously required.

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

Turnkey Systems

The Company markets specific applications of VisionBlox software. Company sales personnel and engineers meet with potential customers to identify inspection opportunities. In some cases the opportunities represent situations where inspection systems provided by other organizations are to be replaced and in others the inspection systems will be newly developed applications.

Using VisionBlox as a base, applications are developed to fill the inspection needs of the customer. In some cases entire systems consisting of industrial computers fitted with vision boards and connected to cameras are delivered. In other cases, only the Visionblox software programmed to meet the specific needs of the customer is delivered. In those situations, the customers will obtain the hardware needed for the application from other suppliers.

The systems are generally custom designed under contracts or purchase orders in order to provide a basis for assuring that delivered systems meets the expectation of the customer.

The Company has had particular success in delivering systems used in the manufacture of cellular telephones. It is believed, however, that the market for these systems is much wider and that many other companies involved in process manufacturing will be interested in acquiring these cost-effective systems.

Because of the high software content of these systems, generally margins are significantly higher than those of the Company's other products.

See the notes to the Consolidated Financial Statements (Item 8) for details of segment data.

PRODUCT DEVELOPMENT

The markets in which the Company competes are characterized by rapid technological change. The Company's continued success will depend in large part upon its ability to develop and successfully introduce new vision and welding products and product enhancements. For example, improvements in Audio CD and CD-ROM manufacturing systems, as well as the introduction of new optical storage formats such as DVD, CD-R and MO, require the Company to continually improve its optical inspection systems and provide additional features. New welding products, such as the middle frequency control, require similar levels of improvement. The Company has devoted substantial resources to research and development. There can be no assurance that the Company will be able to continue to successfully develop, introduce and market new products or enhancements, or that new products or enhancements will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable to develop and introduce new products and enhancements in a timely manner in response to changing market conditions or customer requirements, the Company's results of operations could be materially and adversely affected. In addition, technological developments and other factors have resulted and may continue to result in the obsolescence of components and subassemblies the Company holds as inventory.

The following table sets forth for the periods indicated certain amounts relating to the Company's product development activities.


                                                           YEAR ENDED DECEMBER 31
         ----------------------------------------------------------------------------------
                                                      1997          1996          1995
         ----------------------------------------------------------------------------------
                                                                (IN MILLIONS)
         ----------------------------------------------------------------------------------
         Gross engineering expenses                $    9.3      $    9.7     $    8.0

         Capitalized computer software
         development costs                             (5.4)         (4.7)        (3.3)
         Costs directly related to customer
         orders                                        (1.4)         (1.4)        (1.8)
         Technical sales support expenses              (0.1)         (0.0)        (0.8)
                                                      -----         -----        -----
           Net research and development expense    $    2.4      $    3.6     $    2.1

         ==================================================================================

         Amortization of capitalized computer
         software development costs                $    3.6      $    2.5     $    2.3

         ==================================================================================

SALES AND MARKETING: CUSTOMERS

The Company markets its welding control and CD optical inspection products to both end-users and OEMs, and utilizes agents for the distribution of its products in Asia, South America and Mexico. The Company integrates these products with other manufacturers' factory automation systems. Management believes this approach allows the Company to leverage the sales and marketing capabilities of equipment manufacturers. The Company markets its

VisionBlox software products worldwide to OEMs, integrators and volume end users using distributors and alliance partners.

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

For the years ended December 31, 1997, 1996 and 1995, sales to Chrysler Corporation accounted for approximately 9%, 14% and 9% respectively, of the Company's net sales. Sales to General Motors Corporation for the same periods accounted for approximately 10%, 19% and 21% of net sales, respectively. At December 31, 1997, approximately 42% and 19% of the Company's backlog was attributable to GM and Chrysler, respectively. The loss of either of these customers or cancellation of orders by them could have a material adverse effect on the Company's results of operations. The Company anticipates that in the near term it will continue to be dependent upon certain large customers for a significant portion of its revenues.

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

Export sales accounted for 20%, 23% and 21% of the Company's net sales in 1997, 1996 and 1995, respectively. The Company expects that such sales will continue to represent a significant percentage of its net sales. The Company conducts sales and service operations for its welding control products in Canada through a wholly-owned Canadian subsidiary and a joint venture agreement with Shanghai Electric Welding Machine Works for production of resistance welding control equipment in China. Also, certain optical inspection sales are effected through Integral Vision Ltd. in the United Kingdom. Non-U.S. sales involve a number of risks, including fluctuations in exchange rates, changes in trade policies, tariff regulations and changes in governments. Most of the Company's international sales are denominated in U.S. dollars, Canadian sales are quoted in Canadian dollars, Japanese sales of optical inspection equipment are quoted in yen, and UK sales are denominated in pound sterling. For certain non-U.S. sales, the Company markets and sells its products through independent sales representatives in Asia, South America and Mexico. The loss of a key foreign sales agent or OEM could have a material adverse effect on the Company's non-U.S. sales and, accordingly, the Company's results of operations.

See the notes to the Consolidated Financial Statements (Item 8) for details of geographic area information.

COMPETITION

The markets for microprocessor-based manufacturing control and optical inspection equipment are highly competitive. For welding controls, the Company's primary competitors include Weltronic Company, Robotron Corporation and Robert Bosch GmbH. To a lesser extent, the Company also competes with, among others, Dengensha America Corp./Dengensha Mfg. Co., Ltd., Nadex Co., Ltd./Nagoya Dengensha Co., Ltd., British Federal, Ltd., and Miyachi Technos Corporation. The Company believes competition for welding controls is based primarily upon price, performance, technical expertise, customer support and durability. For optical inspection, the Company's primary competitors are Dr. Schenk GmbH and Basler GmbH. The Company believes the principal competitive factors for optical inspection are quality, price, cycle times, and features. While the Company believes it currently competes favorably with respect to the above factors, there can be no assurance that it will be able to continue to do so or that competition will not have a material adverse effect on the Company's results of operations and financial condition. VisionBlox and turnkey system sales efforts are pre-directed towards the electronics, semiconductor, and printing industries. Dominant competitors include Cognex, ICOS, and AISI. While the Company may face competition from additional sources in all aspects of its business, the Company believes that competition in the optical disc inspection industry in particular may intensify, and that companies with significantly greater technical, financial and marketing resources than the Company may enter its markets.

MANUFACTURING AND SUPPLIERS

The Company manufactures its products primarily at its headquarters in Farmington Hills, Michigan. Manufacturing consists primarily of assembling standard electrical and electronic components and hardware subassemblies purchased from suppliers into finished products. The Company also utilizes outside vendors to manufacture certain subassemblies.

The Company designs printed circuit boards for its hardware products as needed and contracts for them to be built by outside contractors.

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

BACKLOG

As of December 31, 1997, the Company had an order backlog of approximately $4.1 million, compared to approximately $5.6 million as of December 31, 1996. The Company's dependence on a few large customers in its resistance welding business, together with its reliance on large orders, have contributed to variability in the Company's backlog. At December 31, 1997 and 1996, approximately 42% and 40%, respectively, of the Company's backlog was attributable to General Motors Corporation and approximately 19% and 23%, respectively, of the Company's backlog was attributable to Chrysler Corporation. The Company anticipates that in the near term it will continue to be dependent upon certain large customers for a significant portion of its revenues. The Company's production schedule is generally based on a combination of sales forecasts and the receipt of specific customer orders, and typically no advance or progress payments are required from customers. Purchase orders are generally cancelable, although the Company may assess penalties. The Company expects to be able to ship products representing all of this backlog before the end of the current fiscal year, although there is no assurance that the Company will be able to do so. The amount of backlog at any date does not necessarily indicate revenues in any future period.

PATENTS AND PROPRIETARY RIGHTS

The Company believes that technology incorporated in its resistance welding control, optical inspection, and general vision products give it advantages over its competitors and prospective competitors. The Company attempts to protect its technology through a combination of patents, confidentiality agreements and trade secrets.

The Company has ten U.S. patents on technology involved in its resistance welding controls and vision products. In addition, certain of these technologies are protected by foreign patents. The Company also has a license to use certain patents originally developed by Square D Company and a license to use certain patents originally developed by Owens-Illinois, Inc. relating to optical inspection technology. Recently, the Company has applied for patent protection of certain software products. There can be no assurance that any patents applied for will be granted or that patents the Company holds will be considered valid if challenged or sufficiently broad to protect the proprietary nature of the Company's technology. In addition, the software technology of the Company's products is advancing so quickly that in the 2-3 years it takes to get a patent issued in the U.S. and the up to ten years in some foreign countries, the technology may become obsolete before the patent issues.

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

EMPLOYEES

As of February 28, 1998, the Company had approximately 275 permanent employees, as compared to 330 at February 28, 1997 and 325 at February 29, 1996. The Company also engages a limited number of contract workers, primarily for assembly operations, the number of which varies, depending upon production requirements. None of the Company's employees is represented by a labor union.

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

ITEM 2. PROPERTIES

Manufacturing, engineering and administrative functions of Medar are performed at two facilities owned by the Company in Farmington Hills, Michigan which total approximately 100,000 square feet. Integral leases a facility located in Bedford, United Kingdom approximating 5,000 square feet to perform sales, some engineering, and administrative functions. The lease expires in 1998. Sales and service functions principally for Canadian sales are performed at Medar Canada, Ltd., which currently leases a 4,000 square foot facility in Oshawa, Ontario, Canada with a lease term expiring November 30, 1999. The Company believes its facilities are suitable for their respective activities. Although the Company believes its facilities are adequate for its current operations, the Company may add or dispose of facilities as business requirements dictate. The Company believes that adequate space at reasonable terms is readily available should it need to expand operations.


ITEM 3. LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the over-the-counter market (NASDAQ) as a National Market Issue under the symbol MDXR. As of February 28, 1998, there were approximately 4,000 stockholders of the Company including individual participants in security position listings.

The table below shows the high and low sales prices for the Company's common stock for each quarter in the past two years. The closing sales price for the Company's common stock on February 28, 1998 was $3 3/8 per share.



                                            1997
       ---------------------------------------------------------------------
                             MAR 31       JUN 30    SEPT 30        DEC 31
       ---------------------------------------------------------------------
       High                  $7 1/8       $6 1/8     $9 1/4        $8 1/2
       Low                    3 1/2        4 5/8      4 7/8         4 3/4

       ---------------------------------------------------------------------
                                           1996
       ---------------------------------------------------------------------
       High                  $9 1/8      $11 1/4        $11        $6 5/8
       Low                    6 1/8        8 1/8      6 5/8         4 5/8

       =====================================================================

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

ITEM 6. SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                            1997           1996           1995           1994           1993
-------------------------------------------------------------------------------------------------------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------
Net revenues                               $40,524       $41,471       $ 39,771        $40,218         $28,694
Gross margin                                11,447        10,683          9,655         13,451          10,416
Net earnings (loss)                           (144)       (1,979)       (11,583)         3,688           3,300
Basic earnings per share                     (0.02)        (0.22)         (1.33)          0.45            0.46
Diluted earnings per share                   (0.02)        (0.22)         (1.33)          0.43            0.44
Weighted average shares                      8,897         8,820          8,692          8,524           7,529
===================================================================================================================
                                                                      AT DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                             1997           1996          1995           1994            1993
-------------------------------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
Working capital                            $ 4,478       $17,041        $18,676        $23,459         $14,015
Total assets                                53,158        50,276         44,723         43,523          29,109
Long-term debt,
  including current portion                 24,307        21,647         16,437          2,444           8,451
Stockholders' equity                        22,555        21,302         22,767         34,001          16,087
===================================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Medar develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company's revenues are primarily derived from the sale of optical inspection equipment and resistance welding controls. Optical inspection equipment is principally sold to end users and suppliers of audio and DVD disc manufacturing equipment. Resistance welding control products are currently marketed primarily to automobile manufacturers and suppliers of industrial automation equipment.

Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company's indebtedness; restrictive covenants contained in the Company's various debt agreements; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company's markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company's results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission. These forward-looking statements represent the Company's best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain items from the Company's Statements of Operations as a percentage of net revenue. The impact of inflation for the periods presented was not significant.


                                                                             YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                                                     1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
                                                                                 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                         100%               100%          100.0%
Direct cost of sales                                                 71.8               74.2            75.7
-------------------------------------------------------------------------------------------------------------------
     Gross margin                                                    28.2               25.8            24.3
Marketing expense                                                    10.2               10.9            12.6
General and administrative expense                                    6.7                7.7             8.6
Research, development, and engineering expense                        5.9                8.6             5.2
Patent litigation costs                                                                                 13.7
Excess product quality, warranty and other costs                                                        12.3
-------------------------------------------------------------------------------------------------------------------
                                                                     22.8               27.2            52.4
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                                       5.4              (1.4)          (28.1)
Interest:
   Expense                                                            5.8                3.7             1.5
   Income                                                           (0.1)              (0.1)           (0.2)
-------------------------------------------------------------------------------------------------------------------
                                                                      5.7                3.6             1.3
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                            (0.3)              (5.0)          (29.4)
Provision (credit) for income taxes                                   0.1              (0.2)           (0.3)
-------------------------------------------------------------------------------------------------------------------
Net loss                                                          (0.04%)             (4.8%)         (29.1%)
===================================================================================================================

YEAR ENDED DECEMBER 31, 1997, COMPARED TO DECEMBER 31, 1996

Net revenues decreased $1.0 Million (2.4%) from $41.5 million in 1996 to $40.5 million in 1997. The decrease resulted from a decrease of welding product revenues of $3.3 million and an increase in optical inspection product revenues of $2.3 million. Welding product revenues decreased within the expected year to year fluctuations in orders from the company's major customers. The increase in optical inspection product revenues was principally in turnkey systems used in the cellular telephone industry. Revenues from other optical inspection products were down compared to the prior year. In particular, continuation of confusion in the CD/DVD market resulted in decreases in sales of CD products of $1.8 million.

Direct costs of sales decreased to $29.1 million from $30.8 million or as a percentage of sales to 71.7% from 74.2%. This decrease in cost of sales as a percentage of sales results from sales of turnkey systems and other technology at higher margins than experienced in 1996.

Marketing expense decreased to $4.2 million from $4.5 million and as a percentage of net revenues from 10.9% to 10.2%. This resulted from further control of sales expenses, in both divisions.

General and administrative expenses decreased to $2.7 million from $3.2 million and as a percentage of net revenues from 7.7% to 6.7%. This resulted from a full year reduction of administrative costs of Integral Vision in the UK and the effect of other cost control measures.

Research, development and engineering costs decreased to $2.4 million from $3.6 million and as a percentage of net revenues from 8.6% to 5.9%. This decrease was partially as a result of reductions in personnel and other costs during the year ($.5 million) and partially as a result of greater amounts of software capitalized during 1997 ($.7 million). Software capitalized was principally related to VisionBlox enhancements and developments of color features and development of DVD-9.

Interest expense increased to $2.3 million from $1.5 million and as a percentage of net revenues to 5.8% from 3.6%. The increase resulted from additional borrowings during the year at higher average interest rates.

YEAR ENDED DECEMBER 31, 1996, COMPARED TO DECEMBER 31, 1995

Net revenues increased $1.7 million (4.3%) to $41.5 million in 1996 from $39.8 million in 1995. The increase resulted from an increase in resistance welding product revenues and a decrease in sales of optical inspection products. The increase in the revenues from resistance welding products resulted from continued strong orders from General Motors and Chrysler to satisfy retooling programs. The decrease in revenues in optical vision products principally resulted from an industry wide drop in the growth of orders for audio CD's and CD-ROM's which resulted in reductions in and cancellations of orders for CD inspection equipment, particularly in the second half of the year.

Direct cost of sales increased to $30.8 million from $30.1 million and as a percentage of net revenues decreased to 74.2% from 75.7%. Although 1996 and 1995 percentages are comparative, the cost of sales percentage remains higher than prior years and management's goals. This results from costs of amortization of software and other fixed costs not being fully absorbed at the sales levels achieved in 1996 and 1995.

Marketing expense decreased to $4.5 million from $5.0 million and as a percentage of net revenues from 12.6% to 10.9%. The decrease resulted from better control of marketing costs, particularly the more effective integration of the AID and Integral Vision sales forces in the current year.

General and administrative expense decreased to $3.2 million from $3.4 million and as a percentage of net revenues from 8.6% to 7.7%. The decrease resulted from cost savings following the closing of the former AID facility in Toledo early in 1996 and better consolidation of general and administrative costs related to Integral Vision in the UK.

Research, development and engineering costs increased to $3.6 million from $2.1 million and as a percentage of net revenues from 5.2% to 8.6%. The increase principally represents increased expenditures related to development of VisionBlox and DVD and CD-R technologies.

Patent litigation costs and excess product quality, warranty and other costs represent expenses that were concluded as of December 31, 1995.

Interest expense increased to $1.5 million from $.6 million and as a percentage of net revenues to 3.7% from 1.5%. The increase was due to additional average borrowings under the revolving note payable to the bank, and the full year effect of the patent license payable incurred in the third quarter of 1995 and the term note related to the acquisition of a new production facility in the fourth quarter of 1995.

QUARTERLY INFORMATION

The following table sets forth consolidated statements of operations data for each of the eight quarters in the two year period ended December 31, 1997. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

                                                             QUARTER ENDED
------------------------------------------------------------------------------------------------------------------
                                           1997                                         1996
------------------------------------------------------------------------------------------------------------------
                         DEC 31     SEP 30     JUN 30      MAR 31     DEC 31      SEP 30     JUN 30      MAR 31
------------------------------------------------------------------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------
Net revenues             $8,358    $10,970     $10,985    $10,211      $5,312    $13,721     $12,216    $10,222
Gross margin              1,667      3,672       3,331      2,777       (537)      3,840       3,913      3,467
Net earnings (loss)       (991)        420         401         26     (3,800)        607         887        327
==================================================================================================================
Basic and diluted
earnings (loss) per
share                    $(.11)    $   .05     $   .04    $   .00      $(.43)      $ .07     $   .10    $   .04
==================================================================================================================

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's revenues and operating results have varied substantially from quarter to quarter. Net revenues and earnings are typically lower in the fourth and first quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company's customers. The principal customers for the Company's resistance welding control products traditionally make purchases in connection with re-tooling for new automobile body styles and tend to purchase the Company's equipment in the second and third quarters. The end users of the Company's optical inspection products typically add manufacturing capacity in the second and third quarters in anticipation of higher production requirements in the fourth quarter. The Company expects its net revenues and earnings to continue to fluctuate from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had a revolving note payable to bank, due August 1999, subordinated debentures due 2000 through 2005 and various term notes some of which mature in 2 to 4 years. Levels of advances under the revolving note are based upon levels of acceptable accounts receivable and inventory. At December 31, 1997 $13,886,000 was available for advances of which $12,258,000 had been advanced. (See note C to the Consolidated Financial Statements - Item 8) The Company is prohibited from paying dividends under the terms of the credit agreements.

The agreements related to the revolving note and the subordinated debentures require that the Company maintain certain levels of tangible net worth as defined and certain debt to equity ratios. The Company's tangible net worth at December 31 was less than the agreements by $600,000. Both the bank and the subordinated debt holders have waived the shortfall as of December 31, 1997 however they have not waived any shortfalls that may occur in the future. If the company is not successful in adding to tangible net worth, it will again be in violation of its agreements and will require further waivers from the lenders and there is no assurance that waivers will be granted. In addition, in the event that waivers are not granted, it is not known what position the lenders will take with respect to the loans outstanding, including declaring them to be immediately payable. The amount of defined tangible net worth can be increased by net operating earnings or by reducing the amount of capitalized software.

Management believes that it has options available for increasing tangible net worth through the sales of certain tangible and intangible assets in addition to expense reductions that will either bring the Company into compliance with the lender agreements or which will show sufficient progress towards compliance that the lenders will issue additional waivers. There can be no assurance however that management's plans will be successful or that the lenders will grant any required waivers.

The Company generated $2.8 million of cash from operations in 1997. This cash was combined with $4.1 million of financing activities to fund $6.2 million of additions to property and equipment and capitalized software. Management believes that much of the investment activities are discretionary and can be deferred or eliminated. The Company has no material commitments for the purchase of property and equipment or software development costs. The amount of software development costs incurred and capitalized in 1998 will be dependent on determinations throughout the year of long and short term revenue opportunities in the various products the

Company continues to support in both the welding and the vision divisions. In no case would it be expected that total capitalization of software costs would exceed amortization.

The Company believes that its current financial resources together with any cash generated from operations or asset sales are adequate to meet cash needs through 1998.

IMPACT OF YEAR 2000

Some of the Company's older computer programs used in its internal data processing were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment and has concluded it will have to replace portions of its internal data processing software so that its computer system will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $350,000, which includes $300,000 for the purchase of new software that will be capitalized and $50,000 that will be expensed as incurred. It is expected that substantially all of the purchase cost of the software will be financed with a lease.

The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions of new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially form those anticipated.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and quarterly results of operations are submitted in separate sections of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1997), with respect to directors and executive officers of the Company, is incorporated herein by reference.



ITEM 11. EXECUTIVE COMPENSATION

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1997), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1997), with respect to directors and executive officers of the Company, is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1997), with respect to directors and executive officers of the Company, is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)      The response to this portion of Item 14 is submitted as a
                    separate section of this report.

   (3)              Listing of Exhibits

Exhibit
Number              Description of Document
-------             -----------------------

3.1 Articles of Incorporation, as amended. (Filed as Exhibit 3.1 to the registrants Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference.)

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

10.24 Third Amendment to Revolving Credit and Loan Agreement dated March 29, 1996 by and between Medar, Inc., Integral Vision...AID, Inc., Integral Vision Ltd., and NBD Bank (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).


10.25 Third Amended and Restated Revolving Note dated March 29, 1996 by and between Medar, Inc., Integral Vision...AID, Inc., Integral Vision Ltd., and NBD Bank (filed as Exhibit
                    10.25 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference.)

 10.26 General Security Agreement dated March 29, 1996 by and between Medar, Inc., and NBD Bank (filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

 10.27 General Security Agreement dated March 29, 1996 by and between Integral Vision...AID, Inc. and NBD Bank (filed as
                    Exhibit 10.27 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

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

10.30 Fourth Amendment to Revolving Credit and Loan Agreement dated August 11, 1996 by and between Medar, Inc., Integral Vision - AID, Inc., Integral Vision Ltd. and NBD Bank (filed as Exhibit 10.30 to the registrant's Form 10-Q for the quarter ended September 30, 1996, SEC file 0-12728, and incorporated herein by reference).

10.31 Fifth Amendment to Revolving Credit and Loan Agreement dated February 27, 1997 by and between Medar, Inc. and Integral Vision, Ltd. and NBD Bank, (filed as Exhibit 10.31 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.32 Over Formula Loan Note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd. and NBD Bank, (filed as Exhibit 10.31 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.33 Bridge Loan Note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank, (filed as
                    Exhibit 10.31 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).

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

10.40 Ninth Amendment to Revolving Credit and Loan Agreement dated March 9, 1998 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank.

10.41               Waiver of debt covenants from sub-debt holders.

21                  Subsidiaries of the Registrant.

23                  Consent of Independent Accountants.

(b) There were no reports on Form 8-K filed in the quarter ended December 31, 1997.

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

Date:       March 25, 1998                                     MEDAR, INC.


                            By:  /S/CHARLES J. DRAKE
                            ---------------------------------------
                            Charles J. Drake, Chairman of the Board
                            (Principal Executive Officer)

                            By:  /S/RICHARD R. CURRENT
                            -----------------------------------------
                            Richard R. Current, Executive Vice President of Finance (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /S/CHARLES J. DRAKE                      Chairman of the Board (Principal
-------------------------------------------Executive Officer) and Director
Charles J. Drake


  /S/MAX A. COON                           Vice Chairman, Secretary and Director
-------------------------------------------
Max A. Coon


  /S/RICHARD R. CURRENT                    Executive Vice President of Finance
-------------------------------------------(Principal Financial and Accounting
Richard R. Current                         Officer) and Director



  /S/VINCENT SHUNSKY                       Treasurer and Director
-------------------------------------------
Vincent Shunsky


  /S/WILLIAM B. WALLACE                    Director
-------------------------------------------
William B. Wallace


  /S/STEPHAN SHARF                         Director
-------------------------------------------
Stephan Sharf


  /S/STEPHEN ZYNDA                         Director
-------------------------------------------
Stephen Zynda

                           ANNUAL REPORT ON FORM 10-K


                       ITEM 14(a)(1) AND (2), (c) AND (d)


              LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                                    SCHEDULES


                                CERTAIN EXHIBITS


                          FINANCIAL STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1997


                                   MEDAR, INC.


                           FARMINGTON HILLS, MICHIGAN

FORM 10-K - ITEM 14(a)(1) and (2)
MEDAR, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


(a)(1) The following consolidated financial statements of Medar, Inc. and subsidiaries are included in Item 8:

               Report of Independent Auditors
               Consolidated Balance Sheets-December 31, 1997 and 1996 Consolidated Statements of Operations-Years ended December 31,
                 1997, 1996 and 1995
               Consolidated Statements of Stockholders'
                 Equity-Years ended December 31, 1997, 1996 and 1995
               Consolidated statements of cash flows-Years ended December 31,
                 1997, 1996 and 1995
               Notes to Consolidated Financial Statements-December 31, 1997

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

REPORT OF ERNST & YOUNG LLP,  INDEPENDENT AUDITORS




Board of Directors and Stockholders
Medar, Inc.

We have audited the consolidated balance sheets of Medar, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medar, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note C, the Company has not complied with certain covenants of its loan agreements with regard to tangible net worth as a result of recurring operating losses. While the lenders have waived the violations as of December 31, 1997, no waivers of possible future violations have been granted. The Company has projected operating losses in early 1998 which will likely require waivers or forbearance by the lenders at measurement dates in 1998. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note C. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                        /s/ Ernst & Young LLP



Detroit, Michigan
February 25, 1998

CONSOLIDATED BALANCE SHEETS
MEDAR, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------
                                                                                             1997          1996
--------------------------------------------------------------------------------------------------------------------
                                                                                               (IN THOUSANDS)
ASSETS
CURRENT ASSETS
   Cash                                                                                  $        831   $      215
   Accounts receivable, less allowance of $400,000                                             10,682        9,415
   Inventories                                                                                 14,227       15,991
   Costs and estimated earnings in excess of billings on incomplete contracts                   2,568        1,841
   Other current assets                                                                           881          543
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           29,189       28,005

PROPERTY AND EQUIPMENT
   Land and improvements                                                                          377          368
   Building and building improvements                                                           6,317        6,147
   Production and engineering equipment                                                         3,791        3,303
   Furniture and fixtures                                                                       1,022          990
   Vehicles                                                                                       875          878
   Computer equipment                                                                           5,241        5,058
--------------------------------------------------------------------------------------------------------------------
                                                                                               17,623       16,744
   Less accumulated depreciation                                                                8,021        6,625
--------------------------------------------------------------------------------------------------------------------
                                                                                                9,602       10,119
OTHER ASSETS
   Capitalized computer software development costs, less accumulated amortization              10,796        8,908
   Patents, less accumulated amortization                                                       2,127        2,328
   Other                                                                                        1,444          916
--------------------------------------------------------------------------------------------------------------------
                                                                                               14,367       12,152
--------------------------------------------------------------------------------------------------------------------
                                                                                         $     53,158   $   50,276
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                      $      4,472   $    5,218
   Employee compensation                                                                        1,110        1,001

   Accrued and other liabilities                                                                  714        1,108
   Current maturities of long-term debt                                                        19,415        3,637
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      25,711       10,964

LONG-TERM DEBT, less current maturities                                                         4,892       18,010

STOCKHOLDERS' EQUITY
   Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,024,901 shares issued and outstanding (8,852,401
     shares at December 31, 1996)                                                                1,805        1,771
   Additional paid-in capital                                                                   31,187       29,767
   Retained-earnings deficit                                                                  (10,444)     (10,300)
   Accumulated translation adjustment                                                                7           64
--------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                                     22,555       21,302
--------------------------------------------------------------------------------------------------------------------
                                                                                          $     53,158  $    50,276
====================================================================================================================

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS
MEDAR, INC. AND SUBSIDIARIES


                                                                         YEAR ENDED DECEMBER 31
--------------------------------------------------------------------------------------------------------------------
                                                             1997                 1996                 1995
--------------------------------------------------------------------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------
NET REVENUES                                               $  40,524             $  41,471           $   39,771
Direct costs of sales                                         29,077                30,788               30,116
--------------------------------------------------------------------------------------------------------------------
                                                              11,447                10,683                9,655
Other costs and expenses
   Marketing                                                   4,161                 4,510                5,016
   General and administrative                                  2,700                 3,203                3,416
   Research, engineering, and development                      2,403                 3,552                2,088
   Patent litigation costs                                                                                5,461
   Excess product quality, warrant and other costs                                                        4,872
--------------------------------------------------------------------------------------------------------------------
                                                               9,264                11,265               20,853
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) from operations                                2,183                 (582)             (11,198)
Interest:
   Expense                                                     2,338                 1,523                  587
   Income                                                       (49)                  (50)                 (72)
--------------------------------------------------------------------------------------------------------------------
                                                               2,289                 1,473                  515
--------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                       (106)               (2,055)             (11,713)
Provision (credit) for income taxes                               38                  (76)                (130)
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                  $    (144)            $  (1,979)           $ (11,583)
====================================================================================================================

Basic and diluted loss per share                          $    (.02)            $   (0.22)           $   (1.33)
====================================================================================================================

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDAR, INC. AND SUBSIDIARIES

                                                                ADDITIONAL     RETAINED      ACCUMULATED
                                               COMMON            PAID-IN       EARNINGS      TRANSLATION
                                               STOCK             CAPITAL       (DEFICIT)     ADJUSTMENT       TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1995                       $  1,726      $  29,101    $   3,262         $  (88)     $  34,001
   Exercise of options to purchase 84,262
      common shares                                     17            400                                        417
   Translation adjustments                                                                         (4)           (4)
   Other                                               (1)           (63)                                       (64)
   Net loss for the year ended December
     31, 1995                                                                  (11,583)                     (11,583)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                        1,742         29,438       (8,321)           (92)        22,767
   Exercise of options to purchase 140,812
      common shares                                     29            329                                        358
  Translation adjustments                                                                          156           156
  Net loss for the year ended December 31,
      1996                                                                      (1,979)                      (1,979)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                        1,771         29,767      (10,300)             64        21,302
   Issuance of 150,000 common shares                    30            720                                        750
   Exercise of options to purchase 22,500
       common shares                                     4             98                                        102
   Issuance of  stock warrants                                                                                   602

  Translation adjustments                                             602                         (57)          (57)
   Net loss for the year ended December 31,
       1997                                                                       (144)                        (144)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                     $  1,805      $  31,187    $ (10,444)        $     7      $ 22,555
========================================================================================================================

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MEDAR, INC. AND SUBSIDIARIES

                                                                                 YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                                                           1997           1996           1995
-------------------------------------------------------------------------------------------------------------------
                                                                                     (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $   (144)     $  (1,979)     $ (11,583)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
        Depreciation and amortization                                      5,279          4,529          3,672
        Credit for deferred income taxes                                                   (76)          (130)
        (Increase) decrease in net accounts receivable                   (1,267)          (797)          3,305
        (Increase) decrease in inventories                                 1,764        (2,824)        (1,752)
        (Increase) decrease in costs and estimated earnings
            in excess of billings on incomplete contracts                  (727)        (1,160)          1,610
        (Increase) decrease in other assets                              (1,053)            310          (658)
        Increase (decrease) in accounts payable and accrued
            expenses                                                     (1,031)          1,884        (1,431)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                        2,821          (113)        (6,967)

INVESTING ACTIVITIES
Sale of short-term investments                                                                           4,018
Purchase of property and equipment                                         (879)        (2,283)        (5,204)
Investment in capitalized software                                       (5,383)        (4,669)        (3,253)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (6,262)        (6,952)        (4,439)

FINANCING ACTIVITIES
Proceeds from exercise of stock options and other                            102            358            353
Proceeds from sale of common stock                                           750
Proceeds from issuance of stock warrants                                     602
Debt repayments on long-term debt and capital lease
   obligations                                                          (34,740)       (20,154)        (8,139)
Proceeds from long-term debt borrowings                                   37,400         25,364         20,161
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                  4,114          5,568         12,375
-------------------------------------------------------------------------------------------------------------------
Other                                                                       (57)            156              1
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                  616        (1,341)            970
Cash at beginning of  year                                                   215          1,556            586
-------------------------------------------------------------------------------------------------------------------
Cash at end of year                                                    $     831     $      215     $    1,556
===================================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MEDAR, INC. AND SUBSIDIARIES


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The 1997 and 1996 consolidated financial statements include the accounts of the Company and its two 100% owned subsidiaries: Integral Vision Ltd., United Kingdom; and Medar Canada Ltd., Canada. The 1995 consolidated financial statements include the accounts of Integral Vision-AID, Inc. Integral Vision-AID, Inc. became a division of Medar, Inc. in 1996. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

ACCOUNTS RECEIVABLE

Trade accounts receivable primarily represent amounts due from equipment and automobile manufacturers located in North America for welding products and from equipment manufacturers and end users in North America, Asia and Europe for vision products.

Customers which accounted for 10% or more of the Company's resistance welding controls sales in any of the three years ended December 31, 1997 and the respective sales in each year are:

                                        1997           1996         1995
      -------------------------------------------------------------------------
                                                (IN THOUSANDS)
      -------------------------------------------------------------------------
      Chrysler Corporation              $3,504        $6,009      $3,400
      General Motors Corporation         3,903         7,730       8,500
      =========================================================================

INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of obsolescence reserve of $210,000 in 1997 and $156,000 in 1996):

                                       1997                  1996
       --------------------------------------------------------------------
                                             (IN THOUSANDS)
       --------------------------------------------------------------------
       Raw materials                $   6,076              $   7,677
       Work in process                  1,654                  3,106
       Finished goods                   6,497                  5,208
       --------------------------------------------------------------------
                                    $  14,227              $  15,991
       ====================================================================

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

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These amounts are stated at the lower of cost or net realizable value. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). Amortization of the capitalized costs amounted to $3,590,000, $2,522,000, and $2,314,000 in 1997, 1996 and 1995, respectively. Total accumulated amortization at December 31, 1997 and 1996, was $13,483,000 and $ 9,893,000 respectively.

PATENTS

Patents are stated at cost less accumulated amortization of $1,048,000 and $660,000 at December 31, 1997 and 1996, respectively. Amortization of the patents amounted to $388,000, $317,000 and $204,000 in 1997, 1996, and 1995,
respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets.

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

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.


NOTE B - COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON INCOMPLETE CONTRACTS

Costs and estimated earnings in excess of billings on incomplete contracts at December 31 are summarized as follows:

                                                                    1997                   1996
                  ---------------------------------------------------------------------------------------
                                                                          (IN THOUSANDS)
                  ---------------------------------------------------------------------------------------
                  Contract costs to date                          $   3,499               $  4,567
                  Estimated contract earnings                         3,377                  3,040
                  ---------------------------------------------------------------------------------------
                                                                      6,876                  7,607
                  Less billings to date                               4,308                  5,766
                  ---------------------------------------------------------------------------------------
                  Costs and estimated earnings in excess
                     of billings on incomplete contracts          $   2,568               $  1,841
                  =======================================================================================

The Company anticipates that the majority of costs incurred on long-term contracts at December 31, 1997, will be billed and collected in 1998.

NOTE C - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt at December 31 consists of the following:

                                                                               1997             1996
-----------------------------------------------------------------------------------------------------------
                                                                                   (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------
Revolving note payable to bank                                              $12,258          $12,604
Note payable to bank                                                                           3,000
Term notes payable to bank                                                    3,660            3,967
Subordinated debentures, 12.95%
     (Net of unaccreted value assigned to related warrants of
     $510,000 in 1997)                                                        6,490
Patent license payable                                                        1,715            1,863
Other                                                                           184              213
-----------------------------------------------------------------------------------------------------------
                                                                             24,307           21,647
Less current maturities                                                      19,415            3,637
-----------------------------------------------------------------------------------------------------------
                                                                            $ 4,892          $18,010
===========================================================================================================


The revolving note payable to bank is due August 31, 1999, and provides for advances of up to $15,000,000 based upon levels of eligible accounts receivable and inventory. At December 31,1997, $13,886,000 was available for advances and interest was at the bank's prime rate plus 1/4%. Under the terms of a related agreement with the bank, the Company agreed, among other covenants, to maintain net worth and the ratio of debt to net worth, all as defined, at specified levels. Substantially all company assets not previously pledged under term notes (see below), have been pledged as collateral for this indebtedness.

The term notes to bank are payable as follows:

    - $62,500 quarterly plus interest at the bank's prime rate, plus 1/4%, due June 29, 2002; collateralized by a first mortgage on the Company's Grand River facility;

    - $14,111 monthly, plus interest at 7.7%, due October 31, 2000; collateralized by a first mortgage on the Company's Crestview facility;

    - $2,189 monthly, plus interest at the bank's prime rate, plus 1/4%; due March 20, 2002;

The subordinated debentures mature $700,000 on each June 30 in the years 2000 to 2004, with the balance due June 30, 2005. Interest on the debentures is payable quarterly at 12.95%. Terms with respect to the maintenance of levels of net worth and net worth ratios are the same as with the bank under the agreements related to the revolving note. Substantially all company assets are secondarily pledged as collateral for the debentures.

The debenture holders have warrants for the purchase of 1,400,000 shares of Medar common stock at $6.86. These warrants expire June 30, 2005.

At December 31, 1997, the Company's equity did not meet the levels required in debt agreements related to the Company's revolving bank loan and subordinated debentures. Although the lenders waived this shortfall as of December 31, 1997, no waivers for possible future violations were obtained. As the Company expects to report operating losses in the first and possibly the second quarters, it will have to approach the lenders for additional waivers or forbearance at quarterly reporting periods in 1998, and, therefore, these debt issues are classified as current liabilities.

While there can be no assurance that the lenders will grant waivers for any violations that might be incurred, management believes that the expenditure reductions already initiated and other actions to raise cash through excess asset sales as well as the possible recovery of sales levels later in the year will be sufficient to convince the lenders that it will be prudent for them to forbear any actions that they may be legally entitled to take under terms of the agreements related to the Company's debt.

The patent license payable relates to future payments to a corporation for use of certain patents. The payments are due in eight remaining installments and have been discounted at 8%.

The fair values of these financial instruments approximates their carrying amounts at December 31, 1997.

Maturities of long-term debt and capitalized lease obligations are $12,944,000 in 1999; $3,048,000 in 2000; $1,186,000 in 2001, $1,176,000 in 2002 and
$5,286,000 thereafter.

 NOTE D - STATEMENT OF CASH FLOWS

The Company paid interest on its debt instruments of $2,039,000, $1,646,000, and $356,000 in 1997, 1996 and 1995, respectively. There were no income tax payments in 1997,1996 or 1995.


NOTE E - INCOME TAXES

As of December 31, 1997, the Company has cumulative net operating loss carryforwards approximating $22,750,000 for tax purposes available for reduction of taxable income of future periods through 2012 and unused investment and research and development tax credits approximating $947,000 which expire through the same period. For financial reporting purposes, the net operating losses have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The valuation allowance decreased $55,000 in 1997 and increased $448,000 and $3,896,000 in 1996 and
1995, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

                                                                                  1997          1996
             ---------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
             ---------------------------------------------------------------------------------------------
             Deferred tax liabilities:
                Deductible software development costs, net of
                   amortization                                                  $3,609        $2,931
                Tax over book depreciation                                          275           344
                Percentage of completion                                            873           491
             ---------------------------------------------------------------------------------------------
                       Total deferred tax liabilities                             4,757         3,766
             Deferred tax assets:
                Net operating loss carryforwards                                  7,592         6,836
                Credit carryforwards                                              1,061           987
                Reserve for warranty                                                 68            68
                Other                                                               325           219
             ---------------------------------------------------------------------------------------------
                       Total deferred tax assets                                  9,046         8,110
                Valuation allowance for deferred tax assets                       4,289         4,344
             ---------------------------------------------------------------------------------------------
                       Net deferred tax assets                                    4,757         3,766
             ---------------------------------------------------------------------------------------------
                       Net deferred tax                                          $    0        $    0
             =============================================================================================

Significant components of the credit for income taxes are as follows:

                                                   1997             1996             1995
                             -------------------------------------------------------------------
                                                               (IN THOUSANDS)
                             -------------------------------------------------------------------
                             Current:
                                Federal
                                State
                                Foreign               $38
                             -------------------------------------------------------------------

                             Deferred:
                                Federal                                              $(130)
                                Foreign                              $(76)

                             -------------------------------------------------------------------
                                                                      (76)            (130)
                             -------------------------------------------------------------------
                                                      $38            $(76)           $(130)
                             ===================================================================

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                    1997             1996             1995
        --------------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
        --------------------------------------------------------------------------------------
        Tax credit at U.S. statutory rates          $(36)           $(699)         $(3,983)
        Change in valuation allowance                (55)             488            3,896
        Other nondeductible expenses                  43               73               75
        Other                                         86               62             (118)
        ======================================================================================
                                                    $ 38            $ (76)         $  (130)
        ======================================================================================


NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                        1997                1996                1995
      -----------------------------------------------------------------------------------------------------
      NUMERATOR:
      Net loss for basic and diluted earnings
      per share:                                  $   (144,000)       $ (1,979,000)       $(11,583,000)
      *there was no effect of dilutive
      securities see below

      DENOMINATOR:
      Denominator for basic and diluted
      earnings per share weighted-average
      shares                                         8,897,000           8,820,000           8,692,000
      =====================================================================================================
      *there was no effect of dilutive
      securities see below

       Basic and diluted loss per share           $      (0.02)       $      (0.22)       $      (1.33)
      ========================================= =================== =================== ===================

For additional disclosures regarding stock options and warrants see Note H

Warrants to purchase 1,400,000 shares of common stock were outstanding during 1997 and options to purchase 662,100, 589,100 and 787,800 shares of common stock were outstanding during 1997, 1996 and 1995 respectively, but were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect.

NOTE G - EMPLOYEE SAVINGS PLAN

The Company has an Employee Savings Plan covering substantially all United States' employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $66,000, $89,000, and $61,000 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE H - STOCK OPTIONS AND WARRANTS

A summary of the status of the Option Plan is as follows:

                                                                        NON-QUALIFIED
                                                        QUALIFIED ISO   STOCK OPTION
                                                          PLAN             PLAN              1995 PLAN
---------------------------------------------------------------------------------------------------------
                                                                (NUMBER OF SHARES IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                     Options outstanding                    213                20               429
                     Options exercisable                    213                20               163
                     Options Granted During:
                          1997                               -0-               -0-              267
                          1996                               -0-               -0-              132
                          1995                               -0-               -0-              211
                     Options Available
                          For Grant                          -0-               -0-               63
=========================================================================================================

Option grants are approved by the Compensation Committee of the Board of Directors. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs after ten years from the date of the grant.


A summary of option activity under all plans follows:

                                                 1997                         1996                        1995
--------------------------------------------------------------------------------------------------------------------
                                                              WEIGHTED                     WEIGHTED
                                                              AVERAGE                      AVERAGE
                                                              EXERCISE                     EXERCISE
                                                  SHARES       PRICE          SHARES        PRICE         SHARES
--------------------------------------------------------------------------------------------------------------------
                                                                (NUMBER OF SHARES IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                   589         $5.87            788         $5.82           664
Granted ($6.25 to $8.50 per share)                 267          5.20            132          6.25           211
Exercised ($.35 to $7.50 per share)               (23)          4.57          (141)          2.52          (84)
Canceled  ($5.625 to $11.50 per share)           (171)          5.88          (190)          8.46           (3)
--------------------------------------------------------------------------------------------------------------------
Outstanding at end of year
    ($1.75  to $9.25 per share)                    662          5.64            589          5.87           788
====================================================================================================================
Exercisable ($1.75 to $9.25 per share)             396         $5.93            464         $4.54           577
====================================================================================================================

Exercise prices for options outstanding as of December 31, 1997 ranged from $1.75 to $9.25. The weighted-average fair value of options outstanding as of December 31, 1997 was $4.92. The weighted-average remaining contractual life of those options is 6.8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. After adjusting for the proforma effect of stock compensation, the net loss is estimated to be $470,000 ($.05 per share), $2,393,000 ($.27 per share) and $11,730,000 ($1.35 per share) for 1997, 1996 and 1995 respectively. Assumptions used in determining the above proforma disclosures were risk free interest rates of 6.00%, 6.12% and 6.23% in 1997, 1996 and 1995, respectively, no dividend yields, .51 market price volatility, and 8-year weighted average life of option. These proforma results reflect only stock options granted in 1995 through 1997 and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

In connection with the private placement of $7.0 million of debentures in 1997, the company issued warrants for the purchase of 1,400,000 Medar common shares at $6.86. The estimated value of these warrants was recognized as discount on the debentures and will be accreted and reported as additional interest expense over the life of the debentures.


NOTE I - COMMITMENTS AND CONTINGENCIES

In July 1995, Medar, Inc. reached a settlement of its patent litigation which was initiated by Square D Company in April 1994 in the Federal District Courts in Eastern District of Michigan and in Delaware. This resolution also settles claims made by Medar against Square D. The terms of the settlement made under the auspices of the Federal District Court in Delaware provide for a cross license agreement on all single phase welding patents held by either company and call for a single payment related to use of technology in prior years as well as yearly payments for the use of technology in the future. The single payment was recorded as an expense in 1995. The future payments have been reflected as a noncash transaction. The costs of this cross-licensing agreement are being amortized over the life of the agreement.

The Company and its subsidiaries use equipment under long-term operating lease agreements requiring rental payments approximating $107,000 in 1998 and $32,000 in 1999. Rent expense charged to operations approximated $156,000, $276,000, and $380,000 in 1997, 1996, and 1995, respectively.


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

NOTE K - GEOGRAPHIC AREA

Net revenues from unaffiliated customers, earnings (loss) before income taxes, identifiable assets and liabilities, classified by geographic areas in which the Company operates, and net export sales by domestic operations, were as follows:


                                                                  YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------
                                                     1997                   1996                1995
-------------------------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------
Net revenues:
   Unaffiliated customers
          United States                              $ 38,865             $ 34,366           $  33,330
          United Kingdom                                  960                2,440               3,815
          Canada                                          699                4,665               2,626
-------------------------------------------------------------------------------------------------------------
                                                       40,524               41,471              39,771
=============================================================================================================
Earnings (loss) before income taxes:
          United States                                2,216               (1,616)            (11,766)
          United Kingdom                              (2,232)                (495)               (200)
          Canada                                          122                   56                 253
-------------------------------------------------------------------------------------------------------------
                                                        (106)              (2,055)            (11,713)
=============================================================================================================
Identifiable assets:
          United States                                50,610               45,021              42,101
          United Kingdom                                4,471                4,993               3,844
          Canada                                          163                1,712               1,145
          Eliminations                                (2,086)              (1,450)             (2,367)
-------------------------------------------------------------------------------------------------------------
                                                       53,158               50,276              44,723
=============================================================================================================
Liabilities:
          United States                                30,696               26,380              19,341
          United Kingdom                                7,045                5,170               3,762
          Canada                                           70                1,656               1,092
          Eliminations                                (7,208)              (4,232)             (2,239)
-------------------------------------------------------------------------------------------------------------
                                                       30,603               28,974              21,956
=============================================================================================================
Net export sales by domestic operations:
   North America                                          576                  903               1,944
   Europe                                               4,237                5,986               3,785
   Asia                                                 3,011                2,434               2,451
   Other                                                  302                  275                 259
-------------------------------------------------------------------------------------------------------------
                                                     $  8,126             $  9,598           $   8,439
=============================================================================================================

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

                    DECEMBER 31, 1997 AND THE YEAR THEN ENDED


                                                     VISION-BASED          RESISTANCE WELDING
                                                  INSPECTION SYSTEMS            CONTROLS           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenues                                           $15,955                   $24,569               $40,524
AmortIzation of software development cost                2,678                       912                 3,590
Research, engineering, and development
expense                                                  1,285                     1,118                 2,403
Earnings (loss) from operations                         (1,078)                    3,261                 2,183
Net interest expense                                                                                     2,289
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                             $     106
-------------------------------------------------------------------------------------------------------------------
Identifiable assets at December 31, 1997               $28,358                   $24,800               $53,158
===================================================================================================================

                                                                DECEMBER 31, 1996 AND THE YEAR THEN ENDED
                                                     VISION-BASED          RESISTANCE WELDING
                                                  INSPECTION SYSTEMS            CONTROLS           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenues                                           $13,618                   $27,853               $41,471
Amortization of software development cost                1,608                       914                 2,522
Research, engineering,  and development
expense                                                  2,138                     1,414                 3,552
Earnings (loss) from operations                         (5,703)                    5,121                  (582)
Net interest expense                                                                                     1,473
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                                $2,055
-------------------------------------------------------------------------------------------------------------------
Identifiable assets at December 31, 1996               $22,423                   $27,853               $50,276
===================================================================================================================

                                                                DECEMBER 31, 1995 AND THE YEAR THEN ENDED

                                                     VISION-BASED          RESISTANCE WELDING
                                                  INSPECTION SYSTEMS            CONTROLS           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenues                                           $16,428                   $23,343              $ 39,771
Amortization of software development cost                1,375                       939                 2,314
Research, engineering, and development
expense                                                    376                     1,712                 2,088
Loss from operations                                    (6,948)         (1)       (4,250)              (11,198)
Net interest expense                                                                                       515
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                              $ 11,713
===================================================================================================================
Identifiable assets at December 31, 1995               $20,802                   $23,921              $ 44,723
===================================================================================================================


Interest expense and income taxes have been excluded from the calculation of earnings (loss) from operations.

Identifiable assets allocated to each industry are those assets that are used in the Company's operations in each industry. Capital additions for machine vision-based inspection systems and resistance welding controls was $4,826,000 and $1,623,000, respectively. Depreciation and amortization for machine vision-based inspection systems and resistance welding controls was $3,176,000 and $2,103,000, respectively.

(1) In 1995 the welding control division incurred a charge of $5.5 million related to settlement of patent litigation.

                 SCHEDULE II - Valuation And Qualifying Accounts

                          Medar, Inc. And Subsidiaries

                                 (in thousands)

------------------------------------------------------------------------------------------------------------------------------------
       COLUMN A                      COLUMN B                       COLUMN C                     COLUMN D          COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                    ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
      DESCRIPTION                        BALANCE AT       CHARGED TO COSTS    CHARGED TO OTHER      DEDUCTIONS-      BALANCE AT END
                                    BEGINNING OF PERIOD     AND EXPENSES     ACCOUNTS-DESCRIBE        DESCRIBE          OF PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Accounts receivable allowance           $    400            $    120                               $    120 (3)        $   400
  Inventory obsolescence reserve               156                 622                                    568 (1)            210
  Deferred tax valuation allowance           4,344                                                         55 (2)          4,289
                                          --------            --------                                 -------          --------
                                          $  4,900            $    742                               $  1,253 (3)        $ 4,899
=================================================================================================================================
Year ended December 31, 1996:
  Accounts receivable allowance           $    355            $    120                               $     75 (3)        $   400
  Inventory obsolescence reserve               154                 458                                    456 (1)            156
  Deferred tax valuation allowance           3,896                 448                                                     4,344
                                          --------            --------                                 -------          --------
                                          $  4,405            $  1,026                               $     31            $ 4,900
=================================================================================================================================
Year ended December 31, 1995:
  Accounts receivable allowance           $    311            $     78                               $     34 (3)        $   355
  Inventory obsolescence reserve               463                 130                                    439 (1)            154
  Deferred tax valuation allowance                                             $ 3,896 (2)                                 3,896
                                          --------            --------         -------                 -------          --------
                                          $    774            $    208         $ 3,896               $    473            $ 4,405
=================================================================================================================================




------------------------------
1  Write-off obsolete Inventory.
2  Net change in deferred tax valuation allowance.
3  Net accounts receivable write-offs.

                              EXHIBITS TO FORM 10-K



                                   MEDAR, INC.



                          YEAR ENDED DECEMBER 31, 1997


                         COMMISSION FILE NUMBER 0-12728

EXHIBIT                          EXHIBIT INDEX
NUMBER                           DESCRIPTION
-------                          -------------

10.40 Ninth Amendment to Revolving Credit and Loan Agreement dated March 9, 1998 by and between Medar, Inc. and Integral Vision, Ltd. and NBD Bank.

10.41             Waiver of debt covenants from sub-debt holders.

21                Subsidiaries of the Registrant.

23                Consent of Independent Accountants.