Form 10-Q
period 1998-03-31
MEDAR INC
filed 1998-05-15
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to
                                         ---------------   ------------

                             Commission File Number
                                     0-12728

                                  MEDAR, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                   38-2191935
   ------------------------------                    ----------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                     Identification No.)

   38700 Grand River Ave., Farmington Hills, Michigan            48335
-----------------------------------------------------          ---------
(Address of principal executive offices)                      (Zip Code)

                                  (248) 471-2660
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                  (not applicable)
               ---------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]         No  [    ]


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of April 30, 1998 was 9,024,901.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                           CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                          MARCH 31           DECEMBER 31
                                                                           1998                  1997
                                                                      ----------------------------------
                                                                                  (Unaudited)
                                                                                (In thousands)
ASSETS
CURRENT ASSETS
     Cash                                                               $     778             $     831
     Accounts receivable, less allowance of $400                            9,397                10,682
     Inventories                                                           10,890                14,227
     Costs and estimated earnings in excess of billings on incomplete
        contracts                                                           1,540                 2,568
     Other current assets                                                     922                   881
                                                                      ----------------------------------
          TOTAL CURRENT ASSETS                                             23,527                29,189

PROPERTY, PLANT AND EQUIPMENT

     Land and land improvements                                               377                   377
     Building and building improvements                                     6,317                 6,317
     Production and engineering equipment                                   3,906                 3,791
     Furniture and fixtures                                                 1,025                 1,022
     Vehicles                                                                 858                   875
     Computer equipment                                                     5,030                 5,241
                                                                      ----------------------------------
                                                                           17,513                17,623
     Less accumulated depreciation                                          8,466                 8,021
                                                                      ----------------------------------
                                                                            9,047                 9,602
OTHER ASSETS

     Capitalized computer software development costs, net
        of amortization                                                     5,363                10,796
     Patents                                                                2,064                 2,127
     Other                                                                  1,377                 1,444
                                                                      ----------------------------------
                                                                            8,804                14,367
                                                                      ----------------------------------
                                                                         $ 41,378              $ 53,158
                                                                      ==================================


See accompanying notes.

                          MEDAR, INC. AND SUBSIDIARIES




                                                                                     MARCH 31         DECEMBER 31
                                                                                       1998             1997
                                                                                    ------------------------------
                                                                                           (Unaudited)
                                                                                          (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                $  3,812         $  4,472
     Employee compensation                                                                998            1,110
     Accrued and other liabilities                                                        666              714
     Current maturities of long term debt                                              18,470           19,415
                                                                                    ------------------------------
          TOTAL CURRENT LIABILITIES                                                    23,946           25,711


LONG-TERM DEBT, less current maturities                                                 4,757            4,892

STOCKHOLDERS' EQUITY
     Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,024,901 shares issued and
         outstanding                                                                    1,805            1,805
     Additional paid-in capital                                                        31,187           31,187
     Retained-earnings deficit                                                        (20,373)         (10,444)
     Accumulated translation adjustment                                                    56                7
                                                                                    ------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                   12,675           22,555
                                                                                    ------------------------------
                                                                                     $ 41,378         $ 53,158
                                                                                    ==============================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                   THREE MONTHS ENDED MARCH 31
                                                                     1998               1997
                                                           ---------------------------------------------
                                                                          (Unaudited)
                                                             (In thousands, except per share data)
Net revenues                                                        $  6,627         $ 10,211
Direct costs of sales                                                  6,135            7,434
                                                           ---------------------------------------------

                                                                         492            2,777

Product restructuring charges (Note B)                                 6,973
                                                           ---------------------------------------------
      Gross Margin (Loss)                                             (6,481)           2,777

Other costs and expenses:
     Marketing                                                           977            1,032
     General and administrative                                          806              618
     Research, development, and engineering                            1,033              616
                                                           ---------------------------------------------
                                                                       2,816            2,266

Interest:
     Expense                                                             646              497
     Income                                                              (14)             (12)
                                                           ---------------------------------------------
                                                                         632              485
                                                           ---------------------------------------------


     Net Earnings (Loss)                                            $ (9,929)        $     26
                                                           =============================================




Basic and diluted earnings (loss) per share                         $  (1.10)        $      0
                                                           =============================================

Weighted average number of shares of common stock and
common stock equivalents, where applicable                             9,025            8,893
                                                           =============================================

See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                         THREE MONTHS ENDED MARCH 31
                                                                           1998                   1997
                                                                       -----------------------------------
                                                                                   (Unaudited)
                                                                                  (In thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                    $    (9,929)               $    26
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depreciation and amortization                                      1,578                  1,465
          Changes in operating assets and liabilities                        3,454                  1,598
          Restructuring charges                                              6,973
                                                                       -----------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                       2,076                  3,089

INVESTING ACTIVITIES
Purchase of property and equipment                                            (189)                   (28)
Investment in capitalized software and patents                                (909)                (1,309)
                                                                       -----------------------------------
             NET CASH USED IN INVESTING ACTIVITIES                          (1,098)                (1,337)

FINANCING ACTIVITIES

Decrease in long term debt                                                  (1,080)                (1,178)

Effect of exchange rate changes on cash                                         49                    114
                                                                       -----------------------------------

               INCREASE (DECREASE) IN CASH                                     (53)                   688

Cash at beginning of period                                                    831                    215

                                                                       ===================================
               CASH AT END OF PERIOD                                    $      778             $      903
                                                                       ===================================


See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          MEDAR, INC. AND SUBSIDIARIES
                                 March 31, 1998




Note A - Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.


Note B - Restructuring of Operations
Early in the second quarter of 1998, management completed an evaluation of competitive conditions and product offerings in the vision and welding divisions. A charge of $6,973,000 was recorded as of March 31,1998 to give effect to the impairment of assets identified in this review. The charge consisted of $5,268,000 related to capitalized software development costs, $1,402,000 related to inventory and $303,000 of other accruals.


Note C - Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                     MARCH 31           DECEMBER 31
                                      1998                  1997
                              ----------------------------------------
                                           (In thousands)

Raw materials                    $    4,736           $    6,076
Work-in-process                       2,018                1,654
Finished goods                        4,136                6,497
                              ----------------------------------------
                                  $  10,890            $  14,227
                              ========================================

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

Note D - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts (cont)
Activity on long-term contracts is summarized as follows:

                                                          MARCH 31        DECEMBER 31
                                                           1998              1997
                                                   --------------------------------------
                                                              (In thousands)
Contract costs to date                                    $ 6,022         $ 3,499
Estimated contract earnings                                 3,973           3,377
                                                   --------------------------------------
                                                            9,995           6,876
Less billings to date                                      (8,455)         (4,308)
                                                   --------------------------------------
Costs and estimated earnings in excess of billings
on incomplete contracts                                   $ 1,540         $ 2,568
                                                   ======================================


Note E - Long Term Debt and Other Financing Arrangements
Long-term debt consisted of the following:

                                                                        MARCH 31     DECEMBER 31
                                                                          1998           1997
                                                                    ------------------------------
                                                                            (In thousands)

Revolving note payable to bank                                          $11,281        $12,258
Subordinated debentures, interest at 12.95%, (Net of unaccreted
     value assigned to related warrents of $486,000)                      6,514          6,490
Term notes payable to bank                                                3,548          3,660
Patent license to corporation, payable $300,000 yearly including
     interest                                                             1,715          1,715
Other                                                                       169            184
                                                                        ----------------------
                                                                         23,227         24,307
Less current maturities                                                  18,470         19,415
                                                                        ----------------------
                                                                        $ 4,757        $ 4,892
                                                                        ======================

The revolving note payable to bank is due August 31, 1999, and provides for advances of up to $12,000,000 (subsequently reduced to $10,000,000) based upon levels of eligible accounts receivable and inventory. At March 31,1998, $11,956,000 was available for advances and interest was at the bank's prime rate plus 1/4%. Under the terms of a related agreement with the bank, the Company agreed, among other covenants, to maintain net worth and the ratio of debt to net worth, all as defined, at specified levels. Substantially all company assets not previously pledged under term notes (see below), have been pledged as collateral for this indebtedness.

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

At March 31, 1998, the Company's equity did not meet the levels required in debt agreements related to the Company's revolving bank loan and subordinated debentures. Although the lenders waived this shortfall as of March 31, 1998, no waivers for possible future violations were obtained. As the company does not expect to attain the equity levels required in the loan agreements as of June 30,1998 and it expects it will have to approach the lenders for additional waivers of forbearance at that time, the debt issues are classified as current liabilities.

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

The fair values of these financial instruments approximates their carrying amounts at March 31, 1998.

Maturties of long-term debt and capitalized lease obligations, excluding those payable within twelve months from March 31, 1998 (which are stated as current maturties of long-term debt) are $686,000 in 1999; $2,348,000 in 2000; $486,000 in 2001, $476,000 in 2002 and $761,000 thereafter.


Note F - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                      MARCH 31          DECEMBER 31
                                                                                       1998                 1997
                                                                                --------------------------------------
                                                                                              (In thousands)
Deferred tax liabilities:
     Deductible software development costs, net of amortization                         $  1,951          $  3,609
     Tax over book depreciation                                                               88               275
     Percentage of completion                                                                524               873
                                                                                --------------------------------------
          Total deferred tax liabilities                                                   2,563             4,757

Deferred tax assets:
     Net operating loss carry forwards                                                     8,022             7,592
     Credit carry forwards                                                                 1,061             1,061
     Reserve for warranty                                                                     68                68
     Reserve for inventory                                                                   834               144
     Other                                                                                   193               181
                                                                                --------------------------------------
           Total deferred tax assets                                                      10,178             9,046
Valuation allowance for deferred tax assets                                                7,615             4,289
                                                                                --------------------------------------
     Net deferred tax assets                                                               2,563             4,757
                                                                                --------------------------------------
     Net deferred tax liabilities                                                     $      -0-        $      -0-
                                                                                ======================================


The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the three months ended March 31 is as follows:


                                                          1998             1997
                                                       -------------------------
                                                           (In thousands)

Tax at U.S. statutory rates                            $(3,376)        $     9
Change in valuation allowance                            3,326
Utilization of net operating loss carry forward                             (9)
Other                                                       50
                                                       -------------------------
                                                       $     -         $     -
                                                       =========================


Note G - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:


                                                      1998                1997
------------------------------------------------------------------------------------
Numerator:
Net loss for basic and diluted earnings
per share:                                         $    (9,929)        $        26
*there was no effect of dilutive
securities

Denominator:
Denominator for basic earnings per share
- weighted-average shares                            9,025,000           8,852,000
Effect of dilutive securities:
    Employee stock options                                                  41,000
                                                   -------------------------------
Denominator for diluted earnings per
share - adjusted weighted-average shares             9,025,000           8,893,000

Basic and diluted earnings (loss) per
share                                              $     (1.10)        $      0.00
                                                   ===============================



For additional disclosures regarding stock options and warrants see Note H.

Warrants to purchase 1,400,000 shares of common stock and options to purchase 662,100 shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect.


Note H - Stock Options and Warrants
At March 31, 1998, there were options outstanding to purchase 662,100 shares at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note I - Segment Data

                          Quarter Ended March 31, 1998

                                                  Vision-based         Resistance Welding
                                               Inspection Systems          Controls             Consolidated
-------------------------------------------------------------------------------------------------------------
                                                                        (in thousands)
Net revenues                                         $ 1,594               $ 5,033               $ 6,627

Amortization  of software development cost               820                   212                 1,032

Research, development and engineering expense            828                   205                 1,033

Loss from operations (a)                              (7,950)               (1,347)               (9,297)

Net interest expense                                                                                 632
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                     $(9,929)
=============================================================================================================




                          Quarter Ended March 31, 1997

                                                   Vision-based        Resistance Welding
                                                 Inspection Systems         Controls        Consolidated
--------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Net sales                                            $ 3,504              $ 6,707           $10,211

Amortization of software development cost                595                  233               828

Research, development and engineering expense            329                  287               616

Earnings (loss) from operations                         (698)               1,209               511

Net interest expense                                                                            485
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                $    26
========================================================================================================



(a) loss from operations for the quarter ended March 31, 1998 includes restructuring charges of $5,785 for Vision-based Inspection Systems and $1,188 for Resistance Welding Controls (see note B).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 1998 Compared to March 31, 1997.

Net sales in the first quarter of 1998 decreased 35% to $6.6 million from $10.2 million. The decrease resulted from decreases of welding product revenues of $1.7 million and optical inspection product revenues of $1.9 million. Welding product sales decreased as fewer large automotive programs were scheduled in the first quarter of 1998 as compared to the first quarter of 1997. Optical inspection product revenues were down due to decreases in sales of CD inspection products resulting from slow consumer acceptance of DVD products and lower sales in Asia caused by economic conditions in that region.

Gross margin decreased to $(6.5) million from $2.8 million and as a percentage of net sales decreased to (98)% from 27%. The decrease was due to charges totaling $7.0 million related to impaired assets as a result of restructuring activities combined with decreases in sales of higher margin optical inspection products as well as effects of fixed overhead costs applied to lower total sales volume.

Sales backlog for the Company at March 31, 1998 was $4.8 million compared to $5.5 million at March 31, 1997. The decrease is due to less orders received for CD vision equipment.

Marketing expense remained at $1.0 million and increased as a percentage of net sales to 14.7% from 10.1% due primarily to lower sales volumes and the costs being essentially fixed.

General and administrative expense increased to $.8 million from $.6 million and as a percentage of net sales to 12.2% from 6.1%, due primarily to lower sales volumes and costs being essentially fixed.

Research and development expense increased to $1.0 million from $.6 million and as a percentage of net sales to 15.6% from 6.0% due to lower sales volumes combined with less capitalization of software development costs.

Net interest expense increased to $.6 million from $.5 million and as a percentage of sales to 9.5% from 4.9%, due to lower sales volumes combined with increased average debt and debt at higher interest rates.


Liquidity and Capital Resources

At March 31, 1998 the Company had a revolving note payable to bank, due August 1999, subordinated debentures due 2000 through 2005 and various term notes some of which mature in 2 to 4 years. Levels of advances under the revolving note are based upon levels of acceptable accounts receivable and inventory. The revolving note payable provided for advances up to $12,000,000 at March 31,1998. During the second quarter this amount was reduced to $10,000,000. At March 31, 1998 $11,956,000 was available for advances of which $11,281,000 had been advanced. The Company is prohibited from paying dividends under the terms of the credit agreements.

The agreements related to the revolving note and the subordinated debentures require that the Company maintain certain levels of tangible net worth as defined and certain debt to equity ratios. The Company's tangible net worth at March 31, 1998 did not meet the levels required in the debt agreements. Both the bank and the subordinated debt holders have waived the shortfall as of March 31, 1998 however no waivers for possible future violations were obtained. If the company is not successful in adding to tangible net worth, it will again be in violation of its agreements and will require further waivers from the lenders and there is no assurance that waivers will be granted. In addition, in the event that waivers are not granted, it is not known what position the lenders will take with respect to the loans outstanding, including further reducing availability or declaring the loan to be immediately payable. The amount of defined tangible net worth can be increased by net operating earnings or by reducing the amount of capitalized software.

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

The Company generated $2.2 million of cash from operations in the first quarter of 1998. This cash was used to fund $1.1 million of additions to property and equipment and capitalized software and to pay down debt by $1.1 million. The Company has no material commitments for the purchase of property and equipment or software development costs. The amount of software development costs incurred and capitalized in 1998 will be dependent on determinations throughout the year of long and short term revenue opportunities in the various products the Company continues to support in both the welding and the vision divisions. In no case would it be expected that total capitalization of software costs would exceed amortization.

The Company believes that its current financial resources together with any cash generated from operations or asset sales are adequate to meet cash needs for the next twelve months.

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

10.24 Third Amendment to Revolving Credit and Loan Agreement dated March 29, 1996 by and between Medar, Inc., Integral Vision-AID, Inc., Integral Vision Ltd. and NBD Bank (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0- 12728, and incorporated herein by reference).

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

10.33 BridgeLoan Note dated February 27, 1997 by and between Medar, Inc., Integral Vision, Ltd., and NBD Bank (filed as Exhibit 10.33 to the registrant's Form 10-K for the year ended December 31, 1996, SEC file 0-12728, and incorporated herein by reference).

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

10.40 Ninth Amendment to Revolving Credit and Loan Agreement dated March 9, 1998 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank ( filed as Exhibit 10.40 to the registrant's Form 10-K for the year ended December 31, 1997, SEC file 0-12728, and incorporated herein by reference).

10.41 Waiver of debt covenants from sub-debt holders ( filed as Exhibit 10.41 to the registrant's Form 10-K for the year ended December 31, 1997, SEC file 0-12728, and incorporated herein by reference).

10.43 Waiver and Amendment to Revolving Credit and Loan Agreement dated May 12, 1998 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank.

(b) There were no reports on Form 8-K filed in the quarter ended March 31, 1998.


         * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/S/CHARLES J. DRAKE                                                     5/14/98
--------------------------------------------------------------------------------
Charles J. Drake
CEO and Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/S/RICHARD R. CURRENT                                                    5/14/98
--------------------------------------------------------------------------------
Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.    Description
-----------    -----------
   10.43       Waiver and Amendment to Revolving Credit and Loan Agreement

      27       Financial Data Schedule