Form 10-Q
period 1998-06-30
MEDAR INC
filed 1998-08-14
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 1998

                                       or

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition period from _________ to _________


Commission file number 0-12728
                       -------

                                   MEDAR, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

                        Michigan                                                  38-2191935
---------------------------------------------------               ------------------------------------------
 (State or other jurisdiction of incorporation or                   (I.R.S. Employer Identification Number)
                      organization)

                38700 Grand River Avenue,
               Farmington Hills, Michigan                                            48335
---------------------------------------------------               ------------------------------------------
        (Address of principal executive offices)                                   (Zip Code)

Registrant's telephone number, including area code:                              (248) 471-2660
                                                                  ------------------------------------------



                                (not applicable)
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                  YES _X_   NO ___

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of July 31, 1998 was 9,024,901.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                           CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                            JUNE 30              DECEMBER 31
                                                                              1998                  1997
                                                                       --------------------------------------------
                                                                                     (Unaudited)
                                                                                    (In thousands)

ASSETS

CURRENT ASSETS

     Cash                                                                 $    540            $     831
     Accounts receivable, less allowance of $400                             9,259               10,682
     Inventories                                                             9,317               14,227
     Costs and estimated earnings in excess of billings on incomplete
        contracts                                                            1,404                2,568
     Other current assets                                                      679                  881
                                                                     ------------------------------------------
          TOTAL CURRENT ASSETS                                              21,199               29,189

PROPERTY, PLANT AND EQUIPMENT

     Land and land improvements                                                377                  377
     Building and building improvements                                      6,317                6,317
     Production and engineering equipment                                    3,911                3,791
     Furniture and fixtures                                                  1,023                1,022
     Vehicles                                                                  483                  875
     Computer equipment                                                      5,633                5,241
                                                                     ------------------------------------------
                                                                            17,744               17,623
     Less accumulated depreciation                                           8,650                8,021
                                                                     ------------------------------------------
                                                                             9,094                9,602
OTHER ASSETS

     Capitalized computer software development costs, net of
         amortization                                                        5,339               10,796
     Patents                                                                 2,003                2,127
     Other                                                                   1,174                1,444
                                                                     ------------------------------------------
                                                                             8,516               14,367
                                                                     ------------------------------------------
                                                                          $ 38,809              $ 53,158
                                                                     ============================================

See accompanying notes.

                          MEDAR, INC. AND SUBSIDIARIES

                                                                            JUNE 30               DECEMBER 31
                                                                             1998                    1997
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
                                                                                     (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                                                     $    2,871              $    4,472
     Employee compensation                                                       804                   1,110
     Accrued and other liabilities                                               702                     714
     Current maturities of long term debt                                     16,825                  19,415
                                                                      ---------------------------------------------
          TOTAL CURRENT LIABILITIES                                           21,202                  25,711

LONG-TERM DEBT, less current maturities                                        4,842                   4,892

STOCKHOLDERS' EQUITY

     Common stock, without par value, stated value $.20 per share;
         15,000,000 shares authorized; 9,024,901 shares issued and
         outstanding                                                           1,805                   1,805
     Additional paid-in capital                                               31,187                  31,187
     Retained-earnings deficit                                              (20,271)                (10,444)
     Accumulated translation adjustment                                           44                       7
                                                                      ---------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                          12,765                  22,555
                                                                      ---------------------------------------------
                                                                            $ 38,809                $ 53,158
                                                                      =============================================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                             THREE MONTHS ENDED JUNE 30
                                                                              1998                   1997
                                                                      ---------------------------------------------
                                                                                     (Unaudited)
                                                                         (In thousands, except per share data)
Net revenues                                                            $     8,832               $ 10,985
Direct costs of sales                                                         5,232                  7,654
                                                                      ---------------------------------------------
                                                                              3,600                  3,331

Other costs and expenses:
     Marketing                                                                  880                  1,052
     General and administrative                                                 706                    639
     Research, development, and engineering                                   1,310                    751
                                                                      ---------------------------------------------
                                                                              2,896                  2,442

Interest:
     Expense                                                                    616                    499
     Income                                                                    (14)                   (11)
                                                                      ---------------------------------------------
                                                                                602                    488
                                                                      ---------------------------------------------

     Net Earnings                                                       $       102            $       401
                                                                      =============================================




Basic and diluted earnings per share                                   $        .01           $        .04
                                                                      =============================================

Weighted average number of shares of common stock and common
stock equivalents, where applicable                                           9,046                  8,902
                                                                      =============================================


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                               SIX MONTHS ENDED JUNE 30
                                                                              1998                   1997
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
                                                                         (In thousands, except per share data)
Net revenues                                                              $  15,459              $  21,196
Direct costs of sales                                                        12,769                 15,088
                                                                      ---------------------------------------------
                                                                              2,690                  6,108

Other costs and expenses:
     Marketing                                                                1,857                  2,084
     General and administrative                                               1,512                  1,258
     Research, development, and engineering                                   2,343                  1,367
     Product Restructuring and Other Charges - Note B                         5,571
                                                                      ---------------------------------------------
                                                                             11,283                  4,709

Interest:
     Expense                                                                  1,262                    996
     Income                                                                     (28)                   (23)
                                                                      ---------------------------------------------
                                                                              1,234                    973
                                                                      ---------------------------------------------

     Net Earnings (Loss)                                                   $ (9,827)              $    426
                                                                      =============================================




Basic and diluted earnings (loss) per share                               $   (1.09)            $      .05
                                                                      ---------------------------------------------

Weighted average number of shares of common stock and common
stock equivalents, where applicable                                           9,025                  8,898
                                                                      =============================================


See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES

                                                                                SIX MONTHS ENDED JUNE 30
                                                                               1998                  1997
                                                                       --------------------------------------------
                                                                                       (Unaudited)
                                                                                     (In thousands)

OPERATING ACTIVITIES
Net earnings (loss)                                                        $  (9,827)           $      426
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depreciation and amortization                                         2,114                2,830
          Changes in operating assets and liabilities                           4,345                (150)
          Restructuring charges                                                 6,973
                                                                       --------------------------------------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES                          3,605                3,106

INVESTING ACTIVITIES
Purchase of property and equipment                                              (121)                (277)
Investment in capitalized software and patents                                (1,172)              (2,341)
                                                                       --------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                          (1,293)              (2,618)

FINANCING ACTIVITIES - Decrease in long term debt                             (2,640)                   44

Effect of exchange rate changes on cash                                            37                   42
                                                                       --------------------------------------------

               INCREASE (DECREASE) IN CASH                                      (291)                  574

Cash at beginning of period                                                       831                  215

                                                                       ============================================
               CASH AT END OF PERIOD                                       $      540           $      789
                                                                       ============================================

See accompanying notes.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          MEDAR, INC. AND SUBSIDIARIES
                                  June 30, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

Note B - Restructuring of Operations

Early in the second quarter of 1998, management completed an evaluation of competitive conditions and product offerings in the vision and welding divisions. A charge of $6,973,000 was recorded as of March 31,1998 to give effect to the impairment of assets identified in this review. The charge consisted of $5,268,000 related to capitalized software development costs, $1,402,000 related to inventory (included in direct costs of sales) and $303,000 of other accruals.

Note C - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                JUNE 30           DECEMBER 31
                                  1998                1997
                           ----------------------------------------
                                       (In thousands)

Raw materials                  $  4,298          $    6,076
Work-in-process                   1,399               1,654
Finished goods                    3,620               6,497
                           ----------------------------------------
                               $  9,317           $  14,227
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

Note D - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts (cont)
Activity on long-term contracts is summarized as follows:

                                                                                   JUNE 30           DECEMBER 31
                                                                                    1998               1997
                                                                             --------------------------------------
                                                                                        (In thousands)

Contract costs to date                                                          $   3,808        $     3,499
Estimated contract earnings                                                         2,091              3,377
                                                                             --------------------------------------
                                                                                    5,899              6,876
Less billings to date                                                              (4,495)            (4,308)
                                                                             --------------------------------------
Costs and estimated earnings in excess of billings on
     incomplete contracts                                                       $   1,404        $     2,568
                                                                             ======================================

Note E - Long Term Debt and Other Financing Arrangements
Long-term debt consisted of the following:

                                                                                  JUNE 30            DECEMBER 31
                                                                                    1998               1997
                                                                             --------------------------------------
                                                                                        (In thousands)

Revolving note payable to bank                                                  $   9,612          $  12,258
Subordinated debentures, interest at 12.95%, (Net of unaccreted
     value assigned to related warrents)                                            6,537              6,490
Term notes payable to bank                                                          3,437              3,660
Patent license to corporation, payable $300,000 yearly including
     interest                                                                       1,715              1,715
Other                                                                                 366                184
                                                                             --------------------------------------
                                                                                   21,667             24,307
Less current maturities                                                            16,825             19,415
                                                                             --------------------------------------
                                                                                $   4,842         $    4,892
                                                                             ======================================

The revolving note payable to bank is due August 31, 1999, and provides for advances of up to $10,000,000 based upon levels of eligible accounts receivable and inventory. At June 30,1998, $10,000,000 was available for advances and interest was at the bank's prime rate plus 1/4%. Substantially all company assets not previously pledged under term notes (see below), have been pledged as collateral for this indebtedness.

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

The agreements related to the revolving note and the subordinated debentures require that the Company maintain certain levels of tangible net worth and certain debt to equity ratios. During the second quarter of 1998, management successfully negotiated the terms of the agreement related to the Company's revolving debt and expects to remain in compliance with the renegotiated terms of the agreement. Similar negotiations with the debenture holders are in process. As the Company is not currently in compliance with covenants related to the debentures, amounts due under both the junior and senior issues have been classified as current. Although management believes it will be successful in negotiating an acceptable agreement with the debenture holders, there is no assurance that this success will be achieved.

The patent license payable relates to future payments to a corporation for use of certain patents. The payments are due in eight remaining installments and have been discounted at 8%.

The fair values of these financial instruments approximates their carrying amounts at June 30, 1998.

Maturties of long-term debt and capitalized lease obligations, excluding those payable within twelve months from June 30, 1998 (which are stated as current maturties of long-term debt) are $694,000 in 1999; $2,378,000 in 2000; $549,000 in 2001, $554,000 in 2002 and $667,000 thereafter.

Note F - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                   JUNE 30          DECEMBER 31
                                                                                    1998               1997
                                                                             --------------------------------------
                                                                                        (In thousands)

Deferred tax liabilities:
     Deductible software development costs, net of amortization                   $  1,870           $  3,609
     Tax over book depreciation                                                        177                275
     Percentage of completion                                                          477                873
                                                                             --------------------------------------
          Total deferred tax liabilities                                             2,524              4,757

Deferred tax assets:
     Net operating loss carry forwards                                               8,171              7,592
     Credit carry forwards                                                           1,061              1,061
     Reserve for warranty                                                               68                 68
     Reserve for inventory                                                             812                144
     Other                                                                             184                181
                                                                             --------------------------------------
           Total deferred tax assets                                                10,296              9,046
Valuation allowance for deferred tax assets                                          7,772              4,289
                                                                             --------------------------------------
     Net deferred tax assets                                                         2,524              4,757
                                                                             --------------------------------------
     Net deferred tax liabilities                                                 $    -0-           $    -0-
                                                                             ======================================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the six months ended June 30 is as follows:

                                                                            1998              1997
                                                                     -------------------------------------
                                                                                (In thousands)

Tax at U.S. statutory rates                                             $ (3,341)        $      145
Change in valuation allowance                                              3,483
Utilization of net operating loss carry forward                                                 (17)
Other                                                                       (142)               128
                                                                     -------------------------------------
                                                                        $     -          $       -
                                                                     =====================================

Note G - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                    QUARTER ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                                                   1998                1997               1998                1997
--------------------------------------------------------------------------------------------------------------------
                                                         (In thousands except share and per share amounts)

Numerator:
Net earnings (loss) for basic and diluted
earnings per share:                          $      102          $      401           $   (9,827)       $      426
*there was no effect of dilutive securities

Denominator:
Denominator for basic earnings per share
- weighted-average shares                     9,025,000           8,852,000            9,025,000         8,852,000
Effect of dilutive securities:
    Employee stock options                       21,000              50,000                                 46,000
Denominator for diluted earnings per         ---------------------------------------------------------------------
share - adjusted weighted-average shares      9,046,000           8,902,000            9,025,000         8,898,000

Basic and diluted earnings (loss) per
share                                        $      .01          $      .04           $    (1.09)       $      .05
====================================================================================================================

For additional disclosures regarding stock options and warrants see Note H.

Warrants to purchase 1,400,000 shares of common stock and options to purchase 662,100 shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect.

Note H - Stock Options and Warrants

At June 30, 1998, there were options outstanding to purchase 662,100 shares at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note I - Segment Data

                           Quarter Ended June 30, 1998


                                                         Optical             Resistance Welding
                                                    Inspection Systems            Controls         Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)

Net revenues                                             $ 3,565                 $ 5,267           $    8,832
Amortization  of software development cost                   192                      65                  257
Research, development and engineering expense                846                     464                1,310
Earnings from operations                                     467                     237                  704
Net interest expense                                                                                      602
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                      $       102
===================================================================================================================


                           Quarter Ended June 30, 1997


                                                        Optical           Resistance Welding
                                                    Inspection Systems          Controls          Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net sales                                              $   4,986              $   5,999             $  10,985
Amortization of software development cost                    617                    233                   850
Research, development and engineering expense                507                    244                   751
Earnings (loss) from operations                             (26)                    915                   889
Net interest expense                                                                                      488
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                      $       401
===================================================================================================================

                         Six Months Ended June 30, 1998

                                                        Optical           Resistance Welding
                                                    Inspection Systems          Controls          Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net revenues                                            $   5,158               $  10,301         $   15,459
Amortization  of software development cost                  1,001                     277              1,278
Research, development and engineering expense               1,674                     669              2,343
Loss from operations (a)                                  (7,483)                 (1,110)            (8,593)
Net interest expense                                                                                   1,234
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                         $   (9,827)
===================================================================================================================




                         Six months Ended June 30, 1997

                                                        Optical           Resistance Welding
                                                    Inspection Systems          Controls          Consolidated
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net sales                                             $    8,490             $  12,706             $    21,196
Amortization of software development cost                  1,212                   465                   1,677
Research, development and engineering expense                836                   531                   1,367
Earnings (loss) from operations                             (724)                2,123                   1,399
Net interest expense                                                                                       973
-------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                       $       426
===================================================================================================================


(a) loss from operations for the six months ended June 30, 1998 includes restructuring charges of $5,785 for Vision-based Inspection Systems and $1,188 for Resistance Welding Controls (see note B).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended June 30, 1998 Compared to June 30, 1997.

Net sales in the second quarter of 1998 decreased 20% to $8.8 million from $11.0 million in 1997. The decrease resulted from decreases of resistance welding product revenues of $.8 million and optical inspection revenues of $1.4 million. Welding product sales decreased as fewer large automotive programs were scheduled in the second quarter of 1998 as compared to the second quarter of 1997. Optical inspection product revenues, which included $1.5 million from the sale of patent technology in 1998, were down due to decreases in sales of CD and DVD inspection products due to the management's first quarter decision to stop pursuit of the CD market, slow consumer acceptance of DVD products, and lower sales in Asia caused by economic conditions in the region.

Gross margin increased as a percentage of net sales to 40.8% from 30.3% in the second quarter of 1997. Welding product gross margins were down as a result of lower levels of fixed cost absorption during 1998 as the result of lower levels of production during the period in response to lower order levels. Vision product margins increased as a result of sales of patent technology during the quarter for which there was no recorded cost and increases in margins on products based on VisionBlox technology. Additionally, a reduction in amortization of software development costs following the product restructuring charges described below contributed to the increase in vision product margins.

The sales backlog for the Company at June 30, 1998 was $4.5 million compared to $6.8 million at June 30, 1997. Welding product backlogs are lower than the levels the Company has experienced in recent quarters and are expected to strengthen in the second half of 1998. Vision product backlogs are historically low because of the buying patterns of vision customers who generally expect expedited delivery of products following placement of the order.

Marketing expense decreased to $.9 million from $1.1 million and as a percentage of net sales increased to 10.0% from 9.6%. The decrease in expenses expressed in dollars came principally from reduction of expenditures related to CD products.

General and Administrative expense increased to $.7 million from $.6 million and as a percentage of net sales increased to 8.0% from 5.8% The percentage increase results principally from the fixed nature of many of these expenses with the decrease in the level of net sales in 1998.

Research development and engineering expense increased to $1.3 million from $.8 million and as a percentage of net sales to 14.8% from $6.8% in 1997. This increase resulted from less software meeting the criteria for capitalization in 1998 as compared to 1997 as the development of VisionBlox and DVD products are substantially completed. Many of the personnel formerly dedicated to these products are now assigned directly to customer projects.

Net interest expense increased to $.6 million from $.5 million in the prior year and as a percentage of net sales to 6.8% from 4.4% due to lower sales volumes combined with increased average debt and debt at higher interest rates.

Results of Operations
Six Months Ended June 30, 1998 Compared to June 30, 1997.

Net sales in the six months ended June 30, 1998 decreased 27% to $15.5 million from $21.2 million in 1997. The decrease resulted from decreases of resistance welding product revenues of $2.4 million and optical inspection revenues of $3.3 million. Welding product sales decreased as fewer large automotive programs were scheduled in the period as compared to the first six months of 1997. Optical inspection product revenues, which included $1.5 million from the sale of patent technology in 1998, were down due to decreases in sales of CD and DVD inspection products due to the management's first quarter decision to stop pursuit of the CD market, slow consumer acceptance of DVD products, and lower sales in Asia caused by economic conditions in the region.

During the first quarter of 1998 in response to the financial conditions that arose due to heavy investments necessary to complete certain projects under development and unexpected low levels of orders and sales, management terminated 15% of the Company's employees with combined salaries totaling 20% of total compensation. As these terminations severely constrained resources available for product support, it was quickly followed by an extensive review of product offerings. This review determined that the Company would concentrate its efforts going forward toward products for the inspection of DVD discs, products based on VisionBlox technology and certain higher margin and better selling welding products. Other products including those related to compact disc production and certain other products that were selling poorly or at low margins or which were no longer supportable in the software configurations in use were identified for phase out or abandonment. These products had recorded software development costs totaling $5.3 million which was charged off to operations. In addition, reserves totaling $1.4 million to reduce the cost of inventory related to these products to estimated realizable value were established. Finally, in connection with a decision to offer for sale one of the Company's buildings, a reserve in the amount of $300,000 to cover the costs to carry the building until the estimated sale date was established.

The charges related to inventory ($1.4 million) were recorded as part of direct cost of sales and the charges related to software development costs and the building reserve (totaling $5.6 million) were reflected as product restructuring and other charges with other costs and expenses in the consolidated statements of operations in the first quarter of 1998.

Gross margin in the six-month period ended June 30, 1998 decreased as a percentage of net sales to 17.4% from 28.8% in the comparable period 1997. Welding product gross margins were down as a result of lower levels of fixed cost absorption during 1998 as the result of lower levels of production during the period in response to lower order levels. Vision product margins increased as a result of sales of patent technology during the second quarter for which there was no recorded cost, offset by reduced sales of lower margin CD inspection products and increases in margins on products based on VisionBlox technology. Additionally, a reduction in amortization of software development costs following the product restructuring charges described above contributed to the increase in vision product margins.

Marketing expense decreased to $1.9 million from $2.1 million and as a percentage of net sales increased to 12.0% from 9.8%. The decrease in expenses expressed in dollars came principally from reduction of expenditures related to CD products.

General and Administrative expense increased to $.1.5 million from $1.3 million and as a percentage of net sales increased to 9.8% from 5.9%. The percentage increase results principally from the fixed nature of many of these expenses with the decrease in the level of net sales in 1998.

Research development and engineering expense increased to $2.3 million from $1.3 million and as a percentage of net sales to 15.2% from 6.4% in 1997. This increase resulted from less software meeting the criteria for capitalization in 1998 as compared to 1997 as the development of VisionBlox and DVD products are substantially completed. Many of the personnel formerly dedicated to these products are now assigned directly to customer projects.

Net interest expense increased to $1.2 from $1.0 in the prior year and as a percentage of net sales to 8.0% from 4.6% due to lower sales volumes combined with increased average debt and debt at higher interest rates.

Liquidity and Capital Resources

At June 30, 1998 the Company had a revolving note payable to bank, due August 1999, subordinated debentures due 2000 through 2005 and various term notes that generally mature in 2 to 4 years. Levels of advances under the revolving note are based on levels of acceptable accounts receivable and inventory. The revolving note payable provides for advances of up to $10,000,000. At June 30, 1998 $10,000,000 was available for advances of which $9,100,000 had been advanced. The Company is prohibited from paying dividends under terms of the credit agreement.

The agreements related to the revolving note and the subordinated debentures require that the Company maintain certain levels of tangible net worth and certain debt to equity ratios. During the second quarter of 1998, management successfully negotiated the terms of the agreement related to the Company's revolving debt and expects to remain in compliance with the renegotiated terms of the agreement. Similar negotiations with the debenture holders are still in process. As the Company remains in violation of covenants related to the debentures, amounts due under both the junior and senior issues have been classified as current.

Although management believes it will be successful in negotiating an acceptable agreement with the debenture holders, there is no assurance that this success will be achieved.

The Company generated $3.6 million of cash from operations in the six months ended June 30, 1998. The cash was used principally to fund additions to capitalize software and to reduce bank debt. The company has no material commitments for the purchase of property and equipment or software development costs. The amount of software development costs incurred and capitalized over the remainder of 1998 will be dependent on determinations throughout the year of the long and short-term revenue opportunities for the Company's various products.

Management believes that the Company's current financial resources together with any cash generated from operations are adequate to meet cash needs for the next twelve months

PART II.  OTHER INFORMATION
ITEM 4.  RESULTS OF VOTES OF SECURITY HOLDERS

The annual meeting of the Company was held on May 27, 1998. The matters voted upon were the election of directors and other business which may come before the meeting (of which there was none). The results of the votes were as follows:

                               For               Withheld            Non-Votes
                               ---               --------            ---------
Max Coon                    8,532,095             107,010                0
Richard R. Current          8,530,075             109,030                0
Charles J. Drake            8,510,531             128,574                0
Stephan Sharf               8,526,155             112,950                0
Vincent Shunsky             8,528,905             110,200                0
William B. Wallace          8,532,505             106,600                0
Stephen R. Zynda            8,529,505             109,600                0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                                Description of Document
------------------------------------------------------------------------------

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

10.41      Waiver of debt covenants from sub-debt holders (filed as Exhibit
           10.41 to the registrant's Form 10-K for the year ended December 31, 1997, SEC file 0-12728, and incorporated herein by reference).

10.42      Waiver and Amendment to Revolving Credit and Loan Agreement dated
           May 12, 1998 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank ( filed as Exhibit 10.42 to the registrant's Form 10-Q for the quarter ended March 31, 1998, SEC file 0-12728, and incorporated herein by reference).

  27       Financial Data Schedule

(b)        There were no reports on Form 8-K filed in the quarter ended
           June 30, 1998.

           * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/S/CHARLES J. DRAKE
________________________________________________________________________8/14/98

Charles J. Drake
CEO and Chairman of the Board
Medar, Inc.
(Principal Executive Officer)



/S/RICHARD R. CURRENT
________________________________________________________________________8/14/98

Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                                Exhibit Index
                                -------------

Exhibit
Number                                Description
-------                               -----------


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

10.41      Waiver of debt covenants from sub-debt holders (filed as Exhibit
           10.41 to the registrant's Form 10-K for the year ended December 31, 1997, SEC file 0-12728, and incorporated herein by reference).

10.42      Waiver and Amendment to Revolving Credit and Loan Agreement dated
           May 12, 1998 by and between Medar, Inc. and Integral Vision, Ltd. and NBD bank ( filed as Exhibit 10.42 to the registrant's Form 10-Q for the quarter ended March 31, 1998, SEC file 0-12728, and incorporated herein by reference).

  27       Financial Data Schedule

(b)        There were no reports on Form 8-K filed in the quarter ended
           June 30, 1998.

           * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.