Form 10-K/A
period 1997-12-31
MEDAR INC
filed 1998-08-31
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K /A

                               Amendment Number 1


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
                   For the fiscal year ended December 31, 1997, or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
                   For the transition period from ___________ to


Commission file number 0-12728

                                   MEDAR, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)

                        Michigan                                                        38-2191935
----------------------------------------------------------               ------------------------------------------
    (State or other jurisdiction of incorporation or                      (I.R.S. Employer Identification Number)
                      organization)

                38700 Grand River Avenue,
               Farmington Hills, Michigan                                                  48335
----------------------------------------------------------               ------------------------------------------
        (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number, including area code:                                   (248) 471-2660
                                                                         ------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                                                   Name of each exchange
                   Title of each class                                              on which registered
                   -------------------                                             ---------------------
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

                                  YES  X  NO
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1998:

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


                                                             QUARTER ENDED
------------------------------------------------------------------------------------------------------------------
                                           1997                                         1996
------------------------------------------------------------------------------------------------------------------
                         DEC 31     SEP 30     JUN 30      MAR 31     DEC 31      SEP 30     JUN 30      MAR 31
------------------------------------------------------------------------------------------------------------------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------
Net revenues             $8,358    $10,970     $10,985    $10,211      $5,312    $13,721     $12,216    $10,222
Gross margin              1,667      3,672       3,331      2,777        (537)     3,840       3,913      3,467
Net earnings (loss)        (991)       420         401         26      (3,800)       607         887        327
==================================================================================================================
Basic and diluted
earnings (loss) per
share                    $ (.11)   $   .05     $   .04    $   .00      $ (.43)   $   .07     $   .10    $   .04
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

Management believes that it has options available for increasing tangible net worth through the sales of certain tangible and intangible assets in addition to expense reductions that will either bring the Company into compliance with the lender agreements or which will show sufficient progress towards compliance that the lenders will issue additional waivers. Such assets may include one or both of the Company's buildings and a patent for 3-D technology not currently being exploited by the Company. There can be no assurance however that management's plans will be successful or that the lenders will grant any required waivers.

The Company generated $2.8 million of cash from operations in 1997. This cash was combined with $4.1 million of financing activities to fund $6.2 million of additions to property and equipment and capitalized software. Management believes that much of the investment activities are discretionary and can be deferred or eliminated. However, it is the Company's intention to continue to make those investments in product development which it believes will best enhance its competitive position. Opportunities will be carefully evaluated in light of the Company's then current financial resources.The Company has no material commitments for the purchase of property and equipment or software development costs. The amount of software development costs incurred and capitalized in 1998 will be dependent on determinations throughout the year of long and short term revenue opportunities in the various products the Company continues to support in both the welding and the vision divisions. In no case would it be expected that total capitalization of software costs would exceed amortization. There is no assurance, however, that the investments which can be made at any given time based on the Company's financial resources will be sufficient depending on the magnitude of the changes required and the opportunities that may be presented.

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


                           FARMINGTON HILLS, MICHIGAN

FORM 10-K - ITEM 14(a)(1) and (2)
MEDAR, INC. AND SUBSIDIARIES



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


(a)(1) The following consolidated financial statements of Medar, Inc. and subsidiaries are included in Item 8:

               Report of Independent Auditors
               Consolidated Balance Sheets-December 31, 1997 and 1996 Consolidated Statements of Operations-Years ended December 31,
                 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity-Years ended
                 December 31, 1997, 1996 and 1995
               Consolidatedstatements of cash flows-Years ended December 31,
                 1997, 1996 and 1995
               Notes to Consolidated Financial Statements-December 31, 1997

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



                                                           /S/ Ernst & Young LLP



Detroit, Michigan
February 25, 1998

CONSOLIDATED BALANCE SHEETS
MEDAR, INC. AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------------------
                                                                                             1997          1996
--------------------------------------------------------------------------------------------------------------------
                                                                                                (in thousands)
ASSETS
CURRENT ASSETS
   Cash                                                                                      $    831     $    215
   Accounts receivable, less allowance of $400,000                                             10,682        9,415
   Inventories                                                                                 14,227       15,991
   Costs and estimated earnings in excess of billings on incomplete contracts                   2,568        1,841
   Other current assets                                                                           881          543
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           29,189       28,005
PROPERTY AND EQUIPMENT
   Land and improvements                                                                          377          368
   Building and building improvements                                                           6,317        6,147
   Production and engineering equipment                                                         3,791        3,303
   Furniture and fixtures                                                                       1,022          990
   Vehicles                                                                                       875          878
   Computer equipment                                                                           5,241        5,058
--------------------------------------------------------------------------------------------------------------------
                                                                                               17,623       16,744
   Less accumulated depreciation                                                                8,021        6,625
--------------------------------------------------------------------------------------------------------------------
                                                                                                9,602       10,119
OTHER ASSETS
   Capitalized computer software development costs, less accumulated amortization              10,796        8,908
   Patents, less accumulated amortization                                                       2,127        2,328
   Other                                                                                        1,444          916
--------------------------------------------------------------------------------------------------------------------
                                                                                               14,367       12,152
--------------------------------------------------------------------------------------------------------------------
                                                                                             $ 53,158     $ 50,276
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                          $  4,472     $  5,218
   Employee compensation                                                                        1,001        1,110
   Accrued and other liabilities                                                                  714        1,108
   Current maturities of long-term debt                                                        19,415        3,637
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      25,711       10,964

LONG-TERM DEBT, less current maturities                                                         4,892       18,010

STOCKHOLDERS' EQUITY
   Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,024,901 shares issued and outstanding (8,852,401 shares at December
     31, 1996)                                                                                   1,805        1,771
   Additional paid-in capital                                                                   31,187       29,767
   Retained-earnings deficit                                                                   (10,444)     (10,300)
   Accumulated translation adjustment                                                                7           64
--------------------------------------------------------------------------------------------------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                                     22,555       21,302
--------------------------------------------------------------------------------------------------------------------
                                                                                             $  53,158    $  50,276
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
====================================================================================================================

See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
MEDAR, INC. AND SUBSIDIARIES


                                                                ADDITIONAL     RETAINED      ACCUMULATED
                                                                 PAID-IN       EARNINGS      TRANSLATION
                                               COMMON STOCK      CAPITAL       (DEFICIT)     ADJUSTMENT       TOTAL
------------------------------------------------------------------------------------------------------------------------
                                                                           (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT JANUARY 1, 1995                       $  1,726      $  29,101    $   3,262         $   (88)     $ 34,001
   Exercise of options to purchase 84,262
      common shares                                     17            400                                        417
   Translation adjustments                                                                          (4)           (4)
   Other                                                (1)           (63)                                       (64)
   Net loss for the year ended December 31,
      1995                                                                     (11,583)                      (11,583)

------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                        1,742         29,438       (8,321)            (92)       22,767
   Exercise of options to purchase 140,812
      common shares                                     29            329                                        358
  Translation adjustments                                                                          156           156
  Net loss for the year ended December 31,
      1996                                                                      (1,979)                       (1,979)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                        1,771         29,767      (10,300)             64        21,302
   Issuance of 150,000 common shares                    30            720                                        750
   Exercise of options to purchase 22,500
       common shares                                     4             98                                        102
   Issuance of  stock warrants                                                                                   602
                                                                      602
  Translation adjustments                                                                          (57)          (57)
   Net loss for the year ended December 31,
       1997                                                                       (144)                         (144)
------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                     $  1,805      $  31,187    $ (10,444)        $     7      $ 22,555
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

Customers which accounted for 10% or more of the Company's resistance welding controls sales in any of the three years ended December 31, 1997 and the respective sales in each year are:


                                                                    1997               1996             1995
               ----------------------------------------------------------------------------------------------------
                                                                                (IN THOUSANDS)
               ----------------------------------------------------------------------------------------------------
               Chrysler Corporation                                 $3,504            $6,009          $3,400
               General Motors Corporation                            3,903             7,730           8,500
               ====================================================================================================


INVENTORIES

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of obsolescence reserve of $210,000 in 1997 and $156,000 in 1996):


                                                                      1997                  1996
                ------------------------------------------------------------------------------------------
                                                                            (IN THOUSANDS)
                ------------------------------------------------------------------------------------------
                Raw materials                                       $  6,076               $  7,677
                Work in process                                        1,654                  3,106
                Finished goods                                         6,497                  5,208
                ------------------------------------------------------------------------------------------
                                                                    $ 14,227               $ 15,991
                ==========================================================================================

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

CAPITALIZED COMPUTER SOFTWARE DEVELOPMENT COSTS

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). Management continually reviews the net realizable value of capitalized software costs. At the time that a determination is made that capitalized software amounts exceed the estimated net realizable value of amounts capitalized, any amounts in excess of the estimated realizable amounts are written off.

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
                  =======================================================================================

The Company anticipates that the majority of costs incurred on long-term contracts at December 31, 1997, will be billed and collected in 1998.

NOTE C - LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

Long-term debt at December 31 consists of the following:


                                                                                        1997             1996
--------------------------------------------------------------------------------------------------------------------
                                                                                            (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
Revolving note payable to bank                                                       $12,258          $12,604
Note payable to bank                                                                                    3,000
Term notes payable to bank                                                             3,660            3,967
Subordinated debentures, 12.95%
     (Net of unaccreted value assigned to related warrants of $510,000 in
     1997)                                                                             6,490
Patent license payable                                                                 1,715            1,863
Other                                                                                    184              213
--------------------------------------------------------------------------------------------------------------------
                                                                                      24,307           21,647
Less current maturities                                                               19,415            3,637
--------------------------------------------------------------------------------------------------------------------
                                                                                     $ 4,892          $18,010
====================================================================================================================

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

While there can be no assurance that the lenders will grant waivers for any violations that might be incurred, management believes that the expenditure reductions already initiated and other actions to raise cash through excess asset sales as well as the possible recovery of sales levels later in the year will be sufficient to convince the lenders that it will be prudent for them to forbear any actions that they may be legally entitled to take under terms of the agreements related to the Company's debt. Excess assets may include one or both of the Company's buildings and a patent for 3-D technology not currently being exploited by the Company. The sales of the building or buildings are expected in the late third or in the fourth quarter and the sale of the technology is expected in the second quarter.

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


NOTE E - INCOME TAXES

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes." The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 1997, the Company has cumulative net operating loss carryforwards approximating $22,750,000 (expiring: $4,502,000 in 2007, $7,955,000 in 2010, $3,889,000 in 2011, and $6,404,000 in 2012) for tax purposes available for reduction of taxable income of future periods and unused investment and research and development tax credits approximating $947,000 which expire through 2012. For financial reporting purposes, the net operating losses have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance decreased $55,000 in 1997 and increased $448,000 and $3,896,000 in 1996 and 1995, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:



                                                                                  1997          1996
             ---------------------------------------------------------------------------------------------
                                                                                    (IN THOUSANDS)
             ---------------------------------------------------------------------------------------------
             Deferred tax liabilities:
                Deductible software development costs, net of                 $   3,609      $  2,931
             amortization
                Tax over book depreciation                                          275           344
                Percentage of completion                                            873           491
             ---------------------------------------------------------------------------------------------
                       Total deferred tax liabilities                             4,757         3,766
             Deferred tax assets:
                Net operating loss carryforwards                                  7,592         6,836
                Credit carryforwards                                              1,061           987
                Reserve for warranty                                                 68            68
                Other                                                               325           219
             ---------------------------------------------------------------------------------------------
                       Total deferred tax assets                                  9,046         8,110
                Valuation allowance for deferred tax assets                       4,289         4,344
             ---------------------------------------------------------------------------------------------
                       Net deferred tax assets                                    4,757         3,766
             ---------------------------------------------------------------------------------------------
                       Net deferred tax                                       $       0      $      0
             =============================================================================================

Significant components of the credit for income taxes are as follows:


                                                                   1997             1996             1995
                ------------------------------------------------------------------------------------------------
                                                                               (IN THOUSANDS)
                ------------------------------------------------------------------------------------------------
                Current:
                   Federal
                   State
                   Foreign                                            $38
                ------------------------------------------------------------------------------------------------

                Deferred:
                   Federal                                                                           $(130)
                   Foreign
                                                                                     $(76)
                ------------------------------------------------------------------------------------------------
                                                                                      (76)            (130)
                ------------------------------------------------------------------------------------------------
                                                                      $38            $(76)           $(130)
                ================================================================================================

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense is as follows:


                                                                   1997             1996             1995
               -------------------------------------------------------------------------------------------------
                                                                               (IN THOUSANDS)
               -------------------------------------------------------------------------------------------------
               Tax credit at U.S. statutory rates                  $ (36)            $(699)         $(3,983)
               Change in valuation allowance                         (55)              488            3,896
               Other nondeductible expenses                           43                73               75
               Other                                                  86                62             (118)
               =================================================================================================
                                                                   $  38             $ (76)         $  (130)
               =================================================================================================


NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                 1997                1996                1995
                --------------------------------------------------------------------------------------------------
                NUMERATOR:
                Net loss for basic and diluted earnings
                per share:                                  $  (144,000)       $ (1,979,000)       $ (11,583,000)
                *there was no effect of dilutive
                securities see below

                DENOMINATOR:
                Denominator for basic and diluted
                earnings per share weighted-average
                shares                                        8,897,000           8,820,000           8,692,000
                ==================================================================================================
                *there was no effect of dilutive
                securities see below

                Basic and diluted loss per share            $     (0.02)       $      (0.22)       $      (1.33)
                ==================================================================================================

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


NOTE H - STOCK OPTIONS AND WARRANTS

A summary of the status of the Option Plan is as follows:


                                                                       NON-QUALIFIED
                                                     QUALIFIED ISO      STOCK OPTION
                                                          PLAN              PLAN           1995 PLAN
-----------------------------------------------------------------------------------------------------
                                                           (number of shares in thousands)
-----------------------------------------------------------------------------------------------------
                     Options outstanding                   213                 20              429
                     Options exercisable                   213                 20              163
                     Options Granted During:
                          1997                             -0-                -0-              267
                          1996                             -0-                -0-              132
                          1995                             -0-                -0-              211
                     Options Available
                          For Grant                        -0-                -0-               63
=====================================================================================================

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
====================================================================================================================

The following table provides additional detail about stock options outstanding at December 31, 1997:


                                                      Weighted                Weighted
       Range of                 Number                 Average                Average                 Number
       Exercise               Outstanding             Remaining               Exercise              Exercisable
        Prices                at 12/31/97               Life                   Price                at 12/31/97
-----------------------------------------------------------------------------------------------------------------
     $1.75 to 2.50                 27                     .60                   $2.21                    27
      4.00 to 4.88                255                    6.58                    4.53                   104
      5.38 to 5.75                115                    9.26                    5.63                     0
      6.00 to 6.25                174                    6.56                    6.18                   174
      8.50 to 9.25                 91                    6.68                    8.71                    91
-----------------------------------------------------------------------------------------------------------------
     $1.75 to 9.25                662                    6.76                   $5.64                   396


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


                                  DECEMBER 31, 1997 AND THE YEAR THEN ENDED
                                                     VISION-BASED          RESISTANCE WELDING
                                                  INSPECTION SYSTEMS            CONTROLS           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenues                                           $15,955                   $24,569               $40,524

Research, engineering, and development
expense                                                  1,285                     1,118                 2,403
Earnings (loss) from operations                         (1,078)                    3,261                 2,183
Net interest expense                                                                                     2,289
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                               $   106

Purchase of property and equipment                         128                       751                   879
Depreciation                                               498                     1,191                 1,689
Capitalized software development costs                   4,644                       739                 5,383
Amortization of software development costs               2,678                       912                 3,590
Identifiable assets at December 31, 1997               $28,358                   $24,800               $53,158
===================================================================================================================


                              DECEMBER 31, 1996 AND THE YEAR THEN ENDED
                                                     VISION-BASED          RESISTANCE WELDING
                                                  INSPECTION SYSTEMS            CONTROLS           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenues                                           $13,618                   $27,853               $41,471

Research, engineering,  and development
expense                                                  2,138                     1,414                 3,552
Earnings (loss) from operations                         (5,703)                    5,121                  (582)
Net interest expense                                                                                     1,473
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                                $2,055

Purchase of Property and equipment                       2,065                       218                 2,283
Depreciation                                             1,558                       449                 2,007
Capitalized software development costs                   3,826                       843                 4,669
Amortization of software development costs               1,608                       914                 2,522
Identifiable assets at December 31, 1996               $22,423                   $27,853               $50,276
===================================================================================================================


                              DECEMBER 31, 1995 AND THE YEAR THEN ENDED
                                                     VISION-BASED          RESISTANCE WELDING
                                                  INSPECTION SYSTEMS            CONTROLS           CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------
Net revenues                                           $16,428                   $23,343              $ 39,771

Research, engineering, and development
expense                                                    376                     1,712                 2,088
Loss from operations                                    (6,948)           (1)     (4,250)              (11,198)
Net interest expense                                                                                       515
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                              $ 11,713

Purchase of property and equipment                       1,566                     3,638                 5,204
Depreciation                                               752                       606                 1,358
Capitalized software development costs                   2,418                       835                 3,253
Amortization of software development costs               1,375                       939                 2,314
Identifiable assets at December 31, 1995               $20,802                   $23,921              $ 44,723
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

                 SCHEDULE II - Valuation And Qualifying Accounts

                          Medar, Inc. And Subsidiaries

                                 (in thousands)


====================================================================================================================================
              COLUMN A                      COLUMN B                       COLUMN C                     COLUMN D          COLUMN E
------------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONS
------------------------------------------------------------------------------------------------------------------------------------
                                           BALANCE AT       CHARGED TO COSTS    CHARGED TO OTHER      DEDUCTIONS-     BALANCE AT END
            DESCRIPTION               BEGINNING OF PERIOD     AND EXPENSES     ACCOUNTS-DESCRIBE        DESCRIBE         OF PERIOD
====================================================================================================================================

Year ended December 31, 1997:
  Accounts receivable allowance               $   400          $    120                                   $   120(3)        $   400
  Inventory obsolescence reserve                  156               622                                       568(1)            210
  Deferred tax valuation allowance              4,344                                                          55(2)          4,289
                                              -------          --------                                   -------           -------
                                              $ 4,900          $    742                                   $ 1,253           $ 4,899
====================================================================================================================================
Year ended December 31, 1996:
  Accounts receivable allowance              $    355          $    120                                   $    75(3)        $   400
  Inventory obsolescence reserve                  154               458                                       456(1)            156
  Deferred tax valuation allowance              3,896               448                                                       4,344
                                              -------          --------                                   -------           -------
                                             $  4,405          $  1,026                                   $    31           $ 4,900
====================================================================================================================================
Year ended December 31, 1995:
  Accounts receivable allowance              $    311         $      78                                   $    34(3)        $   355
  Inventory obsolescence reserve                  463               130                                       439(1)            154
  Deferred tax valuation allowance                                                   $3,896(2)                                3,896
                                              -------          --------              ------               -------           -------
                                             $    774          $    208              $3,896               $   473           $ 4,405
====================================================================================================================================

--------------
(1) Write-off obsolete inventory.
(2) Net change in deferred tax valuation allowance.
(3) Net accounts receivable write-offs.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       August 31, 1998                                    MEDAR, INC.


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