Form 10-Q/A
period 1998-03-31
MEDAR INC
filed 1998-08-31
CIK 719152

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                               AMENDMENT NUMBER 1

(Mark One)

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                        ----------  ----------

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

                           CONSOLIDATED BALANCE SHEETS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                                      MARCH 31            DECEMBER 31
                                                                                       1998                  1997
                                                                                ----------------------------------------
                                                                                             (Unaudited)
                                                                                            (In thousands)
ASSETS
CURRENT ASSETS
     Cash                                                                          $     778             $     831
     Accounts receivable, less allowance of $400                                       9,397                10,682
     Inventories                                                                      10,890                14,227
     Costs and estimated earnings in excess of billings on incomplete
        contracts                                                                      1,540                 2,568
     Other current assets                                                                922                   881
                                                                                ----------------------------------
          TOTAL CURRENT ASSETS                                                        23,527                29,189

PROPERTY, PLANT AND EQUIPMENT

     Land and land improvements                                                          377                   377
     Building and building improvements                                                6,317                 6,317
     Production and engineering equipment                                              3,906                 3,791
     Furniture and fixtures                                                            1,025                 1,022
     Vehicles                                                                            858                   875
     Computer equipment                                                                5,030                 5,241
                                                                                ----------------------------------
                                                                                      17,513                17,623
     Less accumulated depreciation                                                     8,466                 8,021
                                                                                ----------------------------------
                                                                                       9,047                 9,602
OTHER ASSETS

     Capitalized computer software development costs, net of
         amortization                                                                  5,363                10,796
     Patents                                                                           2,064                 2,127
     Other                                                                             1,377                 1,444
                                                                                ----------------------------------
                                                                                       8,804                14,367
                                                                                ----------------------------------
                                                                                   $  41,378             $  53,158
                                                                                ==================================

See accompanying notes.

                          MEDAR, INC. AND SUBSIDIARIES


                                                                                  MARCH 31            DECEMBER 31
                                                                                    1998                  1997
                                                                          -----------------------------------------
                                                                                      (Unaudited)
                                                                                     (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                        $       3,812           $      4,472
     Employee compensation                                                             998                  1,110
     Accrued and other liabilities                                                     666                    714
     Current maturities of long term debt                                           18,470                 19,415
                                                                          ---------------------------------------
          TOTAL CURRENT LIABILITIES                                                 23,946                 25,711
LONG-TERM DEBT, less current maturities                                              4,757                  4,892

STOCKHOLDERS' EQUITY
     Common stock, without par value, stated value $.20 per share;
       15,000,000 shares authorized; 9,024,901 shares issued and
       outstanding                                                                   1,805                  1,805
     Additional paid-in capital                                                     31,187                 31,187
     Retained-earnings deficit                                                     (20,373)               (10,444)
     Accumulated translation adjustment                                                 56                      7
                                                                          ---------------------------------------
          TOTAL STOCKHOLDERS' EQUITY                                                12,675                 22,555
                                                                          ---------------------------------------
                                                                             $      41,378           $     53,158
                                                                          =======================================

See accompanying notes.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                                 THREE MONTHS ENDED MARCH 31
                                                                                       1998          1997
                                                                      ----------------------------------------------
                                                                                         (Unaudited)
                                                                             (In thousands, except per share data)

Net revenues                                                                $        6,627              $    10,211
Direct costs of sales - Note B                                                       7,537                    7,434
                                                                      ----------------------------------------------

      Gross Margin (Loss)                                                             (910)                   2,777

Other costs and expenses:
     Marketing                                                                         977                    1,032
     General and administrative                                                        806                      618
     Research, development, and engineering                                          1,033                      616
     Product Restructuring and Other Charges - Note B                                5,571
                                                                      ----------------------------------------------
                                                                                     8,387                    2,266

Interest:
     Expense                                                                           646                      497
     Income                                                                            (14)                     (12)
                                                                      ----------------------------------------------
                                                                                       632                      485
                                                                      ----------------------------------------------


     Net Earnings (Loss)                                                    $       (9,929)             $        26
                                                                      ==============================================

Basic and diluted earnings (loss) per share                                 $        (1.10)             $         0
                                                                      ==============================================

Weighted average number of shares of common stock and common
stock equivalents, where applicable                                                  9,025                    8,893
                                                                      ==============================================


See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          MEDAR, INC. AND SUBSIDIARIES


                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                    1998                   1997
                                                                       --------------------------------------------
                                                                                            (Unaudited)
                                                                                           (In thousands)
OPERATING ACTIVITIES
Net earnings (loss)                                                              $   (9,929)            $       26
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depreciation and amortization                                               1,578                  1,465
          Changes in operating assets and liabilities                                 3,454                  1,598
          Restructuring charges                                                       6,973
                                                                       --------------------------------------------
             NET CASH PROVIDED BY  OPERATING ACTIVITIES                               2,076                  3,089

INVESTING ACTIVITIES
Purchase of property and equipment                                                     (189)                   (28)
Investment in capitalized software and patents                                         (909)                (1,309)
                                                                       --------------------------------------------
               NET CASH USED IN INVESTING ACTIVITIES                                 (1,098)                (1,337)

FINANCING ACTIVITIES

Decrease in long term debt                                                           (1,080)                (1,178)

Effect of exchange rate changes on cash                                                  49                    114
                                                                       --------------------------------------------

               INCREASE (DECREASE) IN CASH                                              (53)                   688

Cash at beginning of period                                                             831                    215

                                                                       ============================================
               CASH AT END OF PERIOD                                             $      778             $      903
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

Note D - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts (cont) Activity on long-term contracts is summarized as follows:

                                                                                      MARCH 31        DECEMBER 31
                                                                                          1998           1997
                                                                             --------------------------------------
                                                                                              (In thousands)
Contract costs to date                                                                 $   6,022        $    3,499
Estimated contract earnings                                                                3,973             3,377
                                                                             --------------------------------------
                                                                                           9,995             6,876
Less billings to date                                                                     (8,455)           (4,308)
                                                                             --------------------------------------
Costs and estimated earnings in excess of billings on
     incomplete contracts                                                              $   1,540        $    2,568
                                                                             ======================================

Note E - Long Term Debt and Other Financing Arrangements Long-term debt consisted of the following:

                                                                                      MARCH 31        DECEMBER 31
                                                                                        1998             1997
                                                                             --------------------------------------
                                                                                             (In thousands)
Revolving note payable to bank                                                      $    11,281        $    12,258
Subordinated debentures, interest at 12.95%, (Net of unaccreted
     value assigned to related warrents of $486,000)                                      6,514              6,490
Term notes payable to bank                                                                3,548              3,660
Patent license to corporation, payable $300,000 yearly including
     interest                                                                             1,715              1,715
Other                                                                                       169                184
                                                                             --------------------------------------
                                                                                         23,227             24,307
Less current maturities                                                                  18,470             19,415
                                                                             --------------------------------------

                                                                                    $     4,757        $     4,892
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

While there can be no assurance that the lenders will grant waivers for any violations that might be incurred, management believes that the expenditure reductions already initiated and other actions to raise cash through excess asset sales as well as the possible recovery of sales levels later in the year will be sufficient to convince the lenders that it will be prudent for them to forbear any actions that they may be legally entitled to take under terms of the agreements related to the Company's debt. Excess assets may include sale of one or both of the Company's buildings which may be completed late in the third or in the fourth quarter. See Note J for discussion of the subsequent sale of a patent.

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
                                                                             ======================================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the three months ended March 31 is as follows:


                                                                       1998                        1997
                                                                     -------------------------------------
                                                                                  (In thousands)
Tax at U.S. statutory rates                                          $ (3,376)                   $      9
Change in valuation allowance                                           3,326
Utilization of net operating loss carry forward                                                        (9)

Other                                                                      50
                                                                     -------------------------------------

                                                                     $      -                    $      -
                                                                     =====================================

Note G - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:


                                                   1998                1997
---------------------------------------------------------------------------------
Numerator:
Net loss for basic and diluted earnings
per share:                                   $     (9,929)            $        26
*there was no effect of dilutive
securities

Denominator:
Denominator for basic earnings per share
- weighted-average shares                        9,025,000              8,852,000
Effect of dilutive securities:
    Employee stock options                                                 41,000
                                            -------------------------------------
Denominator for diluted earnings per
share - adjusted weighted-average shares         9,025,000              8,893,000

Basic and diluted earnings (loss) per
share                                        $      (1.10)            $      0.00
=================================================================================

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

Note I - Segment Data

                          Quarter Ended March 31, 1998



                                                             Vision-based           Resistance Welding
                                                           Inspection Systems           Controls         Consolidated
-------------------------------------------------------------------------------------------------------------------------
                                                                                     (In  thousands)
Net revenues                                                   $1,594                    $5,033            $ 6,627
Amortization  of software development cost                        820                       212              1,032
Research, development and engineering expense                     828                       205              1,033
Loss from operations (a)                                       (7,950)                   (1,347)            (9,297)
Net interest expense                                                                                           632
-------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                               $(9,929)
=========================================================================================================================




                          Quarter Ended March 31, 1997


                                                           Vision-based            Resistance Welding
                                                        Inspection Systems              Controls          Consolidated
------------------------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
Net sales                                                      $3,504                    $6,707            $10,211
Amortization of software development cost                         595                       233                828
Research, development and engineering expense                     329                       287                616
Earnings (loss) from operations                                  (698)                    1,209                511
Net interest expense                                                                                           485
------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                               $    26
==============================================================================================================================



(a) loss from operations for the quarter ended March 31, 1998 includes restructuring charges of $5,785 for Vision-based Inspection Systems and $1,188 for Resistance Welding Controls (see note B).


Note J - Subsequent Event

On May 6, 1998, the Company completed a sale of certain 3-D scanning technology in the form of a patent for a cash payment of $1.5 million. The technology was not used by the Company and its use is not included in future plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Product Restructuring Charges

During the first quarter of 1998 in response to the financial conditions that arose due to heavy investments necessary to complete certain projects under development and unexpected low levels of orders and sales, management terminated 15% of the Company's employees with combined salaries totaling 20% of total compensation. As these terminations severely constrained resources available for product support, it was quickly followed by an extensive review of product offerings. This review determined that the Company would concentrate its efforts going forward towards products for the inspection of DVD discs, products based on VisionBlox technology and certain higher margin and better selling welding products. Other products including those related to compact disc production and certain other products that were selling poorly or at low margins or which were no longer supportable in the software configurations in use were identified for phase out or abandonment. These products had recorded software development costs totaling $5.3 million which was charged off to operations. In addition, reserves totaling $1.4 million to reduce the cost of inventory related to these products to estimated realizable value were established. Finally, in connection with a decision to offer for sale one of the Company's buildings, a reserve in the amount of $300,000 to cover the costs to carry the building until the estimated sale date was established.

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

Gross margin decreased to $(.9) million from $2.8 million and as a percentage of net sales decreased to (14)% from 27%. The decrease was due to charges (see discussion above) totaling $1.4 million related to inventory reserves as a result of restructuring activities combined with decreases in sales of higher margin optical inspection products as well as effects of fixed overhead costs applied to lower total sales volume.

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

As discussed in Note J to the interim financial statements, on May 6, 1998, the Company closed a transaction for the sale of a patent for a cash payment of $1.5 million. Management believes that this payment combined with other asset sales, including one or both of the Companies buildings and additional expense reductions, if necessary will either bring the Company into compliance with the lender agreements or which will show sufficient progress towards compliance that the lenders will issue additional waivers. There can be no assurance however that management's plans will be successful or that the lenders will grant any required waivers.

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

/S/CHARLES J. DRAKE
________________________________________________________________________8/31/98

Charles J. Drake
CEO and Chairman of the Board
Medar, Inc.
(Principal Executive Officer)



/S/RICHARD R. CURRENT
________________________________________________________________________8/31/98

Richard R. Current
Executive Vice President, Finance & Operations
Medar, Inc.
(Principal Financial & Accounting Officer)

                              INDEX TO EXHIBITS



Exhibit No.                     Description
------- ---                     -----------
Ex-27                           Financial Data Schedule