Form 10-Q
period 1998-09-30
MEDAR INC
filed 1998-11-16
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended September 30, 1998.



   / /    Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934. For the transition period from       to        .



                         Commission File Number 0-12728


                                   MEDAR, INC.
             (Exact name of registrant as specified in its charter)

                  Michigan                              38-2191935
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
       incorporation or organization)

         38700 Grand River Avenue,
         Farmington Hills, Michigan                      48335
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (248) 471-2660


Former name, former address and former fiscal year, if changed since last
            report:                                  Not Applicable


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.           YES     NO
                                                 ---    ---


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of October 31, 1998 was 9,024,901.

                          Part 1. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                          Medar, Inc. and Subsidiaries


                                                                            SEPTEMBER 30           DECEMBER 31
                                                                                1998                  1997
                                                                       ---------------------------------------------
                                                                                       (Unaudited)
                                                                                      (In thousands)
Assets
Current Assets
         Cash                                                            $          748        $           831
         Accounts receivable, less allowance of $400,000                          9,435                 10,682
         Inventories                                                              8,422                 14,227
         Costs and estimated earnings in excess of billings on                    1,108                  2,568
           incomplete contracts
         Other current assets                                                       778                    881
                                                                       ---------------------------------------------
Total Current Assets                                                             20,491                 29,189

Property, Plant and Equipment
         Land and land improvements                                                 377                    377
         Building and building improvements                                       6,317                  6,317
         Production and engineering equipment                                     3,911                  3,791
         Furniture and fixtures                                                   1,023                  1,022
         Vehicles                                                                   423                    875
         Computer equipment                                                       5,671                  5,241
                                                                       ---------------------------------------------
                                                                                 17,722                 17,623
         Less accumulated depreciation                                            9,054                  8,021
                                                                       ---------------------------------------------
                                                                                  8,668                  9,602
Other Assets
         Capitalized computer software development costs, net
           of amortization                                                        5,357                 10,796
         Patents, net of amortization                                             2,001                  2,127
         Other                                                                    1,230                  1,444
                                                                       ---------------------------------------------
                                                                                  8,588                 14,367
                                                                       ---------------------------------------------
                                                                         $       37,747        $        53,158
                                                                       =============================================

See notes to consolidated financial statements.

                          Medar, Inc. and Subsidiaries


                                                                          SEPTEMBER 30            DECEMBER 31
                                                                              1998                   1997
                                                                    -----------------------------------------------
                                                                                     (Unaudited)
                                                                                    (In thousands)
Liabilities and Stockholders' Equity

Current Liabilities
         Accounts payable                                              $         2,651         $        4,472
         Employee compensation                                                   1,005                  1,110
         Accrued and other liabilities                                             566                    714
         Current maturities of long term debt                                   17,078                 19,415
                                                                    -----------------------------------------------
Total Current Liabilities                                                       21,300                 25,711

Long-Term Debt, less current maturities                                          4,712                  4,892

Stockholders' Equity
          Common stock, without par value, stated value $.20
            per share; 15,000,000 shares authorized;
            9,024,901 shares issued and outstanding                              1,805                  1,805
         Additional paid-in capital                                             31,187                 31,187
         Retained-earnings deficit                                            (21,328)               (10,444)
         Accumulated translation adjustment                                         71                      7
                                                                    -----------------------------------------------
Total Stockholders' Equity                                                      11,735                 22,555
                                                                    -----------------------------------------------
                                                                       $        37,747         $       53,158
                                                                    ===============================================

See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                          Medar, Inc. and Subsidiaries


                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                                              1998                   1997
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
                                                                         (In thousands, except per share data)

Net revenues                                                             $         8,947     $           10,970
Direct cost of sales                                                               6,377                  7,298
                                                                      ---------------------------------------------
                                                                                   2,570                  3,672

Other costs and expenses:
         Marketing                                                                   978                  1,006
         General and administrative                                                  804                    678
         Research, development, and engineering                                    1,262                    861
                                                                      ---------------------------------------------
                                                                                   3,044                  2,545

Interest:
         Expense                                                                     613                    669
         Income                                                                     (31)                   (12)
                                                                      ---------------------------------------------
                                                                                     582                    657
                                                                      ---------------------------------------------
         Earnings (Loss) Before Income Tax                                       (1,056)                    470

         Provision for income taxes                                                                          50
                                                                      ---------------------------------------------
         Net Earnings (Loss)                                                     (1,056)                    420

                                                                      =============================================
Basic and diluted earnings (loss) per share                             $          (.12)     $              .05
                                                                      =============================================
Weighted average number of shares of common stock and
         common stock equivalents, where applicable                                9,024                  9,123
                                                                      =============================================


See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                          Medar, Inc. and Subsidiaries


                                                                              NINE MONTHS ENDED SEPTEMBER 30
                                                                      -----------------------------------------------
                                                                               1998                   1997
                                                                      -----------------------------------------------
                                                                                       (Unaudited)
                                                                        (In thousands, except for per share data)

Net revenues                                                             $          24,406      $          32,167
Direct cost of sales                                                                19,146                 22,386
                                                                      -----------------------------------------------
                                                                                     5,260                  9,781

Costs and expenses:
         Marketing                                                                   2,836                  3,089
         General and administrative                                                  2,317                  1,936
         Research, development, and engineering                                      3,604                  2,229
         Product restructuring and Other Changes - Note B                            5,571
                                                                      -----------------------------------------------
                                                                                    14,328                  7,254

Interest:
         Expense                                                                     1,876                  1,665
         Income                                                                       (60)                   (35)
                                                                      -----------------------------------------------
                                                                                     1,816                  1,630
                                                                      -----------------------------------------------
         Earnings (Loss) before Income Tax                                        (10,884)                    897

         Provision for income taxes                                                                            50
                                                                      -----------------------------------------------
         Net Earnings (Loss)                                             $        (10,884)      $             847
                                                                      ===============================================

Basic and diluted earnings (loss) per share                              $          (1.21)      $             .09
                                                                      ===============================================
Weighted average number of shares of common stock and
         common stock equivalents, where applicable                                  9,029                  9,110
                                                                      ===============================================


See notes to consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                          Medar, Inc. and Subsidiaries


                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                              1998                  1997
                                                                       --------------------------------------------
                                                                                       (Unaudited)
                                                                                     (In thousands)
Operating Activities
     Net earnings (loss)                                                $      (10,884)      $              847
     Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                            2,895                   4,006
         Changes in operating assets and liabilities                              5,050                 (2,248)
         Restructuring charges                                                    6,973
                                                                       --------------------------------------------
Net Cash provided by Operating Activities                                         4,034                   2,605

Investing Activities
         Purchase of property and equipment                                        (99)                   (455)
         Investment in capitalized software and patents                         (1,565)                 (3,232)
                                                                       --------------------------------------------
Net Cash used in Investing Activities                                           (1,664)                 (3,687)

Financing Activities
         Proceeds from issuance of subordinated debentures                                                6,444
         Proceeds from issuance of stock warrants                                                           602
         Decrease in long term debt                                             (2,517)                 (6,467)
         Proceeds from issuance of common stock                                                             750
         Proceeds from exercise of stock options                                                            103
                                                                       --------------------------------------------
Net Cash provided (used) by Financing Activities                                (2,517)                   1,432
                                                                       --------------------------------------------
Effect of exchange rate changes on cash                                              64                    (80)
                                                                       --------------------------------------------
Increase (Decrease) in Cash                                                        (83)                     270

Cash at beginning of period                                                         831                     215
                                                                       --------------------------------------------

Cash at end of period                                                   $           748      $              485
                                                                       ============================================

See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          Medar, Inc. and Subsidiaries
                               September 30, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1997.

Note B - Restructuring of Operations

Early in the second quarter of 1998, management completed an evaluation of competitive conditions and product offerings in the vision and welding divisions. A charge of $6,973,000 was recorded as of March 31, 1998 to give effect to the impairment of assets identified in this review. The charge consisted of $5,268,000 related to capitalized software development costs, $1,402,000 related to inventory (included in direct costs of sales) and $303,000 of other accruals.

Note C - Comprehensive Income

During 1997, The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. This Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 as of January 1, 1998. The adoption of this Statement had no impact on the Company's net earnings (loss) or stockholders' equity. Statement 130 requires foreign currency translation adjustments and unrealized gains or losses on investments and certain derivative instruments, which prior to the adoption of Statement 130 were reported as a component of stockholders' equity, to be included in other comprehensive income.

Total comprehensive income (loss) was ($1,029) and $725 for the three months ended September 30, 1998 and 1997, respectively and ($10,820) and $340 for the nine months ended September 30, 1998 and 1997, respectively.

Note D - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:


                                                 SEPTEMBER 30        DECEMBER 31
                                                     1998                1997
                                               ---------------------------------------
                                                           (In thousands)
Raw materials                                   $        4,420      $         6,076
Work-in-process                                          1,244                1,654
Finished goods                                           2,758                6,497
                                               ---------------------------------------
                                                $        8,422      $        14,227
                                               =======================================

Note E - Costs and Estimated Earnings in Excess of Billings on Incomplete
         Contracts

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

Activity on long-term contracts is summarized as follows:


                                                                      SEPTEMBER 30        DECEMBER 31
                                                                          1998               1997
                                                                   --------------------------------------
                                                                              (In thousands)
Contract costs to date                                              $         6,393       $      3,499
Estimated contract earnings                                                   3,524              3,377
                                                                   --------------------------------------
                                                                              9,917              6,876
Less billings to date                                                       (8,809)            (4,308)
                                                                   --------------------------------------
Costs and estimated earnings in excess of billings on
  incomplete contracts                                              $         1,108       $      2,568
                                                                   ======================================


Note F - Long Term Debt and Other Financing Arrangements

Long-term debt consisted of the following:


                                                                      SEPTEMBER 30        DECEMBER 31
                                                                          1998               1997
                                                                   --------------------------------------
                                                                              (In thousands)
Revolving note payable to bank                                      $       10,000        $     12,258
Subordinated debentures, interest at 12.95%, principal due                   6,560               6,490
  June 2000 through 2004
Term notes payable to bank                                                   3,326               3,660
Patent license to corporation, payable $300,000 yearly                       1,554               1,715
  including interest
Other                                                                          350                 184
                                                                   --------------------------------------
                                                                            21,790              24,307
Less current maturities                                                     17,078              19,415
                                                                   --------------------------------------
                                                                    $        4,712        $      4,892
                                                                   ======================================

The revolving note payable to bank is due August 31, 1999, and provides for advances of up to $10,000,000 based upon levels of eligible accounts receivable and inventory. At September 30, 1998, $10,000,000 was available for advances and interest was at the bank's prime rate plus 1/4%. Substantially all company assets not previously pledged under term notes (see below), have been pledged as collateral for this indebtedness.

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

The agreements related to the revolving note and the subordinated debentures require that the Company maintain certain levels of tangible net worth and certain debt to equity ratios. At September 30, 1998, the Company did not meet the required levels of net worth and debt to equity ratios in the agreements related to the revolving note and subordinated debt. As such, the amounts due under these notes have been classified as current. See further discussion of this issue in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" elsewhere in this document.

The patent license payable relates to future payments to a corporation for use of certain patents. The payments are due in seven remaining installments and have been discounted at 8%.

The fair values of these financial instruments approximates their carrying amounts at September 30, 1998.

Maturities of long-term debt and capitalized lease obligations, excluding those payable within twelve months form September 30, 1998 (which are stated as current maturities of long-term debt) are $694,000 in 1999; $2,378,000 in 2000; $549,000 in 2001, $554,000 in 2002, and $537,000, thereafter.

Note G - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                                SEPTEMBER 30        DECEMBER 31
                                                                                    1998               1997
                                                                             --------------------------------------
                                                                                        (In thousands)
Deferred tax liabilities:
     Deductible software development costs, net of amortization               $         1,814     $        3,609
     Tax over book depreciation                                                            95                275
     Percentage of completion                                                             377                873
                                                                             --------------------------------------
         Total deferred tax liabilities                                                 2,286              4,757

Deferred tax assets:                                                                    8,000              7,592
     Net operating loss carry forwards                                                  1,061              1,061
     Credit carry forwards                                                                 68                 68
     Reserve for warranty                                                                 816                144
     Other                                                                                204                181
                                                                             --------------------------------------
         Total deferred tax assets                                                     10,149              9,046
Valuation allowance for deferred tax assets                                             7,863              4,289
                                                                             --------------------------------------
         Net deferred tax assets                                                        2,286              4,757
                                                                             --------------------------------------
         Net deferred tax liabilities                                         $           -0-     $          -0-
                                                                             ======================================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the nine months ended September 30 is as follows:


                                                                            1998              1997
                                                                     -------------------------------------
                                                                                (In thousands)
Tax at U.S. statutory rates                                           $      (3,700)    $           145
Change in valuation allowance                                                  3,574
Utilization of net operating loss carry forward                                                    (17)
Other                                                                            126              (128)
                                                                     -------------------------------------
                                                                      $            -    $             -
                                                                     =====================================


Note H - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.


                                          QUARTER ENDED SEPTEMBER 30             NINE MONTHS ENDED SEPTEMBER 30
                                           1998                1997                1998                 1997
                                                   (In thousands except share and per share amounts)
                                    ---------------------------------------------------------------------------------
Numerator:
Net earnings (loss) for basic and      $     (1,056)        $        420      $      (10,884)      $          847
    diluted earnings per share:
*there was no effect of dilutive
    securities

Denominator:
Denominator for basic earnings
    per share - weighted-                      9,025               8,986                9,025               8,973
    average shares
Effect of dilutive securities:
Employee stock options                                               137                                      137
                                    --------------------------------------------------------------------------------
Denominator for diluted earnings
    per share - adjusted
    weighted-average shares                    9,025               9,123                9,025               9,110

Basic and diluted earnings (loss)      $       (.12)        $        .05      $        (1.21)      $          .09
    per share
                                    =================================================================================

For additional disclosures regarding stock options and warrants see Note I.

Warrants to purchase 1,400,000 shares of common stock and options to purchase 662,100 shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect.

Note I - Stock Options and Warrants

At September 30, 1998, there were options outstanding to purchase 662,100 shares of common stock at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note J - Segment Data

                        Quarter Ended September 30, 1998


-------------------------------------------------------------------------------------------------------------------
                                                      Optical Inspection    Resistance Welding     Consolidated
                                                            Systems              Controls
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net revenues                                          $           2,528     $          6,419     $        8,947
Amortization of software development cost                           171                   65                236
Research, development, and engineering expense                      838                  424              1,262
Earnings (loss) from operations                                 (1,318)                  844              (474)
Net interest expense                                                                                        582
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                         $      (1,056)
===================================================================================================================


                                         Quarter Ended September 30, 1997


-------------------------------------------------------------------------------------------------------------------
                                                      Optical Inspection    Resistance Welding     Consolidated
                                                            Systems              Controls
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net revenues                                          $           4,448     $          6,522     $       10,970
Amortization of software development cost                           594                  233                827
Research, development, and engineering expense                      526                  335                861
Earnings (loss) from operations                                   (254)                1,381              1,127
Net interest expense                                                                                        657
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                         $          470
===================================================================================================================

                      Nine Months Ended September 30, 1998


-------------------------------------------------------------------------------------------------------------------
                                                      Optical Inspection    Resistance Welding     Consolidated
                                                            Systems              Controls
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net revenues                                          $           7,686     $         16,720    $        24,406
Amortization of software development cost                         1,172                  342              1,514
Research, development, and engineering expense                    2,512                1,092              3,604
Loss from operations (a)                                        (8,801)                (267)              9,068
Net interest expense                                                                                      1,816
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                        $      (10,884)
===================================================================================================================


                                          Nine Months Ended September 30, 1997

-------------------------------------------------------------------------------------------------------------------
                                                      Optical Inspection    Resistance Welding     Consolidated
                                                            Systems              Controls
-------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands)
Net revenues                                          $          12,939     $         19,228     $       32,167
Amortization of software development cost                         1,834                  697              2,531
Research, development, and engineering expense                    1,362                  867              2,229
Earnings (loss) from operations                                   (977)                3,504              2,527
Net interest expense                                                                                      1,630
-------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                         $          897
===================================================================================================================

(a) loss from operations for the nine months ended September 30, 1998 includes restructuring charges of $5,785 for Vision-based Inspection Systems and $1,188 for Resistance Welding Controls (see note B).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three Months Ended September 30, 1998 Compared to September 30, 1997.

Net sales in the third quarter of 1998 decreased 18.4% to $8.9 million from $11.0 million in 1997. The decrease resulted from decreases of resistance welding product revenues of $.1 million and optical inspection revenues of $2.0 million. Optical inspection product revenues were down as the third quarter of 1997 revenues included the sale of licenses related to certain excess technology for $1.5 million that did not recur in 1998 and from decreases in sales of CD and DVD inspection products following management's first quarter decision to stop pursuit of the CD market (see nine month discussion below) and slow consumer acceptance of DVD products.

Gross margin decreased as a percentage of net sales to 28.7% from 33.5% in the third quarter of 1997. Welding product gross margins were down principally as a result of the effects of product mix. Vision product margins decreased as a result of sales of excess technology licenses during the third quarter of 1997 quarter for which there was no recorded cost. The reduction in amortization of software development costs following the product restructuring charges in the first quarter of 1998 (see nine month discussion below) contributed positively to vision product margins.

The sales backlog for the Company at September 30, 1998 was $4.8 million compared to $9.2 million at September 30, 1997. Welding product backlogs are lower than comparable 1997 levels, however, they are expected to strengthen in the fourth quarter of 1998 as the Company books orders on projects for which its products have been specified by the end user. Vision product backlogs are low because of the historical buying patterns of vision customers who generally expect expedited delivery of products following placement of the order.

Marketing expense decreased less than $.1 million from $1.0 million and as a percentage of net sales increased to 10.9% from 9.2%. The increase in expenses expressed as a percentage of net sales came principally from the continuation of fixed costs with the decline in sales.

General and Administrative expense increased to $.8 million from $.7 million and as a percentage of net sales increased to 9.0% from 6.2% The dollar increase is principally related to the costs associated with the implementation of the Company's new financial and manufacturing software. The percentage increase results principally from the fixed nature of many general and administrative expenses with the decrease in the level of net sales in 1998.

Research, development, and engineering expense increased to $1.3 million from $.9 million and as a percentage of net sales to 14.1% from 7.8% in 1997. This increase resulted from less software development costs meeting the criteria for capitalization in 1998 as compared to 1997 as the development of VisionBlox and DVD products are substantially completed. Many of the personnel formerly dedicated to these products are now assigned directly to customer projects.

Net interest expense decreased to $.6 million from $.7 million in the prior year due to reduced levels of borrowing during the quarter and as a percentage of net sales to 6.5% from 6.0% due to lower sales.

Results of Operations
Nine Months Ended September 30, 1998 Compared to September 30, 1997.

Net sales in the nine months ended September 30, 1998 decreased 24% to $24.4 million from $32.2 million in 1997. The decrease resulted from decreases of resistance welding product revenues of $2.8 million and optical inspection revenues of $5.2 million. Welding product sales decreased as fewer large automotive programs were scheduled in the period as compared to the first nine months of 1997. Optical inspection product revenues were down due to decreases in sales of CD and DVD inspection products due to the management's first quarter decision to stop pursuit of the CD market, slow consumer acceptance of DVD products, and lower sales in Asia caused by economic conditions in the region.

During the first quarter of 1998 in response to the financial conditions that arose due to heavy investments necessary to complete certain projects under development and unexpected low levels of orders and sales, management terminated 15% of the Company's employees with combined salaries totaling 20% of total compensation. As these terminations severely constrained resources available for product support, it was quickly followed by an extensive review of product offerings. This review determined that the Company would concentrate its efforts going forward toward products for the inspection of DVD discs, products based on VisionBlox technology and certain higher margin and better selling welding products. Other products including those related to compact disc production and certain other products that were selling poorly or at low margins or which were no longer supportable in the software configurations in use were identified for phase out or abandonment. These products had recorded software development costs totaling $5.3 million that was charged off to operations. In addition, reserves totaling $1.4 million to reduce the cost of inventory related to these products to estimated realizable value were established. Finally, in connection with a decision to offer for sale one of the Company's buildings, a reserve was established in the amount of $.3 million to cover the costs to carry the building until the estimated sale date.

The charges related to inventory ($1.4 million) were recorded as part of direct cost of sales and the charges related to software development costs and the building reserve (totaling $5.6 million) were reflected as product restructuring and other charges with other costs and expenses in the consolidated statements of operations.

Gross margin in the nine-month period ended September 30, 1998 decreased as a percentage of net sales to 21.6% from 30.4% in the comparable period 1997. Welding product gross margins decreased as a result of lower levels of fixed cost absorption during 1998 as the result of lower levels of production during the period in response to lower order levels. Vision product margins decreased as a result of lower levels of fixed cost absorption during the period. The reduction in amortization of software development costs following the product restructuring charges in the first quarter of 1998 contributed positively to vision product margins.

Marketing expense decreased to $.3 million from $3.1 million and as a percentage of net sales increased to 11.6% from 9.6%. The decrease in expenses expressed in dollars came principally from reduction of expenditures related to CD products. The increase in expenses expressed as a percentage of net sales came principally from the continuation of fixed costs with the decline in sales.

General and Administrative expense increased to $2.3 million from $1.9 million and as a percentage of net sales increased to 9.5% from 6.0%. The increase in the dollars of expense results from certain classification changes from the prior year, increases in legal expenses related to the final resolution of several issues and legal activities related to the Companies product patents and costs associated with implementation of the company's new financial and manufacturing software. The percentage increase results from the classifications and expense increases and from the fixed nature of many general and administrative expenses with the decrease in the level of net sales in 1998.

Research, development, and engineering expense increased to $3.6 million from $2.2 million and as a percentage of net sales to 14.8% from 6.9% in 1997. This increase resulted from less software development expenses meeting the criteria for capitalization in 1998 as compared to 1997 as the development of VisionBlox and DVD products are substantially completed. Many of the personnel formerly dedicated to these products are now assigned directly to customer projects.

Net interest expense increased to $1.8 million from $1.6 million in the prior year and as a percentage of net sales to 7.4% from 5.1% due to lower sales volumes combined with increased average debt and debt at higher interest rates.

Liquidity and Capital Resources

At September 30, 1998 the Company had a revolving note payable to bank, with a scheduled due date of August 1999, subordinated debentures with scheduled due dates 2000 through 2005 and various term notes that generally mature in 2 to 4 years. Levels of advances under the revolving note are based on levels of acceptable accounts receivable and inventory. The revolving note payable provides for advances of up to $10,000,000. At June 30, 1998 $10,000,000 was available for advances of which $10,000,000 had been advanced. The Company is prohibited from paying dividends under terms of the credit agreement.

The agreements related to the revolving note and the subordinated debentures require that the Company maintain certain levels of tangible net worth and certain debt to equity ratios. The Company did not meet the required levels of at December 31, 1997; however, the bank and subordinated note holders waived the shortfall at that date. At March 31, 1998, the Company again did not meet the levels of tangible net worth and debt to equity ratios required in the agreements. In May 1998, the bank agreed to revise the agreement and installed new equity and ratios floors. Although discussions have continued, the subordinated note holders have not agreed to any revisions of their agreement. At September 30, 1998, the Company did not meet the revised required levels of net worth and debt to equity ratios in the bank agreement and continued not to meet the levels required in the note holder's agreement.

Management is currently in negotiations with both the bank and the note holders in an attempt to resolve these matters. With respect to the bank, management is attempting to obtain an extension into early 1999 of the current agreement. It is anticipated that the bank will be replaced with another lending institution at that time. Although management believes it will be successful in negotiating an agreement with the bank, there is no assurance that an acceptable agreement can be achieved. Additionally, at the present time, management is holding active discussions with several lending institutions with the intention of replacing the bank as senior lender. There, however, can be no assurance that an agreement will be reached that will provide the type or level of credit that the Company needs to sustain its operations. With respect to the note holders, the management has continued to hold discussions regarding the covenants and is hopeful that a resolution can be achieved. Meanwhile the note holders have not elected to exercise any of the options available to them under the terns of the lending agreement and they have not informed management of their intention to do so.

The Company generated $4.0 million of cash from operations in the nine months ended September 30, 1998. The cash was used principally to fund additions to capitalize software and to reduce bank debt. The company has no material commitments for the purchase of property and equipment or software development costs. The amount of software development costs incurred and capitalized over the remainder of 1998 will be dependent on determinations throughout the year of the long and short-term revenue opportunities for the Company's various products.

Under the assumption that the current negotiations with the bank and the note holders are successful and that an acceptable new long-term lending arrangement is obtained, management believes that the resources together with any cash generated from operations are adequate to meet cash needs for the next twelve months.

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

10.12 Amended and Restated Mortgage and Security Agreement dated June 29, 1993 by and between Medar, Inc. and NBD Bank, N.A. (filed as Exhibit
           4.5 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.13 Mortgage dated October 31, 1995 by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.21 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.14 Installment Business Loan Note dated October 31, 1995, by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.22 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.15 Guarantee and Postponement of Claim dated August 10, 1995 between Medar Canada, Ltd. and NBD Bank (filed as Exhibit 10.23 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.16* Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.17 General Security Agreement dated March 29, 1996 by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.18 General Security Agreement dated March 29, 1996 by and between Integral Vision-AID, Inc. and NBD Bank (filed as Exhibit 10.27 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).

10.19 General Security Agreement dated May 1, 1996 by and between Medar Canada Ltd. and NBD Bank (filed as Exhibit 10.28 to the registrant's Form 10-Q for the quarter ended June 30,1996, SEC file 0-12728, and incorporated herein by reference).

10.20 Amended and Restated Term Note dated July 15, 1997 by and between Medar, Inc. and NBD bank (filed as Exhibit 10.37 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.21 Collateral Assignment of Property Rights and Security Agreement dated July 15, 1997 by and between Medar, Inc. and NBD bank (filed as
           Exhibit 10.38 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.22 Stock Purchase Agreement between Maxco, Inc. and Medar, Inc. dated July 23, 1997 (filed as Exhibit 10.39 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).

10.23      Waiver of debt covenants from sub-debt holders (filed as Exhibit
           10.41 to the registrant's Form 10-K for the year ended December 31, 1997, SEC file 0-12728, and incorporated herein by reference.

10.24 Amended and restated Revolving Credit and Loan Agreement dated July 31, 1998 by and between Medar, Inc. and Integral Vision Ltd. and NBD Bank

(b) There were no reports on Form 8-K filed in the quarter ended September 30, 1998.

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





/S/CHARLES J. DRAKE
________________________________________________________________________11/12/98
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/S/RICHARD R. CURRENT
________________________________________________________________________11/12/98
Richard R. Current
Executive Vice President & Chief Financial Officer
Medar, Inc.
(Principal Financial & Accounting Officer)

                              Exhibits to Form 10Q

                                   Medar, Inc.

                        Quarter Ended September 30, 1998



Exhibit Number            Exhibit Index Description
--------------            -------------------------
10.24                     Amended and restated Revolving Credit and Loan
                          Agreement dated July 31, 1998 by and between Medar,
                          Inc. and Integral Vision Ltd. and NBD Bank.

27                        Financial Data Schedule