Form 10-Q/A
period 1998-09-30
MEDAR INC
filed 1999-03-10
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q/A


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



Note K - Impact of Year 2000


Software is included with nearly all of the Company's major products. Following review, management has concluded that it will not have to incur any substantial amount of warranty or upgrade costs to this software to comply with Year 2000 issues.

Certain of the Company's internal data processing software will need to be updated or replaced in order to comply with Year 2000. The Company has acquired the necessary software and completed much of the necessary training and related conversion tasks. It is expected that conversion will be completed in the third quarter of 1999 with minimal additional out-of-pocket cost. It is management's opinion that following conversion to the new software, Year 2000 issues will not pose significant operational problems to the Company.

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

Impact of Year 2000

Software is included with nearly all of the Company's major products. Following review, management has concluded that it will not have to incur any substantial amount of warranty or upgrade costs to this software to comply with Year 2000 issues.

Certain of the Company's internal data processing software will need to be updated or replaced in order to comply with Year 2000. The Company has acquired the necessary software and completed much of the necessary training and related conversion tasks. It is expected that conversion will be completed in the third quarter of 1999 with minimal additional out-of-pocket cost. It is management's opinion that following conversion to the new software, Year 2000 issues will not pose significant operational problems to the Company.

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

10.24** Amended and restated Revolving Credit and Loan Agreement dated July 31, 1998 by and between Medar, Inc. and Integral Vision Ltd. and NBD Bank

(b) There were no reports on Form 8-K filed in the quarter ended September 30, 1998.

         * The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

         ** Previously filed

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/S/CHARLES J. DRAKE
________________________________________________________________________3/9/99
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/S/RICHARD R. CURRENT
________________________________________________________________________3/9/99

Richard R. Current
Executive Vice President & Chief Financial Officer
Medar, Inc.
(Principal Financial & Accounting Officer)

                              Exhibits to Form 10Q

                                   Medar, Inc.

                        Quarter Ended September 30, 1998



Exhibit Number            Exhibit Index Description
--------------            -------------------------
10.24*                    Amended and restated Revolving Credit and Loan
                          Agreement dated July 31, 1998 by and between Medar,
                          Inc. and Integral Vision Ltd. and NBD Bank.

27*                       Financial Data Schedule



* Previously filed