Form 10-K405
period 1998-12-31
MEDAR INC
filed 1999-03-31
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


    X      Annual report pursuant to Section 13 or 15(d) of the Securities
  ---- Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998.

           Transition report pursuant to Section 13 or 15(d) of the Securities
  ----     Exchange Act of 1934 (Fee Required) For the transition period from to
           ------------  -----------.


                         COMMISSION FILE NUMBER 0-12728

                                   MEDAR, INC.
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                           38-2191935
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number

         38700 GRAND RIVER AVENUE,
        FARMINGTON HILLS, MICHIGAN                              48335
 (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (248) 471-2660

          Securities registered pursuant to Section 12(b) of the Act::

                                      NONE
          Securities registered pursuant to Section 12(g) of the Act::
             COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


           The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1999:

      COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE - $10,733,530

The number of shares outstanding on each of the issuer's classes of common stock, as of February 28, 1998:

       COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE - 9,024,901

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the proxy statement for the annual shareholders meeting to be held May 26, 1999 are incorporated by reference into Part III.

                                    Part I

ITEM 1.  BUSINESS

General

         Medar, Inc. ("Medar" or the "Company") is a Michigan corporation incorporated in 1978. Medar currently operates in two business segments where it develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle applications for the Company's products include resistance welding controls ("welding control products") and optical inspection systems and general purpose vision software and applications thereof (collectively "machine vision products"). The Company's products are generally sold as capital goods. Depending on the application, welding control products have a five to ten year life and machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement because of technological obsolescence than because of physical wear.

         The Company operates through a division and two subsidiaries. Sales of welding control products are effected through Medar, Inc. and its wholly owned subsidiary, Medar Canada Ltd., located in Oshawa, Ontario, Canada. Sales of Machine vision products are effected through Integral Vision, a division of the Company, and through Integral Vision LTD., a wholly owned subsidiary of the Company, located in Bedford, England. The Company also has 21.3% of the stock of a joint venture for the manufacture of welding control products in China, Shanghai Medar Welding Equipment Corp. Ltd.

Welding Control Products

         Welding controls monitor and automatically regulate electrical current passing through material being welded. The regulation of electrical current compensates for variation in materials, coatings and other welding systems characteristics. The Company's major customers include General Motors Corporation and DaimlerChrysler AG. Although most sales are made in North America, in recent years significant sales have been made to United States domestic automakers in South America (principally Brazil) and Asia (principally China). Sales to General Motors Corporation and DaimlerChrysler AG were 44.5%, 30.1% and 49.3% of total welding revenues in the years ended December 31, 1998, 1997 and 1996. With sales to these customers representing such a large share of revenues, the loss of sales to either of these customers or a downturn in the automotive industry could have a significantly negative effect on the Company. In addition to sales of new controls, the Company has a significant repair, parts and services business associated with an installed base of up to 50,000 controls.

Machine Vision Products

         Machine vision is the application of technology to acquire, process and analyze image data so that conclusions can be drawn and actions taken based on those results. Machine vision technology is used to insure manufactured product quality by monitoring and controlling the manufacturing process.

         Medar's optical inspection systems are used to detect manufacturing defects in optical storage media, principally CD-R (write once disc) or DVD (digital versatile disc). The Company's Integral Vision division markets these systems all over the world with the principal markets currently being in Asia. In the past, the Company sold a version of this equipment which also inspected CD's (Compact Disc's). In early 1998, management determined that since CD was being replaced by DVD's, and other factors related to the market, it would no longer pursue this market following the liquidation of on hand inventory. A charge of $7.0 million of software costs and inventory (of which $6.0 million was related to machine vision products) was recorded to recognize this decision.

         Medar's general purpose software product, VisionBlox, and certain applications developed by Company personnel using the VisionBlox software as a base, are marketed principally in the United States and Europe by the Company's Integral Vision division. Although sales to date in Asia have not been significant, the Company is involved in efforts to strengthen its presence in the region. By its nature as a general purpose product, the software can be used by OEM's and end users to answer a variety of needs. Current applications include application for inspections of cellular telephones and applications in medical, printing and electronics.

         See the notes to the Consolidated Financial Statements Part II - ITEM 8 for details of segment data.

Production

         The Company's production process consists principally of assembling standard electrical and electronic components and hardware subassemblies purchased from suppliers into finished products. When proprietary circuit boards are needed, the Company generally contracts for outside vendors to build the boards based on internal company designs.

         The Company generally does not rely on a single source for parts and subassemblies, although certain of the components and subassemblies included in the Company's products may only be obtained from a limited number of suppliers. Management believes it will be able to develop alternative sources or employee alternative designs for any of the components used in its products thereby mitigating any exposure to product interruption from shortages of parts or limited suppliers.

         Management believes that technology incorporated in its products give it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 26 patents (12 related to welding controls and 10 related to machine vision products) and has applied for 14 more. There can be no assurance that patents applied for will be granted, the Company has the resources to defend its patents or that patents that the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Marketing

         The Company markets its welding control products to both end users and original equipment manufacturers (OEMs). Although primary sales are to North American assembly plants of US and foreign automotive companies and their suppliers, the Company has significant other customers in farm implement, appliance and other industries. In recent years the Company has made inroads into South America with sales to assembly plants of both US and European automakers and with General Motors and Volkswagen assembly plants in China. The Company's US and Canadian sales are generally made using Company employees with certain remote sales in the US and sales outside of the US and Canada made through representatives. Machine vision products are generally marketed to end users, but the Company has had success in integrating its products with end users in certain circumstances. Sales are made worldwide, however, the Company's strongest presence is maintained in the US (through Company employees), Europe (through employees of

         Integral Vision, LTD.), and Asia (through a combination of representatives and of Company employees). Company sales employees in both segments are compensated by salary and commission.

Competition

         The Company experiences strong competition in both segments. For welding controls, competitors include Weltronic/Technitron Corp., Robotron Corporation (acquired by Weltronic early in 1999) and Robert Bosch GmbH. In particular, competition is strongest for major welding control orders from automakers. Generally, sales of welding controls to first and second tier manufacturers and sales of parts and services have less competition. For machine vision, the Company experiences competition in all areas in which it operates. Competition is strongest in optical inspection systems from Dr. Schenk GmbH and Basler GmbH. Competition for the general-purpose vision software and applications comes principally from Cognex Corp.; however, many other niche producers also provide competition in specific markets.

Export Sales

         Sales outside of the United States and Canada accounted for 25%, 19% and 21% of the Company's net sales in 1998, 1997 and 1996. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company's export billings are denominated in US dollars. Welding segment billings in Canada are in Canadian dollars and vision segment billings in the UK and Japan are generally in pound sterling and yen, respectively. On occasion other export billings are denominated in the currency of the customer's country.

         See notes to the Consolidated Financial Statements Part II - Item 8 for details of geographic area information.

Other Information

         Segment information for the past 3 years is as follows:

                                    REVENUE     OPERATING INCOME   INDENTIFIABLE
                                                     (LOSS)           ASSETS
             ----------------------------------------------------------------------
                                               (IN THOUSANDS)
             ----------------------------------------------------------------------
                  WELDING CONTROLS
             1996                  $ 27,853       $  5,121            $  27,370
             1997                    24,569          3,261               24,248
             1998                    25,380          3,260     (1)       21,770
                  MACHINE VISION
                    SYSTEMS
             1996                  $ 13,618       $(5,703)            $  22,423
             1997                    15,955        (1,078)               28,358
             1998                     9,433        (4,988)     (1)       18,043
             ====================================================================

         (1) Excludes charge-offs of capitalized software development costs and inventory which totaled $1.7 million for the welding controls segment and $5.3 million for the machine vision systems segment. This charge, which was reported in the first quarter of 1998, resulted from a general review of the recoverability of software development costs for welding and the specific decision to no longer pursue the sale of products for the CD market for machine vision. See Part II - ITEM 7 and the notes to the Consolidated Financial Statements Part II - ITEM 8 for further discussion of this matter.

         As of December 31, 1998, the Company had an order backlog of approximately $3,900,000 for welding control products and $600,000 for machine vision products compared to $3,300,00 for welding and $800,000 for vision at December 31, 1997. The nature of the Company's business is that, although it has many individual customers, it has two major customers and those major customers tend to place large orders. As such, backlog at any point in time can vary dramatically. At December 31, 1998 and 1997, approximately 8% and 42% of the Company's backlog was attributable to welding control products for General Motors Corporation and approximately 2% and 19%, was attributable to welding control products for DaimlerChrysler AG. Management expects that the Company will ship products representing this entire backlog in 1999.

         The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

         As of February 28, 1999, the Company had approximately 227 permanent employees, as compared to 275 at February 28, 1998 and 330 at February 28, 1997. The Company also engages contract workers, primarily for assembly operations, the number of which varies depending upon production requirements. None of the Company's employees are represented by a labor union.

ITEM 2.  PROPERTIES

         Manufacturing, engineering and administrative functions of Medar are performed at two very similar, approximately 50,000 square foot facilities owned by the Company in Farmington Hills, Michigan. Operations related to the welding controls segment are located in one building with the vision segment and administrative functions located in the other building. In addition, Medar Canada Ltd. leases a 4,000 square foot facility in Oshawa, Ontario, Canada and Integral Vision LTD. leases a 5,000 square foot facility in Bedford, England for sales and administrative functions.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the over-the-counter market (NASDAQ) as a National Market Issue under the symbol MDXR. As of February 28, 1999, there were approximately 4,500 stockholders of the Company including individual participants in security position listings.

         The table below shows the high and low sales prices for the Company's common stock for each quarter in the past two years. The closing sales price for the Company's common stock on February 28, 1999 was $1.625 per share.

                                                   1998
        -------------------------------------------------------------------------------
                          MAR 31           JUN 30          SEPT 30           DEC 31
        -------------------------------------------------------------------------------
        High         $     5.500      $     3.500      $      2.500     $      1.813
        Low                1.938            1.875             1.563            0.875
        -------------------------------------------------------------------------------
                                                    1997
        -------------------------------------------------------------------------------
        High         $     7.125      $     6.125      $      9.250     $      8.500
        Low                3.500            4.625             4.875            4.750
        ===============================================================================


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

         The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and development of its business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31
----------------------------------------------------------------------------------------------------------------------
                                   1998             1997              1996              1995              1994
----------------------------------------------------------------------------------------------------------------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
Net revenues                 $     34,813     $      40,524     $      41,471     $     39,771     $       40,218
Gross margin                        9,071            11,447            10,683            9,655             13,451
Net earnings (loss)              (11,184)             (144)           (1,979)         (11,583)              3,688
Basic earnings per share           (1.24)            (0.02)            (0.22)           (1.33)               0.45
Diluted earnings per share         (1.24)            (0.02)            (0.22)           (1.33)               0.43
Weighted average shares             9,025             8,897             8,820            8,692              8,524
======================================================================================================================

                                                                  AT DECEMBER 31
----------------------------------------------------------------------------------------------------------------------
                                   1998             1997              1996              1995              1994
----------------------------------------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
Working capital              $      2,641     $       3,478     $      17,041     $     18,676     $       23,459
Total assets                       39,813            52,606            49,793           44,392             43,523
Long-term debt
   including current portion       21,677            24,307            21,647           16,437              2,444
Stockholders' equity               10,861            22,003            20,819           22,436             34,001
======================================================================================================================

         The above selected financial data should be read in conjunction with Consolidated Financial Statements, including the notes thereto (Part II
         - ITEM 8) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II - ITEM 7). The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and its development of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         Medar develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company's revenues are primarily derived from the sale of resistance welding controls, optical inspection equipment and general purpose vision software. Resistance welding control products are marketed primarily to automobile manufacturers and suppliers of industrial automation equipment. Optical inspection equipment is principally sold to end users and suppliers of CD-R and DVD disc manufacturing equipment. General purpose vision software is sold into numerous applications in a wide variety of industries. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and
         Section 21E of the Securities Act of 1934. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CON'T

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

                                                                             YEAR ENDED DECEMBER 31
-------------------------------------------------------------------------------------------------------------------
                                                                     1998              1997             1995
-------------------------------------------------------------------------------------------------------------------
Net revenues                                                       100.0     %      100.0     %        100.0     %
Direct cost of sales                                                73.9             71.8               74.2
                                                               ------------------------------------------------------
         Gross margin                                               26.1             28.2               25.8
Other costs and expenses:
         Marketing                                                  11.8             10.2               10.9
         General and administrative                                  8.5              6.7                7.7
         Engineering and development:
            Expenditures                                            21.3             22.9               23.5
            Allocated to capitalized software and direct
               cost of sales                                       (6.5)           (17.0)             (14.9)
                                                               ------------------------------------------------------
            Net engineering and development expenses                14.8              5.9                8.6
         Product restructuring and other charges                    16.0
                                                               ------------------------------------------------------
            Total other costs and expenses                          51.1             22.8               27.2
                                                               ------------------------------------------------------
Earnings (loss) from operations                                   (25.0)              5.4              (1.4)
Interest                                                             7.1              5.7                3.6
                                                               ------------------------------------------------------
Loss before income taxes                                          (32.1)            (0.3)              (5.0)
Provision (credit) for income taxes                                                   0.1              (0.2)
                                                               ======================================================
Net loss                                                          (32.1)     %      (0.4)     %        (4.8)     %
=====================================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CON'T

Year Ended December 31, 1998, Compared to December 31, 1997

         Net revenues decreased $5.7 million (14.1%) from $40.5 million in 1997 to $34.8 million in 1998. The decrease resulted from the net of an increase of welding product revenues of $.8 million and a decrease of vision product revenues of $6.5 million. Fifty percent of the decrease in vision product revenues resulted from decreased sales of optical inspection products as the Company phased out its iNSPECt product line which is marketed primarily to compact disc manufacturers and introduced its Omni product line used by CD-R and DVD manufacturers. The remainder of the decrease resulted from decreased orders for the Company's turnkey systems, principally those used in the cellular telephone industry.

         Direct cost of sales decreased to $25.7 million from $29.1 million but as a percentage of sales increased to 73.9% from 71.8%. The decrease in the dollar amounts result principally from the decrease in sales. The percentage increase resulted from inventory related to the iNSPECt product line that was charged off in the first quarter of 1998. Without this inventory charge-off, direct cost of sales as a percentage of sales would have decreased by nearly 2% as a result of cost reductions during the year and changes in product mix principally in the welding division.

         Marketing expense stayed relatively constant in dollar terms, but increased as a percentage of net revenues from 10.2% to 11.8%. This resulted principally from the fixed nature of these expenses. Although cost savings were achieved in some areas additional costs were incurred to introduce the new Omni product line and to continue the marketing of VisionBlox software and VisionBlox applications.

         General and administrative expense increased to $3.0 million from $2.7 million and as a percentage of net revenues from 6.7% to 8.6%. The dollar amount increases resulted from additional legal expenses and provision for uncollectable accounts receivable during the year. The increases in these expenditures were each related to issues specific to the 1998 year. The percentage increase resulted from the dollar increase factors combined with the fixed nature of these expenses.

         Net engineering and development expense increased to $5.1 million from $2.4 million and as a percentage of net revenues from 5.9% to 14.8%. Actual spending related to this expense category decreased from $9.3 million to $7.4 million because of personnel and other cost reductions early in the year. The net increase resulted from fewer projects that were eligible for capitalization during the year. Additionally, development efforts related to the new Omni product line and a middle frequency product in welding resulted in higher dollar level of net expense. The percentage increase came from the reduced levels of net revenues and from the higher levels of net expenditures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CON'T

         During the first quarter of 1998 in response to the financial conditions that arose due to heavy investments necessary to complete certain projects under development and unexpected low levels of orders and sales, management terminated 15% of the Company's employees with combined salaries totaling 20% of total compensation. As these terminations severely constrained resources available for product support, it was followed by an extensive review of product offerings. This review determined that the Company would concentrate its efforts going forward towards products for the inspection of CD-R and DVD discs, products based on VisionBlox technology and certain higher margin and better selling welding products. Other products, including those related to compact disc production, and certain other products that were selling poorly or at low margins or which were no longer supportable in the software configurations in use were identified for phase out or abandonment. These products had unamortized software development costs totaling $5.3 million that was charged to operations. In addition, reserves and other accruals totaling $1.7 million to reduce the cost of inventory related to these products to estimated realizable value and provide for other expenses were established.

         The charges related to inventory ($1.4 million) were recorded as part of direct cost of sales and the charges related to software development costs and the building reserve (totaling $5.6 million) were reflected as product restructuring charges with other costs and expenses in the Consolidated Statements of Operations in the first quarter of 1998.

         Interest expense increased to $2.5 million from $2.3 million and as a percentage of net revenues from 5.6% to 7.1%. This increase resulted from higher average levels of net borrowings during the year and the fact that the 12.95% debentures were outstanding for the entire year as opposed to only the second half of 1997.

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

         Direct costs of sales decreased to $29.1 million from $30.8 million or as a percentage of sales to 71.7% from 74.2%. This decrease in cost of sales as a percentage of sales resulted from sales of turnkey systems and other technology at higher margins than experienced in 1996.

         Marketing expense decreased to $4.2 million from $4.5 million and as a percentage of net revenues from 10.9% to 10.2%. This resulted from further control of sales expenses, in both divisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CON'T

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

QUARTERLY INFORMATION

         The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two year period ended December 31, 1998. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

                                                                    QUARTER ENDED
--------------------------------------------------------------------------------------------------------------------------------
                                              1998                                                 1997
--------------------------------------------------------------------------------------------------------------------------------
                          DEC 31       SEP 30       JUN 30       MAR 31       DEC 31       SEP 30       JUN 30        MAR 31
--------------------------------------------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------------
Net revenues              $10,407      $  8,947      $ 8,832      $  6,627    $  8,358      $ 10,970     $  10,985      $ 10,211
Gross margin                3,811         2,570        3,600          (910)      1,667         3,672         3,331         2,777
Net earnings (loss)          (302)       (1,055)         102        (9,929)       (991)          420           401            26
================================================================================================================================
Basic and diluted
earnings (loss) per       $  (.03)     $   (.12)     $   .01      $  (1.10)   $   (.11)     $    .05     $     .04      $      0
share
================================================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CON'T

Liquidity and Capital Resources

         At December 31, 1998, the Company had a revolving note payable to the bank, subordinated debentures due 2000 through 2005 and various term notes. Levels of advances under the revolving notes are based on levels of acceptable account receivable and inventory. At December 31, 1998, the Company had fully drawn the $10,000,000 limit of the revolving note (See Note D of the Consolidated Financial Statements - Part II - Item
         8).

         The revolving note is governed by an agreement that provides for the continuation of the agreement through June 7, 1999. There is no assurance that the bank will extend the note beyond that date. Management believes that as long as the Company remains profitable and shows no deterioration in its balance sheet the bank will favorably consider these factors in making decisions with respect to further extensions of credit. In addition, Management believes that it has other alternatives to refinance all or part of this debt with another lender should the bank elect to no longer provide financing at current levels or at all. The Company is prohibited from paying dividends under terms of the agreement.

         The Company has been in violation of tangible net worth and net worth ratio covenants in an agreement related to the $7.0 million of subordinated debentures since December 31, 1997. Early in 1999, an agreement was reached with the agent for the bondholders that provides for waiver of past violations and adjustment of the covenants to a level with which the Company is in compliance and with which Management believes it can remain in compliance in the future. In exchange for these concessions by the bondholders the Company agreed to adjust the strike price of warrants held by the bondholders based on the occurrence of certain future events.

         The Company generated $4.6 million of cash from operations in 1998. This cash plus cash on hand at the beginning of the year was used to fund additions to capitalized software and property and equipment totaling $2.3 million and for reductions of debt totaling $2.6 million. Management believes that many of the investment activities are discretionary and can be deferred or eliminated. However, it is Management's intention to continue to make investments in product developments that it believes will best enhance the Company's competitive position. Management carefully evaluates opportunities in light of the Company's available and projected financial resources. The Company has no material commitments for the purchase of property and equipment or software development costs. The amount of software development costs incurred and capitalized in 1999 will be dependent on determinations throughout the year on long and short-term revenue opportunities for products in both of the Company's divisions.

         Management believes that its current financial resources and potentially available resources, together with cash generated from operations, will be adequate to meet cash needs through 1999.

         Software is included with nearly all of the Company's major products. Following review, management has concluded that it will not have to incur any substantial amount of warranty or upgrade costs to this software to comply with Year 2000 issues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CON'T

Impact of Year 2000

         The Company has determined that it will be required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. The company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         For its information technology exposures, the Company expects to fully complete software replacement, including testing and implementation, no later than September 30, 1999. Once testing is complete, the operating equipment will be ready for immediate use. The testing and implementation of all software is expected to be fully completed by September 30, 1999.

         The Company will utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000, and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $350,000 ($50,000 expensed and $300,000 capitalized for new systems and equipment) related to both its Year 2000 project and ordinary business expenditures that also addressed the Year 2000 issue.

         The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be unable to effectively manufacture and ship certain products. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and prices of inventory purchased for assembly into finished products. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing the interest rates on the Company's long-term debt whenever possible. The Company does not generally enter into long-term purchase contracts but instead purchases inventory to fill specific sales contracts thereby minimizing risks with respect to inventory price fluctuations.

         Foreign Exchange Rates - The Company's locations outside the US are in Canada and the United Kingdom. In both cases these are sales offices with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

         -    Canadian Dollar
         -    Japanese Yen
         -    Pound Sterling
         -    French Francs

         In management's opinion, as the currencies of Canada, Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 1998, the fair market value of market risk sensitive instruments or potential for near-term losses of earnings or cash flows for such instruments was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

         Financial statements and quarterly results of operations are submitted in separate sections of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         None.

                                    Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1998), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1998), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1998), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Medar, Inc. proxy statement (to be filed within 120 days of December 31, 1998), with respect to directors and executive officers of the Company, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)    The response to this portion of ITEM 14 is submitted as a
            separate section of this report.
(3)        Listing of exhibits.

Exhibit

Number     Description of Document
------     -----------------------

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

10.1 Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.2 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3 Medar, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.4 Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5 Contract between Shanghai Electric Welding Machine Works, Medar, Inc. and Lida U.S.A. dated August 30, 1993, related to joint venture agreement (both the original Chinese version and the English translation) (filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
CON'T

10.12 Amended and Restated Mortgage and Security Agreement (Grand River mortgage) dated June 29, 1993 by and between Medar, Inc. and NBD Bank, N.A. (filed as Exhibit 4.5 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.13 Mortgage (Crestview Court mortgage) dated October 31, 1995 by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.21 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

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

10.24 Amended and Restated Revolving Credit and Loan Agreement dated July 31, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank (filed as Exhibit 10.24 to the registrants Form 10-Q for the quarter ended September 30, 1998, SEC file 0-12728, and incorporated herein by reference.)

10.25 Amendment and Forebearance Agreement dated December 14, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank.

10.26 Amended and Restated Master Demand Business Loan Note dated December 14, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
CON'T

10.27 First Amendment to Mortgage (Grand River Mortgage-see 10.12) dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

10.28 First Amendment to Mortgage (Crestview Court Mortgage-see 10.13) dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

10.29 Second Amended and Restated Master Demand Business Loan Note dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

10.30 Amended and Restated Installment Loan Note dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

10.31 First Amendment to Amendment and Forebearance Agreement dated March 5, 1999 by and between Medar, Inc. and Intgeral Vision LTD. and NBD Bank.

13         Annual Report on Form 10-K.

21         Subsidiaries of the registrant.

23         Consent of independent auditors.

(b) There were no reports on Form 8-K filed in the quarter ended December 31, 1998.

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

27         Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 1999                MEDAR, INC.


                           By:  /S/CHARLES J. DRAKE
                           -----------------------------------------------------
                           Charles J. Drake, Chairman of the Board
                           (Principal Executive Officer)



                           By:  /S/RICHARD R. CURRENT
                           -----------------------------------------------------
                           Richard R. Current, Executive Vice President of Finance (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /S/CHARLES J. DRAKE                      Chairman of the Board (Principal
--------------------------------------     Executive Officer) and Director
Charles J. Drake


  /S/MAX A. COON                           Vice Chairman, Secretary and Director
--------------------------------------
Max A. Coon


  /S/RICHARD R. CURRENT                    Executive Vice President of Finance
--------------------------------------     (Principal Financial and Accounting
Richard R. Current                         Officer) and Director


  /S/VINCENT SHUNSKY                       Treasurer and Director
--------------------------------------
Vincent Shunsky


  /S/WILLIAM B. WALLACE                    Director
--------------------------------------
William B. Wallace


  /S/STEPHAN SHARF                         Director
--------------------------------------
Stephan Sharf

     EXHIBIT                    EXHIBIT INDEX DESCRIPTION
     NUMBER

     10.24 Amendment and Forbearance Agreement dated December 14, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank.

     10.26 Amended and Restated Master Demand Business Loan Note dated December 14, 1998 by and between Medar, Inc, and Integral Vision LTD and NBD Bank.

     10.27 First Amendment to Mortgage (Grand -River Mortgage - see 10.12) dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

     10.28 First Amendment to Mortgage (Crestview Court Mortgage - see 10.13) dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

     10.29 Second Amended and Restated Master Demand Business Loan dated December 14, 11998 by and between Medar, Inc. and NBD Bank.

     10.30 Amended and Restated Installment loan Note dated December 14, 1998 by and between Medar, Inc. and NBD Bank.

     10.31 First Amendment to Amendment and Forebearance Agreement dated March 5, 1999 by and between Medar, Inc. and Integral Vision LTD. and NBD Bank.

     13        Annual Report on Form 10-K.

     21        Subsidiaries of the Registrant

     23        Consent of Independent Auditors.

     27        Financial Data Schedule