Form 10-K405/A
period 1998-12-31
MEDAR INC
filed 1999-05-07
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
at least the past 90 days.             YES               NO  X
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

      COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE - $10,733,530

The number of shares outstanding on each of the issuer's classes of common stock, as of February 28, 1998:

       COMMON STOCK, NO PAR VALUE, STATED VALUE $.20 PER SHARE - 9,024,901

DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

                                   Directors

The following table sets forth information concerning the Directors of the Company.

                                              PRESENT POSITION WITH THE COMPANY                  SERVED AS
                NAME                              AND PRINCIPAL OCCUPATION              AGE    DIRECTOR SINCE
                ----                          ---------------------------------         ---    --------------
Max A. Coon..........................    Secretary and Vice Chairman of the Board of    64          1978
                                         Medar, Inc.; President and Chairman of the
                                         Board of Maxco, Inc.
Richard R. Current...................    Executive Vice President and Chief             54          1996
                                         Financial Officer of Medar, Inc.
Charles J. Drake.....................    Chairman of the Board and Chief Executive      58          1978
                                         Officer of Medar, Inc.
Stephan Sharf........................    President of SICA Corp, a Michigan based       78          1986
                                         automotive industry consulting firm
Vincent Shunsky......................    Treasurer of Medar, Inc.; Director,            50          1978
                                         Treasurer and Vice President of Finance of
                                         Maxco, Inc.
William B. Wallace...................    Senior Managing Director of Equity             54          1990
                                         Partners, Ltd., a Troy, Michigan based
                                         private investment banking firm

     All of the foregoing directors have been engaged in the principal occupation specified for the previous five years with the exception of the following:

     Richard R. Current joined the Company in May 1995 as its Vice President of Finance. In March 1996, Mr. Current was named a Director of the Company. Prior to joining Medar, Mr. Current was managing partner of Ernst & Young's Lansing, Michigan practice from 1985 to 1992 and was the Chief Financial Officer of The Shane Group, Inc., a Hillsdale, Michigan holding company with ownership of a number of manufacturing and distribution subsidiaries, from 1992 to 1995. In September 1997, a corporation of which Mr. Current had previously served as an officer and director filed a petition for liquidation under Chapter 7 of the Bankruptcy Code. Although he was nominally an officer and director, Mr. Current's involvement was primarily as an investor, he did not receive any compensation from the company and was not involved in day-to-day operations. Due to these, among other factors, the Company does not believe this action is material to an evaluation of Mr. Current's abilities as a director and officer of the Company.

     Charles J. Drake resigned his position as President of the Company in February 1998. He continues to serve as the Chairman and Chief Executive Officer of the Company as he has since 1978.

     Messrs. Coon, Drake and Shunsky are also directors of Maxco, Inc., the stock of which is traded on the Nasdaq National Market.

                               EXECUTIVE OFFICERS

     The following table sets forth information concerning the Executive Officers of the Company.

                                                   PRESENT POSITION WITH THE                         SERVED AS
                NAME                           COMPANY AND PRINCIPAL OCCUPATION           AGE      OFFICER SINCE
                ----                           --------------------------------           ---      -------------
Charles J. Drake.....................      Chairman of the Board And Chief Executive      58           1978
                                           Officer of Medar, Inc.
Mark R. Doede........................      President and Chief Operating Officer of       41           1989
                                           Medar, Inc.
Richard R. Current...................      Executive Vice President of Finance and        54           1995
                                           Director of Medar, Inc.
Michael J. Charchol..................      Former Vice President, Vision Products of      57           1996
                                           Medar, Inc.
Lyle D. Harbin.......................      Vice President of Marketing, Welding           65           1985
                                           Products of Medar, Inc.
Arthur D. Harmala....................      Vice President of Marketing, Vision            55           1995
                                           Products of Medar, Inc.
Max A. Coon..........................      Secretary and Vice Chairman of the Board       64           1978
                                           of Medar, Inc.; President and Chairman of
                                           the Board of Maxco, Inc.
Vincent Shunsky......................      Treasurer and Director of Medar, Inc.;         50           1978
                                           Treasurer, Vice President of Finance and
                                           Director of Maxco, Inc.

     All of the foregoing officers of the Company have been engaged in the principal occupations specified above for the previous five years except as stated above and as follows:

     Michael J. Charchol was appointed as Vice President, Vision Products of Medar, Inc. in March 1998. Prior to that time he had served for seven years as Vice President of the Company's Integral Vision -- AID subsidiary. Mr. Charchol retired from his position with the Company effective November 13, 1998.

     Mark R. Doede was appointed as President and Chief Operating Officer of the Company in February 1998. Prior to that time, Mr. Doede served as Vice President and Chief Operating Officer of the Welding Products Division of the Company since 1996 and served the Company in various other capacities since 1980.

     Arthur D. Harmala was appointed as Vice President of Marketing, Vision Products in March 1995. He has been Vice President, Sales and Marketing for the Company's wholly-owned subsidiary, Integral Vision -- AID, Inc., since 1989 and was previously employed by the Company since 1985 as director of marketing for Medar's line of vision products. Mr. Harmala previously worked in sales management positions at Allen-Bradley Company, Inc., a manufacturer of programmable controllers, and at Perceptron, Inc., a manufacturer of non-contact gauging products.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers or beneficial owners of over 10% of any class of the Company's equity securities to file certain reports regarding their ownership of the Company's securities or any changes in such ownership. During the year ended December 31, 1998, all of such reports were filed as required.


Item 11. EXECUTIVE COMPENSATION

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors (the "Committee") consists of Max A. Coon and Vincent Shunsky. Messrs. Coon and Shunsky, although officers of the Company, are also officers and directors of Maxco, Inc., are paid by Maxco, Inc. and receive no compensation from the Company. Mr. Charles J. Drake, the Company's Chief Executive Officer, is a director of Maxco, Inc.

OVERVIEW AND PHILOSOPHY

     The Committee is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

     The objectives of the Company's executive compensation program are to:

     - Support the achievement of desired Company performance.
     - Provide compensation that will attract and retain superior talent and reward performance.
     - Align the executive officers' interests with the success of the Company through the granting of stock options.

     The executive compensation program provides an overall level of compensation opportunity that is competitive with companies of comparable size and complexity. The Compensation Committee will use its discretion to set executive compensation where in its judgment external, internal or an individual's circumstances warrant it.

EXECUTIVE OFFICER COMPENSATION PROGRAM

     The Company's executive officer compensation program is comprised of base salary, long-term incentive compensation in the form of stock options, and various benefits, including medical and deferred compensation plans, generally available to employees of the Company.

BASE SALARY

     Base salary levels for the Company's executive officers are competitively set relative to other comparable companies. In determining salaries the Committee also takes into account individual experience and performance.

STOCK OPTION PROGRAM

     The stock option program is the Company's long-term incentive plan for executive officers and key employees. The objectives of the program are to align executive and Shareholder long-term interests by creating a strong and direct link between executive pay and Shareholder return, and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company's Common Stock.

     In May 1995 a stock option plan allowing the issuance of options on up to 500,000 shares of the Company's Common Stock was approved by the Shareholders. This stock option plan provides for the grant of both options intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code, as amended, and nonstatutory stock options which do not qualify for such treatment. The stock option plan authorized a committee of directors to award executive and key employee stock options, as well as options to directors and nonemployees who are in a position to materially benefit the Company. Stock options were granted at an option price equal to the fair market value of the Company's Common Stock on the date of grant, have ten year terms and may contain exercise restrictions established by the committee. Awards are made at a level calculated to be competitive with companies of comparable size and complexity. Shares authorized for issuance under this plan are exhausted, although in the event options granted under this plan lapse, those shares would again become available.

     A new stock option plan authorizing options on 500,000 shares of Common Stock of the Company on substantially the same terms is proposed to be approved. See "Proposal 5: Approval of Stock Option Plan."

DEFERRED COMPENSATION

     Effective July 1, 1986, the Company adopted a 401(k) Employee Savings Plan. The 401(k) is a "cash or deferred" plan under which employees may elect to contribute a certain portion of their compensation which they would otherwise be eligible to receive in cash. The Company has agreed to make a matching contribution of 20% of the employees' contributions of up to 6% of their compensation. In addition, the Company may make a profit sharing contribution at the discretion of the Board. All full time employees of the Company or its U.S. subsidiaries who have completed six months of service are eligible to participate in the plan. Participants are immediately 100% vested in all contributions. The plan does not contain an established termination date and it is not anticipated that it will be terminated at any time in the foreseeable future.

BENEFITS

     The Company provides medical benefits to the executive officers that are generally available to Company employees. In addition, executive officers may be provided with other benefits, such as life insurance and automobiles. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for any executive officer for fiscal 1998.

CHIEF EXECUTIVE OFFICER

     Charles J. Drake has served as the Company's Chief Executive Officer since 1978. His base salary for the 1998 year was $160,000.

     Significant factors in establishing Mr. Drake's compensation were his strategic and overall management direction of the Company and his position and long service to the Company.

     The Committee believes Mr. Drake's compensation is comparable to that of chief executive officers of similar companies.

                                          THE COMPENSATION COMMITTEE

                                          Max A. Coon
                                          Vincent Shunsky

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the other executive officers whose compensation for the 1998 year exceeded $100,000:

                                                                 ANNUAL                  LONG TERM
                                                              COMPENSATION              COMPENSATION
                                                            -----------------       --------------------
                                                                                               ALL OTHER
                    NAME AND                                SALARY     BONUS        OPTIONS     COMP(1)
               PRINCIPAL POSITION                   YEAR      ($)       ($)           (#)         ($)
               ------------------                   ----    ------     -----        -------    ---------
Charles J. Drake................................    1998    160,000         0             0      7,308(2)
Chairman of the Board                               1997    160,000         0       100,000      7,911(2)
and Chief Executive Officer                         1996    295,000         0             0      5,255(2)
Mark R. Doede...................................    1998    115,962         0             0        520
President and                                       1997    105,000         0        15,000        519
Chief Operating Officer                             1996    105,000         0         3,000        520
Richard R. Current..............................    1998    115,000         0             0      1,380
Executive Vice President                            1997    115,000         0        10,000        769
and Chief Financial Officer                         1996    115,000         0        20,000      1,096
Arthur D. Harmala...............................    1998     93,077         0             0      1,117
Vice President of Marketing,                        1997     90,000         0        15,000        887
Vision Products                                     1996     92,380    20,000         8,000        890
Lyle D. Harbin..................................    1998    100,000    64,127(3)          0      1,701
Vice President of Sales,                            1997    101,021         0        10,000      1,212
Welding Products                                    1996     80,962         0         3,000        972

-------------------------
(1) Unless otherwise indicated, compensation in this category represents the Company's 20% match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan.

(2) Includes premiums of $6,520, $5,893 and $5,255 paid by the Company on executive term life insurance in 1998, 1997 and 1996, respectively.

(3) Represents sales commissions earned by Mr. Harbin.

OPTIONS

     The following table summarizes the value of the options held by the executive officers named in the Summary Compensation Table above as of December 31, 1998. No options were granted to or exercised by the named individuals during the year ended December 31, 1998. All of the options held by the named individuals are presently exercisable.

                             YEAR END OPTION VALUES

                                                                                   VALUE OF
                                                                 NUMBER OF       UNEXERCISED
                                                                UNEXERCISED      IN-THE-MONEY
                                                                OPTIONS AT        OPTIONS AT
                            NAME                                  FY-END            FY-END
                            ----                                -----------      ------------
Charles J. Drake............................................      250,000             $0
Mark R. Doede...............................................       26,000             $0
Richard R. Current..........................................       45,000             $0
Arthur D. Harmala...........................................       34,000             $0
Lyle D. Harbin..............................................       13,000             $0

                             DIRECTOR COMPENSATION

     Directors who are not officers of the Company receive $200 for each meeting attended. In addition, Messrs. Sharf and Wallace each have consulting agreements with the Company pursuant to which they have agreed to provide consulting services to the Company for so long as they hold office as directors. The Company paid both Mr. Sharf and Mr. Wallace $9,600 for such consulting services during the fiscal year.


                         COMPARATIVE STOCK PERFORMANCE

     The graph below compares the cumulative total Shareholder return on the Common Stock of the Company for the last five years with the cumulative total return on the CRSP Total Return Index for the Nasdaq Stock Market (US Companies)
(1) and the Dow Jones Industrial Technology Index (2) over the same period, assuming the investment of $100 in the Company's Common Stock, the Nasdaq Index and the Industrial Technology Index on December 31, 1993, and reinvestment of all dividends.
                              [PERFORMANCE GRAPH]

                                                                                                          DOW JONES INDUSTRIAL
                                                       MEDAR, INC.           CRSP TOTAL RETURN INDEX        TECHNOLOGY INDEX
                                                       -----------           -----------------------      --------------------
12/31/94                                                   122                          98                         106
12/31/95                                                    70                         138                         147
12/31/96                                                    50                         170                         142
12/31/97                                                    48                         209                         150
12/31/98                                                    10                         293                         138

-------------------------
(1) The CRSP Total Return Index for the Nasdaq Stock Market (US Companies) is composed of all domestic common shares traded on the Nasdaq National Market and the Nasdaq Small-Cap Market.

(2) The Dow Jones Industrial Technology Index is composed of companies whose technology and high-tech products are primarily directed toward industrial production and/or quality control.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 1999 regarding the beneficial ownership of the Company's Common Stock by (i) the Principal Shareholder (Maxco, Inc.), (ii) the only other beneficial owners of more than 5% of the Company's outstanding stock that are known to the Company, (iii) each of the Company's Directors, (iv) each of the Company's Executive Officers listed in the Summary Compensation Table, above, and (v) all Officers and Directors of the Company as a group.

                                                         AMOUNT AND NATURE
                                                           OF BENEFICIAL
                                                             OWNERSHIP
                                                         -----------------
                                                          SOLE VOTING AND     SHARED VOTING AND
                                                         INVESTMENT POWER     INVESTMENT POWER     PERCENT
                                                         ----------------     -----------------    -------
Maxco, Inc...........................................        2,280,605(1)                           24.86%
  1118 Centennial Way
  Lansing, MI 48917
State Street Bank and Trust Company, as Trustee of
the Textron Master Trust.............................        1,000,000(2)                            9.97%
  One Enterprise Drive
  North Quincy, MA 02171
Charles J. Drake.....................................          341,500(3)                            3.68%
Max A. Coon..........................................           88,000(4)          19,150            1.19%
Richard R. Current...................................           46,000(5)           5,000               *
Mark R. Doede........................................           50,136(6)                               *
Lyle D. Harbin.......................................           19,180(7)                               *
Arthur D. Harmala....................................           34,000(8)             100               *
Stephan Sharf........................................                               6,000               *
Vincent Shunsky......................................           21,183(4)           2,000               *
William B. Wallace...................................           26,000(9)           3,000               *
All Directors and Officers as a Group (10 persons)...          625,999(10)         35,250            7.01%

-------------------------
 *  Beneficial ownership does not exceed 1%.

 (1) Includes Warrants for the purchase of 150,000 shares of Medar Stock.

 (2) Represents Warrants for the purchase of Common Stock. Information obtained from Schedule 13G dated February 12, 1998, filed with the Securities and Exchange Commission by State Street Bank and Trust Company and sent to the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934.

 (3) Includes options to purchase 250,000 shares.

 (4) Does not include shares held by Maxco, Inc., of which Mr. Coon is the President, Chairman of the Board and the owner of 23.6% of its Common Stock, or 4,500 shares held by the Maxco, Inc. Employee Profit Sharing Plan, of which Messrs. Coon and Shunsky are trustees.

 (5) Includes options to purchase 45,000 shares.

 (6) Includes options to purchase 26,000 shares.

 (7) Includes options to purchase 13,000 shares.

 (8) Includes options to purchase 34,000 shares.

 (9) Includes options to purchase 7,000 shares.

(10) Includes options to purchase 375,000 shares.


Item 13. Certain Relationships and Related Transactions

     Charles J. Drake, the Chairman and CEO of the Company, was indebted to the Company during 1998, with the largest aggregate amount of such indebtedness being $345,715. This debt was incurred by Mr. Drake in order to exercise options to purchase 150,000 shares of the Company's Common Stock and to satisfy certain personal obligations and is evidenced by promissory notes bearing interest at 9%. At March 31, 1999, the amount of this indebtedness was $347,715.

     Mark R. Doede, the President and COO of the Company, was indebted to the Company during 1998 with the largest aggregate amount of such indebtedness being $244,470. This debt was incurred by Mr. Doede in order to satisfy certain personal obligations and is evidenced by a promissory note bearing interest at 9%. At March 31, 1999, the amount of this indebtedness was $222,293.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    May 6, 1999                MEDAR, INC.





                           By:  /S/RICHARD R. CURRENT
                           -----------------------------------------------------
                           Richard R. Current, Executive Vice President of Finance (Principal Financial and Accounting Officer)