Form 10-Q
period 1999-03-31
MEDAR INC
filed 1999-05-17
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31,1999.

           Transition report pursuant to Section 13 or 15(d) of the Securities
   [ ]     Exchange Act of 1934. For the transition period from       to       .


                         Commission File Number 0-12728
                         ------------------------------


                                   MEDAR, INC.
             (Exact name of registrant as specified in its charter)

                 Michigan                                  38-2191935
   (State or other jurisdiction of incorporation or     (I.R.S. Employer
                     organization)                      Identification Number)

               38700 Grand River Avenue,
              Farmington Hills, Michigan                        48335
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
                                       YES   X    NO
                                          -------   -----

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of April 30, 1999 was 9,024,901.

                          Part 1. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                          Medar, Inc. and Subsidiaries

                                                                                  MARCH 31        DECEMBER 31
                                                                                    1999              1998
                                                                                -----------------------------
                                                                                       (Unaudited)
                                                                                      (In thousands)
Assets
Current Assets
         Cash                                                                   $   347             $   566
         Accounts receivable, less allowance of $400,000                         10,280              10.901
         Inventories                                                             10,951               9,749
         Costs and estimated earnings in excess of billings on
           incomplete contracts                                                   1,602               1,495
         Other current assets                                                       828                 683
                                                                                -------             -------
Total Current Assets                                                             24,008              23,394

Property, Plant and Equipment
         Land and land improvements                                                 377                 377
         Building and building improvements                                       6,319               6,317
         Production and engineering equipment                                     4,227               4,217
         Furniture and fixtures                                                   1,024               1,022
         Vehicles                                                                   313                 365
         Computer equipment                                                       5,684               5,675
                                                                                -------             -------
                                                                                 17,944              17,973
         Less accumulated depreciation                                            9,885               9,485
                                                                                -------             -------
                                                                                  8,059               8,488
Other Assets
         Capitalized computer software development costs, net
            of amortization                                                       5,433               5,349
         Patents, net of amortization                                             1,796               1,890
         Other                                                                      598                 692
                                                                                -------             -------
                                                                                  7,827               7,931
                                                                                -------             -------
                                                                                $39,894             $39,813
                                                                                =======             =======

See notes to consolidated financial statements.

                          Medar, Inc. and Subsidiaries

                                                                                  MARCH 31          DECEMBER 31
                                                                                    1999               1998
                                                                                ---------------------------------
                                                                                          (Unaudited)
                                                                                         (In thousands)
Liabilities and Stockholders' Equity

Current Liabilities
         Accounts payable                                                       $  6,642              $  5,559
         Employee compensation                                                       775                   889
         Accrued and other liabilities                                             1,201                   827
         Current maturities of long term debt                                     20,205                13,478
                                                                                --------              --------
Total Current Liabilities                                                         28,823                20,753

Long-Term Debt, less current maturities                                            1,616                 8,199

Stockholders' Equity
         Common stock, without par value, stated value $.20
             per share; 15,000,000 shares authorized;
             9,024,901 shares issued and outstanding                               1,805                 1,805
         Additional paid-in capital                                               31,187                31,187
         Retained-earnings deficit                                               (23,022)              (21,628)
         Notes receivable from officers                                             (580)                 (580)
         Accumulated translation adjustment                                           65                    77
                                                                                --------              --------
Total Stockholders' Equity                                                         9,455                10,861
                                                                                --------              --------
                                                                                $ 39,894              $ 39,813
                                                                                ========              ========

See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                          Medar, Inc. and Subsidiaries

                                                                                  THREE MONTHS ENDED MARCH 31
                                                                                  1999                1998
                                                                                ------------------------------------
                                                                                            (Unaudited)
                                                                                (In thousands, except per share data)
Net revenues                                                                    $ 8,826              $ 6,627
Direct cost of sales                                                              6,685                7,537
                                                                                -------              -------
                                                                                  2,141                 (910)

Other costs and expenses:
         Marketing                                                                  992                  977
         General and administrative                                                 662                  806
         Engineering and development:
          Expenditures                                                            1,771                2,224
          Allocated to cost of sales and capitalized software                      (548)              (1,191)
                                                                                -------              -------
                                                                                  1,223                1,033
         Product restructuring and other charges - Note C                                              5,571
                                                                                -------              -------
                                                                                  2,877                8,387
                                                                                -------              -------

Loss from operations                                                               (736)              (9,297)
         Interest                                                                   657                  632
                                                                                -------              -------
Net loss                                                                        $(1,393)             $(9,929)
                                                                                =======              =======
Basic and diluted loss per share                                                $ (0.15)             $ (1.10)
                                                                                =======              =======
Weighted average number of shares of common stock and
         common stock equivalents, where applicable                               9,025                9,025
                                                                                =======              =======

See notes to consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                          Medar, Inc. and Subsidiaries

                                                                                   THREE MONTHS ENDED MARCH 31
                                                                                    1999              1998
                                                                                --------------------------------
                                                                                          (Unaudited)
                                                                                         (In thousands)
Operating activities
Net loss                                                                        $(1,393)            $(9,929)
Adjustments to reconcile net loss to net cash provided by
operating activities:
          Depreciation and amortization                                             915               1,578
          Changes in operating assets and liabilities                               603               4,856
          Restructuring charges                                                                       5,571
                                                                                -------             -------
             Net cash provided by operating activities                              125               2,076

Investing activities
(Purchase) disposal of property and equipment                                        29                (189)
Investment in capitalized software and patents                                     (505)               (909)
                                                                                -------             -------
               Net cash used in investing activities                               (476)             (1,098)

Financing activities
Decrease in long term debt and current maturities                                   144              (1,080)

Effect of exchange rate changes on cash                                             (12)                 49
                                                                                -------             -------

  Decrease in cash                                                                 (219)                (53)

Cash at beginning of period                                                         566                 831

                                                                                -------             -------
         Cash at end of period                                                  $   347             $   778
                                                                                =======             =======


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          Medar, Inc. and Subsidiaries
                                 March 31, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Note B - Sale of Welding Division

On April 28, 1999 the Company reached an agreement subject to shareholder approval, to sell substantially all operating assets of the Welding Division for estimated total consideration of up to $37,300,000 which includes cash, the assumption of certain liabilities, a note, certain payments for transition related services and payments dependent on post closing revenues. Gain on the sale of these assets is estimated to be $6,500,000 which is anticipated to be recognized in the second quarter of 1999.

The results of operations for the Welding Division have been reported in the consolidated statements of operations for the current and prior periods. A summary of these results of operations are as follows.

                                               March 31
                                            (In thousands)
                                         1999            1998
                                      -----------    --------------
        Net sales                     $     7,128    $       5,032
        Costs and expenses                  5,823            6,379
                                      -----------    -------------
        Net income (loss)             $     1,305    $      (1,347)
                                      ===========    =============

A summary of the assets to be sold and liabilities to be assumed by the purchaser related to the Welding Division is as follows:

                                                                                  March 31            December 31
                                                                                    1999                 1998
                                                                                ------------         ------------
                                                                                         (In thousands)
Assets:
Accounts receivable                                                             $  8,625              $  8,063
Inventories                                                                        6,592                 5,418
Costs and estimated earnings in excess of
  billings                                                                         1,302                 1,296
Other current assets                                                                 152                   157
Warranty obligation payable                                                         (100)                 (100)
Accounts payable                                                                  (3,000)               (3,000)
                                                                                --------              --------
Net current assets                                                                13,571                11,834

Net fixed Assets                                                                   3,436                 3,587
Net capitalized software costs                                                     1,096                   996
Net patents                                                                        1,445                 1,539
Other non-current assets                                                             228                   265
Patent license payable                                                            (1,354)               (1,354)
                                                                                --------              --------
Net non-current assets                                                             4,851                 5,033

Note C - Restructuring of Operations

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

Note D - Comprehensive Income

Total comprehensive loss was $1,405,000 and ($9,880,000) for the three months ended March 31, 1999 and 1998, respectively.

Note E - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                 MARCH 31        DECEMBER 31
                                   1999             1998
                              ------------     -------------
                                       (In thousands)
Raw materials                  $    5,694      $    5,244
Work-in-process                     2,796           1,818
Finished goods                      2,461           2,687
                              -----------      ----------
                               $   10,951      $    9,749
                              ===========      ==========

Note F - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

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

Long-term contracts include a relatively high percentage of engineering costs and are generally less than one year in duration.

Activity on long-term contracts is summarized as follows:

                                                                                  MARCH 31         DECEMBER 31
                                                                                    1999              1998
                                                                                -------------     -------------
                                                                                          (In thousands)
Contract costs to date                                                           $4,661             $4,766
Estimated contract earnings                                                       3,432              3,363
                                                                                 ------             ------
                                                                                  8,093              8,129
Less billings to date                                                             6,491              6,634
                                                                                 ------             ------
Costs and estimated earnings in excess of billings on
        incomplete contracts                                                     $1,602             $1,495
                                                                                 ======             ======

Note G - Long Term Debt and Other Financing Arrangements

Long-term debt consisted of the following:

                                                                                  MARCH 31         DECEMBER 31
                                                                                    1999              1998
                                                                                -------------     -------------
                                                                                          (In thousands)
Revolving note payable to bank                                                  $10,000             $10,000
Subordinated debentures, interest at 12.95%, principal due
       June 2000 through 2004                                                     6,606               6,583
Term notes payable to bank                                                        3,117               3,214
Patent license to corporation, payable $300,000 yearly
         including interest                                                       1,554               1,554
Other                                                                               544                 326
                                                                                -------             -------
                                                                                 21,821              21,677
Less current maturities                                                          20,205              13,478
                                                                                -------             -------
                                                                                $ 1,616             $ 8,199
                                                                                =======             =======

The revolving note payable to bank had an original due date of August 31, 1999, and currently provides for advances up to $10,000,000 based upon levels of eligible accounts receivable and inventory. At March 31, 1999, the line was fully drawn and interest was at the Bank's prime rate plus 1%. For various periods during the year, the Company was not in compliance with certain of the covenants of the agreement associated with the note payable. Under a new agreement entered into late in the year, the Bank and Company agreed to continue the loan on a basis similar to the operating basis followed under the original agreement. The principal change from the former agreement is that the new agreement expired on March 5, 1999. As of March 4, 1999, the Bank and the Company agreed to extend the expiring new agreement to June 7, 1999, under substantially similar terms as the expiring agreement. Substantially all Company assets not previously pledged under term notes (see below), have been pledged as collateral for this indebtedness. Management believes that the bank will extend the agreement through the date of the sale of the Welding Division (See Note B) at which time the indebtedness and the term notes are expected to be paid or refinanced.

The term notes to bank are covered under the new agreement with the Bank as to expiration date, and therefore are all due June 7, 1999. The term notes are described as follows:

- $62,500 quarterly plus interest at the Bank's prime rate, plus 1%, collateralized by a first mortgage on the Company's Grand River facility;
- $14,111 monthly, plus interest at 8.7%, collateralized by a first mortgage on the Company's Crestview facility;
-    $2,189 monthly, plus interest at the Bank's prime rate, plus 1%

The subordinated debentures mature $700,000 on each June 30 in the years 2000 to 2004, with the balance due June 30, 2005. Interest on the debentures is payable quarterly at 12.95% per annum. At the time the debentures were issued, the debenture holders were granted warrants for the purchase of 1,400,000 shares of the Company's common stock at $6.86. At December 31, 1997 and throughout 1998, the Company was not in compliance with certain of the covenants of the debenture agreement and the Company was unsuccessful in 1998 in obtaining waivers of the covenant violations. As a result, at December 31, 1997 and throughout 1998 the debentures were classified as a current liability. Under an agreement reached in March of 1999, the debenture holders agreed to adjust the loan covenants and make other changes in the agreement in exchange for an agreement by the Company to allow for repricing of the related warrants based on the occurrence of certain future events allowing for long term classification of the debt at December 31, 1998. The first quarter of 1999 operating loss has resulted in violations of the adjusted covenants related to the debentures. The company has not requested waivers or amendments to the agreements. Management believes that the bond holders will refrain from exercising their rights as a result of these violations through the closing of the sale of the Welding Division (See Note B) at which time the indebtedness is expected to be paid.

The patent license payable relates to future payments to a corporation for use of certain patents. The payments are due in seven remaining installments and have been discounted at 8%.

Maturities of long-term debt are $246,000 in 2000; $270,000 in 2001; $298,000 in
2002; $268,000 in 2003; $534,000 thereafter.

Note H - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                MARCH 31     DECEMBER 31
                                                                                  1999          1998
                                                                                ---------    ------------
                                                                                    (In thousands)
Deferred tax liabilities:
     Deductible software development costs, net of amortization                 $ 1,790        $ 1,808
     Tax over book depreciation                                                     513            498
     Percentage of completion                                                       544            508
                                                                                -------        -------
         Total deferred tax liabilities                                           2,847          2,814

Deferred tax assets:
     Net operating loss carry forwards                                            9,962          9,489
     Credit carry forwards                                                        1,061          1,097
     Reserve for warranty                                                            61             61
     Other                                                                          357            339
                                                                                -------        -------
         Total deferred tax assets                                               11,441         10,986
Valuation allowance for deferred tax assets                                       8,594          8,172
                                                                                -------        -------
         Net deferred tax assets                                                  2,847          2,814
                                                                                -------        -------
         Net deferred tax liabilities                                           $   -0-        $   -0-
                                                                                =======        =======

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the nine months ended March 31 is as follows:

                                             1999         1998
                                         ----------    ----------
                                              (In thousands)
Tax at U.S. statutory rates               $  (473)     $  (3,376)
Change in valuation allowance                 422          3,326
Other                                          51             50
                                         --------      ---------
                                          $     -      $       -
                                         ========      =========

Note I - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                   QUARTER ENDED MARCH 31
                                                     1999           1998
                                              (In thousands except share and per
                                                         share amounts)
                                              ---------------   ----------------
        Numerator:
        Net earnings (loss) for basic and
            diluted earnings per share:         $    (1,393)     $   (9,929)


        Denominator:
        Denominator for basic earnings
           per share - weighted-
           average shares                         9,024,901       9,024,901
                                                -----------      ----------

        Basic and diluted earnings (loss)
            per share                           $      (.15)     $    (1.10)
                                                ===========      ==========
            *there was no effect of
              dilutive securities


For additional disclosures regarding stock options and warrants see Note J.

Warrants to purchase 1,400,000 shares of common stock and options to purchase 662,100 shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect.

Note J - Stock Options and Warrants

At March 31, 1999, there were options outstanding to purchase 662,100 shares of common stock at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note K - Segment Data

                          Quarter Ended March 31, 1999

----------------------------------------------------------------------------------------------------------------
                                                   Optical Inspection    Resistance Welding    Consolidated
                                                       Systems              Controls
----------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Net revenues                                          $  1,698            $  7,128              $  8,826
Amortization of software development cost                  307                  99                   406
Research, development, and engineering
        expense                                            841                 382                 1,223
Earnings (loss) from operations                         (2,041)              1,305                 (736)
Net interest expense                                                                                 657
----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                        $ (1,393)
================================================================================================================

                          Quarter Ended March 31, 1998

----------------------------------------------------------------------------------------------------------------
                                                   Optical Inspection    Resistance Welding    Consolidated
                                                       Systems              Controls
----------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)
Net revenues                                          $  1,594            $  5,033              $  6,627
Amortization of software development cost                  820                 212                 1,032
Research, development, and engineering
        expense                                            828                 205                 1,033
Loss from operations                                    (7,950)             (1,347)               (9,297)
Net interest expense                                                                                 632
----------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                                        $ (9,929)
================================================================================================================

(a) Loss from operations for the quarter ended March 31, 1998 includes restructuring charges of $5,627 for Vision-based Inspection Systems and $1,346 for Resistance Welding Controls (see note C).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net revenues increased by $2.2 million to $8.8 million in the first quarter of 1999 from $6.6 million in the first quarter of 1998. The increase, which came in the Welding Division was a result of a stronger order and delivery schedule in the first quarter of 1999 as compared to 1998.

Direct costs of sales in 1998 include a charge for $1.4 million of inventory. This inventory was related to specific product discontinuances announced in the spring of 1998. Exclusive of this charge, direct costs of sales decreased from 92% of revenue in 1998 to 76% of revenue in 1999. This decrease arose in part from product mix, but primarily from better fixed overhead absorption in 1999.

Marketing expense remained unchanged in dollars, but decreased as a percentage of revenues from 14.7% in the first quarter of 1998 to 11.2% in the first quarter of 1999. The percentage decrease is related to the fixed nature of these expenses despite the increased revenues.

General and administrate expense decreased $144,000 from $806,000 in the first quarter of 1998 to $662,000 in the first quarter of 1999 and as a percentage of revenue from 12.2% to 7.5%. The level of general and administrative expense in terms of dollars reflects the decrease in this expense to levels closer to per quarter averages of more recent years. These costs are essentially fixed and do not vary with revenues.

Expenditures for engineering and development decreased by $400,000 from $1,580,000 to $1,180,000. This decrease resulted from personnel reductions in the engineering departments in the spring of 1998. Net engineering and development was unchanged between the periods as less software was capitalized in 1999.

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


Liquidity and Capital Resources

At March 31, 1999, the Company had a revolving note payable to the bank, subordinated debentures due 2000 through 2005 and various term notes. Levels of advances under the revolving notes are based on levels of acceptable accounts receivable and inventory. At March 31, 1999, the Company had fully drawn the $10,000,000 limit of the revolving note.

The Company reported an operating loss of $1.4 million for the first quarter of 1999. On April 28, 1999, the Company announced that agreement had been reached, subject to shareholder approval, for the sale of the Company's Welding Division ("Asset Sale") for consideration expected to total $37 million. This transaction is expected to close in late June or early July 1999.

The revolving note is governed by an agreement that provides for the continuation of the agreement through June 7, 1999. There is no assurance that the bank will extend the note beyond that date. Despite the first quarter 1999 operating loss, management believes that the bank will continue to provide credit facilities to June 7, 1999 and further through the date of the closing of the Asset Sale, at which time the credit facility is expected to be paid or refinanced.

The Company has been in violation of tangible net worth and net worth ratio covenants in an agreement related to the $7.0 million of subordinated debentures since December 31, 1997. Early in 1999, an agreement was reached with the agent for the bondholders that provides for waiver of past violations and adjustment of the covenants. In exchange for these concessions by the bondholders the Company agreed to adjust the strike price of warrants held by the bond holders based on the occurrence of certain future events. The first quarter 1999 operating loss has resulted in violations of the adjusted covenants related to the debentures. The Company does not currently intend to request waivers or adjustments of these violations. Management believes that the bondholders will refrain from exercising their rights as a result of these violations through the closing of the Asset Sale at which time the debentures are expected to be paid.

If the Asset Sale is consummated, it is expected that the Cash Proceeds of the transaction will be sufficient to pay all existing funded indebtedness with the exception of the Company's mortgage on its Grand River Building. Additionally, it is expected that all trade payables and other liabilities related to the Welding Division will be paid. Following the Asset Sale, the Company expects to refinance the current mortgage on its headquarters building and to obtain a modest line of credit in support of working capital. Cash to be generated from operations and deferred payments are expected to further support cash flow needs through 1999.

Impact of Year 2000

Management has determined that the Company will be required to modify or replace certain portions of its internal software and hardware so that those systems will properly utilize dates beyond December 31, 1999. Management presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

For its own information technology, management expects to fully complete software replacement, including testing and implementation, no later than September 30, 1999. Once testing is complete, the operating equipment will be ready for immediate use. The testing and implementation of all software is expected to be fully completed by September 30, 1999.

The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000, and is being funded through operating cash flows and capital leases. To date, the Company has incurred approximately $350,000 ($50,000 expensed and $300,000 capitalized for new systems and equipment) related to both its Year 2000 project and ordinary business expenditures that also addresses the Year 2000 issue.

Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company could be unable to effectively manufacture and ship certain products. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and prices of inventory purchased for assembly into finished products. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing the interest rates on the Company's long term debt whenever possible. The Company does not generally enter into long-term purchase contracts but instead purchase inventory to fill specific sales contracts thereby minimizing risks with respect to inventory price fluctuations.

Foreign Exchange Rates - The Company's locations outside the US are in Canada and the United Kingdom. In both cases these are sales offices with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

         - Canadian Dollar
         - Japanese Yen
         - Pound Sterling
         - French Francs

In Management's opinion, as the currencies of Canada, Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has note been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 1999, the fair market value of market risk sensitive instruments or potential for near-term losses of earnings or cash flows for such instruments was not material.

                                     PART II

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        exhibits.

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

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K -
CON'T

10.16* Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.17 General Security Agreement dated March 29, 1996 by and between Medar, Inc. and NBD Bank (filed as Exhibit 10.26 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).
10.18 General Security Agreement dated March 29, 1996 by and between Integral Vision-AID, Inc. and NBD Bank (filed as Exhibit 10.27 to the registrant's Form 10-Q for the quarter ended March 31, 1996, SEC file 0-12728, and incorporated herein by reference).
10.19 General Security Agreement dated May 1, 1996 by and between Medar Canada Ltd. and NBD Bank (filed as Exhibit 10.28 to the registrant's Form 10-Q for the quarter ended June 30,1996, SEC file 0-12728, and incorporated herein by reference).
10.20 Amended and Restated Term Note dated July 15, 1997 by and between Medar, Inc. and NBD bank (filed as Exhibit 10.37 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).
10.21 Collateral Assignment of Property Rights and Security Agreement dated July 15, 1997 by and between Medar, Inc. and NBD bank (filed as
           Exhibit 10.38 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).
10.22 Stock Purchase Agreement between Maxco, Inc. and Medar, Inc. dated July 23, 1997 (filed as Exhibit 10.39 to the registrant's Form 10-Q for the quarter ended June 30, 1997, SEC file 0-12728, and incorporated herein by reference).
10.24 Amended and Restated Revolving Credit and Loan Agreement dated July 31, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank (filed as Exhibit 10.24 to the registrants Form 10-Q for the quarter ended September 30, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.25 Amendment and Forebearance Agreement dated December 14, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank. (Filed as
           Exhibit 10.25 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.26 Amended and Restated Master Demand Business Loan Note dated December 14, 1998 by and between Medar, Inc. and Integral Vision LTD and NBD Bank. (Filed as Exhibit 10.26 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.27 First Amendment to Mortgage (Grand River Mortgage-see 10.12) dated December 14, 1998 by and between Medar, Inc. and NBD Bank. (Filed as
           Exhibit 10.27 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.28 First Amendment to Mortgage (Crestview Court Mortgage-see 10.13) dated December 14, 1998 by and between Medar, Inc. and NBD Bank. (Filed as Exhibit 10.28 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.29 Second Amended and Restated Master Demand Business Loan Note dated December 14, 1998 by and between Medar, Inc. and NBD Bank. (Filed as
           Exhibit 10.29 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.30 Amended and Restated Installment Loan Note dated December 14, 1998 by and between Medar, Inc. and NBD Bank. (Filed as Exhibit 10.30 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.31 First Amendment to Amendment and Forebearance Agreement dated March 5, 1999 by and between Medar, Inc. and Integral Vision LTD. and NBD Bank. (Filed as Exhibit 10.31 to the registrants Form 10-K for the year ended December 31, 1998, SEC file 0-12728, and incorporated herein by reference.)
10.32 Asset Sale Purchase Agreement between Medar, Inc. and Weltronic (filed as exhibit to the registrants Preliminary Schedule 14A - Rule 14A-101 dated May 6, 1999 and incorporated herein by reference.)
(b)        There were no reports on Form 8-K filed in the quarter ended March
           31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/S/CHARLES J. DRAKE
-------------------
-------------------------------------------------------------------------5/14/99
Charles J. Drake
President & Chairman of the Board
Medar, Inc.
(Principal Executive Officer)




/S/RICHARD R. CURRENT
---------------------
-------------------------------------------------------------------------5/14/99
Richard R. Current
Executive Vice President & Chief Financial Officer
Medar, Inc.
(Principal Financial & Accounting Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                     Description
-----------                     -----------
    27                            Financial Data Schedule