Form 10-Q
period 1999-06-30
INTEGRAL VISION INC
filed 1999-08-16
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30,1999.

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from         to         .
                                                         ---------   --------

                         Commission File Number 0-12728


                              INTEGRAL VISION, INC.
             (Exact name of registrant as specified in its charter)


                 Michigan                              38-2191935
      (State or other jurisdiction                  (I.R.S. Employer
    of incorporation or organization)             Identification Number)

        38700 Grand River Avenue,
        Farmington Hills, Michigan                       48335
 (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:      (248) 471-2660


               Former name, former address and former fiscal year,
                          if changed since last report:

                                   MEDAR, INC.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of July 31, 1999 was 9,024,901.

                          Part 1. Financial Information

ITEM 1.   FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                      Integral Vision, Inc. and Subsidiary
               (In thousands, except share and per share amounts)


                                                                              JUNE 30               DECEMBER 31
                                                                                1999                    1998
                                                                       ---------------------------------------------
                                                                                       (Unaudited)
Assets
Current Assets
         Cash                                                            $        3,930        $           566
         Accounts receivable, less allowance of $400,000                          2,372                  2,838
         Inventories                                                              3,158                  4,381
         Costs and estimated earnings in excess of billings on                      234                    199
           incomplete contracts
         Current maturities of notes from sale of welding division                1,290
         Other current assets                                                       386                    533
         Current assets of welding division sold June 30, 1999                                          14,877
                                                                       ---------------------------------------------
Total Current Assets                                                             11,370                 23,394

Property, Plant and Equipment
         Land and land improvements                                                 363                    363
         Building and building improvements                                       3,732                  3,732
         Production and engineering equipment                                     2,654                  2,605
         Furniture and fixtures                                                     868                    847
         Vehicles                                                                   200                    254
         Computer equipment                                                       3,294                  2,845
                                                                       ---------------------------------------------
                                                                                 11,111                 10,646
         Less accumulated depreciation                                            6,919                  6,086
                                                                       ---------------------------------------------
                                                                                  4,192                  4,560
Other Assets
         Capitalized computer software development costs, net
           of amortization                                                        4,386                  4,353
         Patents, net of amortization                                               273                    351
         Notes from sale of welding division, less unamortized
           discount and current maturities                                        4,797
         Other                                                                      135                    467
                                                                       ---------------------------------------------
                                                                                  9,591                  5,171
          Noncurrent assets of welding division sold June 30,
            1999                                                                                         6,688
                                                                       ---------------------------------------------
                                                                         $       25,153        $        39,813
                                                                       =============================================

See notes to consolidated financial statements.

                      Integral Vision, Inc. and Subsidiary
               (In thousands, except share and per share amounts)

                                                                            JUNE 30               DECEMBER 31
                                                                              1999                   1998
                                                                    -----------------------------------------------
                                                                                     (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
         Accounts payable                                              $         4,274         $        5,559
         Employee compensation                                                     320                    489
         Purchase adjustment payable                                             3,753
         Accrued and other liabilities                                           1,945                  1,227
         Deferred revenue and other credits                                      2,067
         Current maturities of long term debt                                                          13,478
                                                                    -----------------------------------------------
Total Current Liabilities                                                       12,359                 20,753

Long-Term Debt, less current maturities                                                                 8,199

Stockholders' Equity
         Common stock, without par value, stated value $.20
           per share; 15,000,000 shares authorized;
           9,024,901 shares issued and outstanding                               1,805                  1,805
         Additional paid-in capital                                             31,187                 31,187
         Retained-earnings deficit                                            (19,471)               (21,628)
         Notes receivable from officers                                          (580)                  (580)
         Accumulated translation adjustment                                      (147)                     77
                                                                    -----------------------------------------------
Total Stockholders' Equity                                                      12,794                 10,861
                                                                    -----------------------------------------------
                                                                       $        25,153         $       39,813
                                                                    ===============================================


See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Integral Vision, Inc. and Subsidiary
                    (In thousands, except per share amounts)

                                                                               THREE MONTHS ENDED JUNE 30
                                                                              1999                   1998
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
Net revenues                                                             $         2,409     $            3,565
Direct cost of goods sold                                                          2,574                  1,396
                                                                      ---------------------------------------------
Gross margin                                                                       (165)                  2,169

Other costs and expenses:
         Marketing                                                                   682                    512
         General and administrative                                                  216                    343
         Engineering and development:
            Expenditures                                                           1,099                  1,079
            Allocated to cost of sales and capitalized software                    (170)                  (233)
                                                                      ---------------------------------------------
                                                                                     929                    846

                                                                      ---------------------------------------------
         Total costs and expenses                                                  1,827                  1,701
                                                                      ---------------------------------------------
Operating income (loss)                                                          (1,992)                    468
Interest expense                                                                     237                    224
                                                                      ---------------------------------------------
Income (loss) from continuing operations before income taxes                     (2,229)                    244
Provision (credit) for income taxes                                                (700)                     83
                                                                      ---------------------------------------------
Income (loss) from continuing operations                                         (1,529)                    161

Income (loss) from discontinued welding operations, less
  applicable income taxes of $-0- and $-0- in the quarter ended
  June 30, 1999 and 1998, respectively and $-0- and $(83) in
  the six months ended June 30, 1999 and 1998, respectively                          136                    (59)
Gain on disposal of discontinued Welding division, less
  applicable income taxes of $1,200                                                5,526
Extraordinary charge for early retirement of debt less
applicable income tax credit $200                                                   (583)
                                                                      ---------------------------------------------
                                                           NET INCOME  $           3,550     $              102
                                                                      =============================================

Basic and diluted earnings per share:
         Income (loss) from discontinuing operations                   $          (0.17)    $              0.02
         Income (loss) from discontinued Welding operations                         0.01                 (0.01)
         Gain on disposal of Welding division                                       0.61                      -
         Extraordinary charge                                                     (0.06)                      -
                                                                      =============================================
         Net income                                                    $            0.39    $              0.01
                                                                      =============================================

Weighted average number of shares of common stock and common
  stock equivalents, where applicable                                              9,025                  9,046
                                                                      =============================================

See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Integral Vision, Inc. and Subsidiary
                    (In thousands, except per share amounts)

                                                                                SIX MONTHS ENDED JUNE 30
                                                                              1999                   1998
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
Net revenues                                                             $         4,107     $            5,159
Direct cost of goods sold                                                          4,577                  4,730
                                                                      ---------------------------------------------
Gross margin                                                                       (470)                    429

Other costs and expenses:
         Marketing                                                                 1,251                  1,150
         General and administrative                                                  543                    709
         Engineering and development:
            Expenditures                                                           2,279                  2,658
            Allocated to cost of sales and capitalized software                    (509)                  (984)
                                                                      ---------------------------------------------
                                                                                   1,770                  1,674
         Product restructuring and other charges - Note C                                                 4,231
                                                                      ---------------------------------------------
         Total costs and expenses                                                  3,564                  7,764
                                                                      ---------------------------------------------
Operating income (loss)                                                          (4,034)                (7,335)
Interest expense                                                                     482                    459
                                                                      ---------------------------------------------
Income (loss) from continuing operations before income taxes                     (4,516)                (7,794)
Provision (credit) for income taxes                                                (700)                     83
                                                                      ---------------------------------------------
Income (loss) from continuing operations                                         (3,816)                (7,877)

Income (loss) from discontinued welding operations, less
  applicable income taxes of $-0- and $-0- in the quarter ended
  June 30, 1999 and 1998, respectively and $-0- and $(83) in
  the six months ended June 30, 1999 and 1998 respectively                         1,030                (1,950)
Gain on disposal of discontinued Welding division, less
  applicable income taxes of $1,200                                                5,526
Extraordinary charge for early retirement of debt less
  applicable income tax credit of $200                                             (583)
                                                                      =============================================
                                                    NET INCOME (LOSS)    $         2,157     $          (9,827)
                                                                      =============================================

Basic and diluted earnings per share:
         Income (loss) from continuing operations                        $        (0.42)     $           (0.87)
         Income (loss) from discontinued Welding operations                         0.11                 (0.22)
         Gain on disposal of Welding division                                       0.61                      -
         Extraordinary charge                                                     (0.06)                      -
                                                                      =============================================
         Net income (loss)                                               $          0.24     $           (1.09)
                                                                      =============================================

Weighted average number of shares of common stock and common
  stock equivalents, where applicable                                              9,025                  9,025
                                                                      =============================================

See notes to consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                      Integral Vision, Inc. and Subsidiary
                                 (In thousands)


                                                                                SIX MONTHS ENDED JUNE 30
                                                                               1999                  1998
                                                                       --------------------------------------------
                                                                                       (Unaudited)
Operating activities
         Net income (loss)                                               $          2,157      $        (9,827)
          Adjustments to reconcile income (loss) to net cash
            provided by continuing operations:
               Depreciation and amortization                                          813                   981
               Discontinued operations                                            (1,030)                 1,950
               Gain on disposal of segment of business                            (5,526)
               Extraordinary loss on extinguishment of debt                           583
               Restructuring charges                                                                      5,633
               Changes in operating assets and liabilities, net of
                   effect of business sold                                          3,436                (1,767)
                                                                       --------------------------------------------
               Net cash (used) provided by continuing operations                      433                (3,030)

Investing activities
         Net book value of business assets sold                                    31,570                 5,018
         Notes receivable in connection with asset sale                            (6,087)
         Purchase of property, plant and equipment, net of
           disposals                                                                  174                   126
         Investment in capitalized computer software costs                          (606)                  (53)
         Reduction in other assets                                                    364                   251
                                                                       --------------------------------------------
                                                                                   25,415                 5,342
Financing activities
         Decrease in long term debt and current maturities                        (22,260)               (2,640)

Effect of exchange rate changes on cash                                              (224)                   37
                                                                       --------------------------------------------

Increase (decrease) in cash                                                         3,364                  (291)

Cash at beginning of period                                                           566                   831
                                                                       ============================================
          Cash at end of period                                          $          3,930      $            540
                                                                       ============================================


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      Integral Vision, Inc. and Subsidiary
                                  June 30, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Note B - Sale of Welding Division

On June 30, 1999, the Company sold it's welding division for cash and certain deferred payments. The accompanying financial statements reflect the transaction as the disposal of a business segment. As such, comparative amounts in prior period financial statements have been restated to exclude welding division assets, liabilities and operations.

The deferred payments associated with the sale include subordinated notes and other amounts. The notes bear interest at an agreed upon floating rate and are payable quarterly over four years. For financial reporting purposes the notes have been discounted to provide an interest rate appropriate to the risk characteristics of the obligations. Other deferred payments are based on achievement of certain sales levels during the period January 1, 1999 to December 31, 2000. No financial statement recognition will be given these other payments until earned.

Note C - Restructuring of Operations

Early in the second quarter of 1998, management completed an evaluation of competitive conditions and product offerings in the vision and welding divisions. A charge of $6,973,000 was recorded as of March 31, 1998 to give effect to the impairment of assets identified in this review. The charge consisted of $5,268,000 related to capitalized software development costs, $1,402,000 related to inventory (included in direct costs of sales) and $303,000 of other accruals. $5,633,000 of this charge is included with continuing operations and $1,340,000 is included with discontinued operations.

Note D - Comprehensive Income

Total comprehensive income (loss) was $3,762,000 and $90,000 for the three month period ended June 30, 1999 and 1998 respectively, and $2,357,000 and $(9,990,000) for the six month periods ended June 30, 1999 and 1998, respectively.

Note E - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                 JUNE 30          DECEMBER 31
                                  1999                1998
                            ---------------------------------------
                                        (In thousands)
Raw materials                $        1,873      $         2,033
Work-in-process                         766                  593
Finished goods                          519                1,755
                            ---------------------------------------
                             $        3,158      $         4,381
                            =======================================

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

Activity on long-term contracts is summarized as follows:

                                                                  JUNE 30          DECEMBER 31
                                                                   1999               1998
                                                            --------------------------------------
                                                                       (In thousands)
Contract costs to date                                       $            12       $         12
Estimated contract earnings                                              340                305
                                                            --------------------------------------
                                                                         352                317
Less billings to date                                                    118                118
                                                            --------------------------------------
Costs and estimated earnings in excess of billings on
   incomplete contracts                                      $           234       $        199
                                                            ======================================

Note G - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                             JUNE 30          DECEMBER 31
                                                                              1999               1998
                                                                       --------------------------------------
                                                                                  (In thousands)
Deferred tax liabilities:
     Deductible software development costs, net of amortization         $         1,315     $        1,808
     Tax over book depreciation                                                      93                498
     Percentage of completion                                                        80                508
                                                                       --------------------------------------
         Total deferred tax liabilities                                           1,488              2,814

Deferred tax assets:
     Net operating loss carry forwards                                            7,469              9,489
     Credit carry forwards                                                        1,326              1,097
     Reserve for warranty                                                            61                 61
     Other                                                                          219                339
                                                                       --------------------------------------
         Total deferred tax assets                                                9,075             10,986
Valuation allowance for deferred tax assets                                       7,587              8,172
                                                                       --------------------------------------
         Net deferred tax assets                                                  1,488              2,814
                                                                       --------------------------------------
         Net deferred tax liabilities                                   $           -0-     $          -0-
                                                                       ======================================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the six months ended June 30 is as follows:

                                           1999              1998
                                    -------------------------------------
                                               (In thousands)
Tax at U.S. statutory rates          $          835    $        (3376)
Change in valuation allowance                 (585)               3326
Other                                            50                 50
                                    -------------------------------------
                                     $          300    $           -0-
                                    =====================================

Note H - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                          THREE MONTHS ENDED JUNE 30              SIX MONTHS ENDED JUNE 30
                                           1999               1998                1999                1998
                                                       (In thousands except share and per share amounts)
                                     -----------------------------------------------------------------------------
Numerator:
Net income (loss) for basic and
diluted earnings per share:           $       3,550       $          102      $       2,157       $     (9,827)


Denominator:
Denominator for basic earnings
     per share - weighted-
     average shares                       9,025,000            9,025,000          9,025,000          9,025,000
                                     ------------------- ------------------  ----------------- --------------------

Basic and diluted income (loss)
     per share                        $         .39       $          .01      $         .24       $      (1.09)
                                      ============================================================================


Warrants to purchase common stock and employee stock options outstanding during the period were not included in the computation of diluted income per share because the inclusion of these options were not material.

For additional disclosures regarding stock options and warrants see Note I.

Note I - Stock Options and Warrants

At June 30, 1999, there were options outstanding to purchase 564,800 shares of common stock at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

Net revenues from continuing operations decreased $1.2 million to $2.4 million in the second quarter of 1999 from $3.6 million in the second quarter of 1998. Net revenues in total, which included $1.5 million of revenues from the sale of patent technology in the second quarter of 1998 were otherwise comparable in total between the periods. Revenues from sales of disc inspection systems decreased $100,000 and revenues from sales of software and other products were up $400,000, exclusive of the $1.5 million patent sales revenue.

Costs of goods sold increased as a percentage of sales to 107% from 39% in the second quarter of 1998. The negative gross margin in 1999 results from material costs in relation to sales prices of products and sales at levels too low to support levels of fixed overhead and other fixed costs during the period. In 1998, gross margins were positively effected by the sale of patent technology which had no recorded costs.

Costs and expenses are comparable between the periods with some increased costs in marketing as the Company continues to support the expansion of sales of existing products and entries into new markets with new or existing products. Savings in general and administrative were achieved during the quarter as a continuation of cost reductions generally realized during late 1998 and early 1999.

On June 30, 1999, the Company sold its welding division and realized an after tax gain of $5.7 million. The cash proceeds of the sale were used on that day, in part, to repay outstanding indebtedness of the Company. As charges were incurred in relation to the early repayment of certain of the indebtedness, in conformity with accounting principles these charges were recognized as extraordinary charges, net of tax.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO JUNE 30, 1998

Net revenues from continuing operations decreased by $1.1 million to $4.1 million in the period of six months ended June 30, 1999 from $5.2 million in the period of six months ended June 30, 1998. Net revenues which included $1.5 million of revenues from the sale of patent technology in 1998 were other wise up $400,000 between the periods. Revenues from sales of disc inspection systems increased $100,000 and revenues from sales of software and other products were up $300,000 exclusive of the $1.5 million patent sales revenue.

Costs of goods sold increased as a percentage of sales to 111% from 92% in the period of six months ended June 30, 1998. The negative gross margin in 1999 results from high material costs in relation to sales prices of products and sales levels too low to support levels of fixed overhead and other fixed costs during the period. In 1998, gross margins were positively effected by the sale of patent technology that had no recorded costs.

Costs and expenses are comparable between the periods with a significant decrease in the levels of expenditures for engineering and development expenses reflecting staff reductions implemented late in the first quarter of 1998.

On June 30, 1999, the Company sold its welding division and realized an after tax gain of $5.7 million. The cash proceeds of the sale were used on that day, in part, to repay outstanding indebtedness of the Company. As charges were incurred in relation to the early repayment of certain indebtedness, in conformity with accounting principals these charges were recognized as extraordinary charges, net of tax.

Liquidity and Capital Resources

The Company used the cash proceeds from the sale of the welding division to pay all funded indebtedness on June 30, 1999. The sale transaction requires that the Company re-pay sale proceeds to the buyer to the extent that certain assets were not maintained at agreed upon levels at the date of the closing of the transaction. This asset purchase adjustment is estimated to be $3.75 million and has been reflected as a current liability at June 30, 1999. Payment of the liability is to be made no later than September 29, 1999.

Management is currently negotiating with a bank for financing that when combined with other resources is expected to be sufficient to liquidate this liability.

It is expected that available borrowing capacity under the proposed line not used to fund the asset purchase adjustment, the receipt of deferred payments under the asset purchase agreement and operating cash flow will be sufficient to support cash flow needs over the next twelve months.

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

The charges related to inventory ($1.4 million) were recorded as part of direct cost of sales and the charges related to software development costs and the building reserve (totaling $5.6 million) were reflected as product restructuring and other charges with other costs and expenses in the consolidated statements of operations in the first quarter of 1998. $5.7 million of this charge is included with continuing operations and $1.3 million is included with discontinued operations.

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

The Company will utilize both internal and external resources to reprogram or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $400,000, and is being funded through operating cash flows. To date, the Company has incurred approximately $350,000 ($50,000 expensed and $300,000 capitalized for new systems and equipment) related to both its Year 2000 project and ordinary business expenditures that also addresses the Year 2000 issue.

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

Foreign Exchange Rates - The Company's location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

     -    Japanese Yen
     -    Pound Sterling
     -    French Francs

In Management's opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 1999, the fair market value of market risk sensitive instruments or potential for near-term losses of earnings or cash flows for such instruments was not material.

                                     PART II
ITEM 4.   RESULTS OF VOTES OF SECURITY HOLDERS

The Annual Meeting of the Company was held on June 28, 1999. The matters voted upon and the results of the vote follow:

1.   Approve the sale of the assets of the welding division


            FOR                         AGAINST                       ABSTAIN                 BROKER NON-VOTES
----------------------------- ----------------------------- ---------------------------- ---------------------------
         5,280,912                       62,360                       12,700                     2,951,276

2.   Approve change of Company's name to Integral Vision, Inc.

            FOR                         AGAINST                       ABSTAIN                 BROKER NON-VOTES
----------------------------- ----------------------------- ---------------------------- ---------------------------
         5,277,230                       57,530                       21,212                     2,951,276

3.   Authorize adjournment of meeting in certain circumstances

            FOR                         AGAINST                       ABSTAIN                 BROKER NON-VOTES
----------------------------- ----------------------------- ---------------------------- ---------------------------
         7,695,346                      297,547                       314,355                        0

4.   Election of Directors

                                                         FOR                                 ABSTAIN
                                        -------------------------------------- -------------------------------------
Max A. Coon                                           8,214,650                               92,598
Richard R. Current                                    8,223,600                               83,648
Charles J. Drake                                      8,223,040                               84,208
Stephen Sharf                                         8,223,240                               93,598
Vincent Shunsky                                       8,213,650                               93,598
William B. Wallace                                    8,223,650                               83,598


5. Approve stock option plan for issuance of up to 500,000 shares for option granted

            FOR                         AGAINST                       ABSTAIN                 BROKER NON-VOTES
----------------------------- ----------------------------- ---------------------------- ---------------------------
         4,817,903                      459,377                       78,692                     2,951,276

6.   Other business (None)

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Exhibits.

Exhibit
Number  Description of Document
----------------------------------
3.1     Articles of Incorporation, as amended.
3.2     Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file
        0-12728, and incorporated herein by reference).
4.1     Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.3     Form of Medar, Inc. Common Stock Purchase Warrant Certificate (filed as
        Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file
        0-12728, and incorporated herein by reference).
10.1    Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993
        (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended
        December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.2    Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File
        0-12728, and incorporated herein by reference).
10.3    Medar, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.4    Form of Confidentiality and Non-Compete Agreement Between the Registrant
        and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.5    Integral Vision, Inc. 1999 Employee Stock Option Plan
10.16*  Patent License Agreement dated October 4, 1995 by and between Medar,
        Inc. and Square D Company (filed as Exhibit 10.24 to the registrant's
        Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.32   Asset Sale Purchase Agreement between Medar, Inc. and Weltronic (filed as exhibit to the registrants Preliminary Schedule 14A - Rule 14A-101 dated May 6, 1999 and incorporated herein by reference.)
27      Financial Data Schedule
(b)     Reports on Form 8-K. On May 3, 1999, a Form 8-K was filed to report event under Item 5. No financial statements were included in the report.

        *The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/S/CHARLES J. DRAKE
                                                                        8/12/99
------------------------------------------------------------------------
Charles J. Drake
President & Chairman of the Board
Integral Vision, Inc.
(Principal Executive Officer)




/S/RICHARD R. CURRENT
                                                                        8/12/99
------------------------------------------------------------------------
Richard R. Current
Executive Vice President & Chief Financial Officer
Integral Vision, Inc.
(Principal Financial & Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                               Description
-------                              -----------
3.1     Articles of Incorporation, as amended.
3.2     Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file
        0-12728, and incorporated herein by reference).
4.1     Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.3     Form of Medar, Inc. Common Stock Purchase Warrant Certificate (filed as
        Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file
        0-12728, and incorporated herein by reference).
10.1    Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993
        (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended
        December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.2    Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File
        0-12728, and incorporated herein by reference).
10.3    Medar, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.4    Form of Confidentiality and Non-Compete Agreement Between the Registrant
        and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.5    Integral Vision, Inc. 1999 Employee Stock Option Plan
10.16*  Patent License Agreement dated October 4, 1995 by and between Medar,
        Inc. and Square D Company (filed as Exhibit 10.24 to the registrant's
        Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.32   Asset Sale Purchase Agreement between Medar, Inc. and Weltronic (filed as exhibit to the registrants Preliminary Schedule 14A - Rule 14A-101 dated May 6, 1999 and incorporated herein by reference.)
27      Financial Data Schedule
(b)     Reports on Form 8-K. On May 3, 1999, a Form 8-K was filed to report event under Item 5. No financial statements were included in the report.

        *The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.