Form 10-Q
period 1999-09-30
INTEGRAL VISION INC
filed 1999-11-12
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---------- Exchange Act of 1934. For the Quarterly period ended September
           30,1999.

           Transition report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934. For the transition period from        to      .
----------                                                      ------    ------


                         Commission File Number 0-12728


                              INTEGRAL VISION, INC.
             (Exact name of registrant as specified in its charter)

             Michigan                                               38-2191935
(State or other jurisdiction of incorporation or      (I.R.S. Employer Identification Number)
          organization)

               38700 Grand River Avenue,
              Farmington Hills, Michigan                          48335
       (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (248) 471-2660


      Former name, former address and former fiscal year, if changed since last report:

                                       N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days. YES  X    NO
                                      ----      ---


The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of October 31, 1999 was 9,024,901.

                          Part 1. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets
                      Integral Vision, Inc. and Subsidiary
               (In thousands, except share and per share amounts)

                                                                            SEPTEMBER 30           DECEMBER 31
                                                                                1999                  1998
                                                                       ---------------------------------------------
                                                                                       (Unaudited)
Assets
Current Assets
         Cash                                                            $          401        $           566
         Accounts receivable, less allowance of $350,000 at
            September 30, 1999 and $400,000 at December 31,
            1998                                                                  2,847                  2,838
         Inventories                                                              3,288                  4,381
         Costs and estimated earnings in excess of billings on
           incomplete contracts                                                     890                    199
         Current maturities of notes and other deferred
           payments from sale of welding division                                 2,790
         Other current assets                                                       693                    533
         Current assets of welding division sold June 30, 1999                                          14,877
                                                                       ---------------------------------------------
Total Current Assets                                                             10,909                 23,394

Property, Plant and Equipment
         Land and land improvements                                                 363                    363
         Building and building improvements                                       3,740                  3,732
         Production and engineering equipment                                     2,657                  2,605
         Furniture and fixtures                                                     883                    847
         Vehicles                                                                   204                    254
         Computer equipment                                                       3,424                  2,845
                                                                       ---------------------------------------------
                                                                                 11,271                 10,646
         Less accumulated depreciation                                            7,058                  6,086
                                                                       ---------------------------------------------
                                                                                  4,213                  4,560
Other Assets
         Capitalized computer software development costs, net
           of amortization                                                        4,393                  4,353
         Patents, net of amortization                                               269                    351
         Notes from sale of welding division, less unamortized
         discount and current maturities                                          4,651
         Other                                                                       43                    467
                                                                       ---------------------------------------------
                                                                                  9,356                  5,171
          Noncurrent assets of welding division sold June 30,
           1999                                                                                          6,688
                                                                       ---------------------------------------------
                                                                         $       24,478        $        39,813
                                                                       =============================================



See notes to consolidated financial statements.

                      Integral Vision, Inc. and Subsidiary
               (In thousands, except share and per share amounts)

                                                                          SEPTEMBER 30            DECEMBER 31
                                                                              1999                   1998
                                                                    -----------------------------------------------
                                                                                     (Unaudited)
Liabilities and Stockholders' Equity
Current Liabilities
         Accounts payable                                              $         2,257         $        5,559
         Employee compensation                                                     382                    489
         Purchase adjustment payable                                             3,901
         Accrued and other liabilities                                           2,982                  1,227
         Deferred revenue and other credits                                        986
         Current maturities of long term debt                                                          13,478
                                                                    -----------------------------------------------
Total Current Liabilities                                                       10,508                 20,753

Long-Term Debt, less current maturities                                                                 8,199

Stockholders' Equity
          Common stock, without par value, stated value $.20
             per share; 15,000,000 shares authorized;
             9,024,901 shares issued and outstanding                             1,805                  1,805
         Additional paid-in capital                                             31,187                 31,187
         Retained-earnings deficit                                            (18,328)               (21,628)
         Notes receivable from officers                                          (577)                  (580)
         Accumulated translation adjustment                                      (117)                     77
                                                                    -----------------------------------------------
Total Stockholders' Equity                                                      13,970                 10,861
                                                                    -----------------------------------------------
                                                                       $        24,478         $       39,813
                                                                    ===============================================

See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Integral Vision, Inc. and Subsidiary
                    (In thousands, except per share amounts)

                                                                            THREE MONTHS ENDED SEPTEMBER 30
                                                                              1999                   1998
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
Net revenues                                                             $         3,975     $            2,529
Direct cost of goods sold                                                          2,618                  2,063
                                                                      ---------------------------------------------
Gross margin                                                                       1,357                    466

Other costs and expenses:
         Marketing                                                                   587                    552
         General and administrative                                                  239                    393
         Engineering and development:
            Expenditures                                                             852                  1,054
            Allocated to cost of sales and capitalized software                    (300)                  (216)
                                                                      ---------------------------------------------
                                                                                     552                    838
                                                                      ---------------------------------------------
         Total costs and expenses                                                  1,378                  1,783
                                                                      ---------------------------------------------
Operating income (loss)                                                             (21)                (1,317)
Interest income                                                                      345
Interest expense                                                                                            217
                                                                      ---------------------------------------------
Income (loss) from continuing operations before income taxes                         324                (1,534)
Provision (credit) for income taxes                                                  300                  (191)
                                                                      ---------------------------------------------
Income (loss) from continuing operations                                              24                (1,343)

Income (loss) from discontinued welding operations                                                          287
Gain on disposal of discontinued Welding Division, plus
         income tax credit of $300                                                 1,120
                                                                      ---------------------------------------------
                                                    NET INCOME (LOSS)    $         1,144     $          (1,056)
                                                                      =============================================

Basic and diluted income (loss) per share:
         Income (loss) from continuing operations                        $                   $           (0.15)
         Income (loss) from discontinued welding operations                                              (0.03)
         Gain on disposal of Welding Division                                       0.12
                                                                      ---------------------------------------------
         Net income (loss)                                               $          0.12     $           (0.12)
                                                                      =============================================

Weighted average number of shares of common stock and
         common stock equivalents, where applicable                                9,025                  9,025
                                                                      =============================================


See notes to consolidated financial statements.

                      Consolidated Statements of Operations
                      Integral Vision, Inc. and Subsidiary
                    (In thousands, except per share amounts)

                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                              1999                   1998
                                                                      ---------------------------------------------
                                                                                      (Unaudited)
Net revenues                                                             $         8,082     $            7,688
Direct cost of goods sold                                                          7,195                  6,793
                                                                      ---------------------------------------------
Gross margin                                                                         887                    895

Other costs and expenses:
         Marketing                                                                 1,838                  1,702
         General and administrative                                                  782                  1,102
         Engineering and development:
            Expenditures                                                           3,131                  3,712
            Allocated to cost of sales and capitalized software                    (809)                (1,200)
                                                                      ---------------------------------------------
                                                                                   2,322                  2,512
         Product restructuring and other charges - Note C                                                 4,231
                                                                      ---------------------------------------------
         Total costs and expenses                                                  4,942                  9,547
                                                                      ---------------------------------------------
Operating income (loss)                                                          (4,055)                (8,652)
Interest income                                                                      345
Interest expense                                                                   (482)                  (676)
                                                                      ---------------------------------------------
Income (loss) from continuing operations before income taxes                     (4,192)                (9,328)
Provision (credit) for income taxes                                                (400)                  (108)
                                                                      ---------------------------------------------
Income (loss) from continuing operations                                         (3,792)                (9,220)

Income (loss) from discontinued welding operations, less
         applicable income taxes of $-0- and $(83) in the nine
         months ended September 30, 1999 and 1998,
         respectively                                                              1,030                (1,664)
Gain on disposal of discontinued Welding Division, less
         applicable income taxes of $900                                           6,646
Extraordinary charge for early retirement of debt less
         applicable income tax credit of $200                                       (583)
                                                                      ---------------------------------------------
                                                    NET INCOME (LOSS)    $         3,301     $         (10,884)
                                                                      =============================================

Basic and diluted income (loss) per share:
         Income (loss) from continuing operations                        $        (0.42)     $           (1.02)
         Income (loss) from discontinued welding operations                         0.11                 (0.19)
         Gain on disposal of Welding Division                                       0.74                      -
         Extraordinary charge                                                     (0.06)                      -
                                                                      ---------------------------------------------
         Net income (loss)                                               $          0.37     $           (1.21)
                                                                      =============================================

Weighted average number of shares of common stock and
         common stock equivalents, where applicable                                9,025                  9,025
                                                                      =============================================

See notes to consolidated financial statements.

                 Condensed Consolidated Statements of Cash Flows
                      Integral Vision, Inc. and Subsidiary
                                 (In thousands)

                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                               1999                  1998
                                                                       --------------------------------------------
                                                                                       (Unaudited)
Operating activities
         Net income (loss)                                               $          3,301      $        (10,884)
          Adjustments to reconcile income (loss) to net cash
            provided by continuing operations:
               Depreciation and amortization                                        1,261                 1,576
               Discontinued operations                                             (1,030)                1,664
               Gain on disposal of segment of business                             (6,646)
               Extraordinary loss on extinguishment of debt                           583
               Restructuring charges                                                                      5,633
               Changes in operating assets and liabilities, net of
                effect of business sold                                              (435)               (1,646)
                                                                       --------------------------------------------
               Net cash (used) provided by continuing operations                   (2,966)               (3,657)

Investing activities
         Net book value of business assets sold                                    33,142                 6,287
         Notes receivable in connection with asset sale                            (7,441)
         Purchase of property, plant and equipment, net of
          disposals                                                                    13                   139
         Investment in capitalized computer software costs                           (885)                 (405)
         Reduction in other assets                                                    426                   161
                                                                       --------------------------------------------
                                                                                   25,255                 6,182
Financing activities
         Decrease in long term debt and current maturities                        (22,260)               (2,672)

Effect of exchange rate changes on cash                                              (194)                   64
                                                                       --------------------------------------------

Increase (decrease) in cash                                                          (165)                  (83)

Cash at beginning of period                                                           566                   831
                                                                       --------------------------------------------
          Cash at end of period                                          $            401      $            748
                                                                       ============================================


See notes to consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                      Integral Vision, Inc. and Subsidiary
                               September 30, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Note B - Sale of Welding Division

On June 30, 1999, the Company sold its Welding Division for cash and certain deferred payments. The accompanying financial statements reflect the transaction as the disposal of a business segment. As such, comparative amounts in prior period financial statements have been restated to exclude welding division assets, liabilities and operations.

The deferred payments associated with the sale include subordinated notes and other amounts. The notes bear interest at an agreed upon floating rate and are payable quarterly over four years. For financial reporting purposes the notes have been discounted to provide an interest rate appropriate to the risk characteristics of the obligations. Other deferred payments are based on achievement of certain sales levels during the period January 1, 1999 to December 31, 2000. No financial statement recognition is given to these other payments until earned.

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

Note D - Comprehensive Income

Total comprehensive income (loss) was $1,174,000 and $(1,029,000) for the three month period ended September 30, 1999 and 1998 respectively, and $3,495,000 and $(10,820,000) for the nine month periods ended September 30, 1999 and 1998, respectively.

Note E - Inventories

At this time, the Company is able to determine inventory by classification only at the date inventories are physically counted. The next physical inventory is expected to be performed as of December 31, 1999. Beginning January 1, 2000 changes in systems currently being implemented are expected to provide this information for inclusion in subsequently filed Form 10-Q's.

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

Activity on long-term contracts is summarized as follows:

                                                                      SEPTEMBER 30        DECEMBER 31
                                                                          1999               1998
                                                                   --------------------------------------
                                                                              (In thousands)
Contract costs to date                                              $           430       $         12
Estimated contract earnings                                                     844                305
                                                                   --------------------------------------
                                                                              1,274                317
Less billings to date                                                           384                118
                                                                   --------------------------------------
Costs and estimated earnings in excess of billings on
       incomplete contracts                                         $           890       $        199
                                                                   ======================================

Note G - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                SEPTEMBER 30        DECEMBER 31
                                                                                    1999               1998
                                                                             --------------------------------------
                                                                                        (In thousands)
Deferred tax liabilities:
     Deductible software development costs, net of amortization               $         1,320     $        1,808
     Tax over book depreciation                                                           274                498
     Percentage of completion                                                             306                508
                                                                             --------------------------------------
         Total deferred tax liabilities                                                 1,900              2,814

Deferred tax assets:
     Net operating loss carry forwards                                                  6,432              9,489
     Credit carry forwards                                                              1,326              1,097
     Reserve for warranty                                                                  61                 61
     Other                                                                              1,279                339
                                                                             --------------------------------------
         Total deferred tax assets                                                      9,098             10,986
Valuation allowance for deferred tax assets                                             7,198              8,172
                                                                             --------------------------------------
         Net deferred tax assets                                                        1,900              2,814
                                                                             --------------------------------------
         Net deferred tax liabilities                                         $           -0-     $          -0-
                                                                             ======================================

The reconciliation of income taxes computed at the U.S. federal statutory rates to income tax expense for the nine months ended September 30 is as follows:

                                                                            1999              1998
                                                                     -------------------------------------
                                                                                (In thousands)
Tax at U.S. statutory rates                                           $        1,224    $       (3,376)
Change in valuation allowance                                                  (974)              3,326
Other                                                                             50                 50
                                                                     -------------------------------------
                                                                      $          300    $           -0-
                                                                     =====================================

Note H - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share.

                                                        THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           SEPTEMBER 30                           SEPTEMBER 30
                                                    1999                  1998                1999             1998
                                                               (In thousands, except per share amounts)
                                            -------------------------------------------------------------------------
 Numerator:
 Net income (loss) for basic and
      diluted earnings per share:           $       1,144       $       (1,056)      $       3,301       $    (10,884)


 Denominator:
 Denominator for basic earnings
      per share - weighted-
      average shares                                9,025                9,025               9,025              9,025
                                            -------------------------------------------------------------------------


 Basic and diluted income (loss)
      per share                             $         .12       $         (.12)      $         .37       $      (1.21)
                                            =========================================================================


Warrants to purchase common stock and employee stock options outstanding during the period were not included in the computation of diluted income per share because the inclusion of these items were not material.

For additional disclosures regarding stock options and warrants see Note I.

Note I - Stock Options and Warrants

At September 30, 1999, there were options outstanding to purchase 471,200 shares of common stock at prices ranging from $1.75 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

Net revenues from continuing operations increased $1.4 million to $4.0 million in the third quarter of 1999 from $2.5 million in the third quarter of 1998. Increased sales resulted from higher orders for products developed as applications of VisionBlox. Revenues from sales of disc inspection systems decreased $100,000 and revenues from sales of software and other products were up $1.5 million. Particularly strong sectors included print inspection and service sales.

Costs of goods sold decreased as a percentage of sales to 66% from 82% in the third quarter of 1998. Gross margins in 1999 were positively effected by sales volumes and product mix as sales of applications products have considerably less material cost of sales.

Marketing costs were comparable between the periods as the Company continued marketing on a basis similar to the past. Relationships with distribution and marketing partners are not expected to dramatically effect this expense category. General and administrative expenditures increased during the periods as certain expenditures shared with the Welding Division are now entirely paid by the Vision Division; however, costs recovered as part of the agreement related to the sale of the Welding Division resulted in an overall decrease in general and administrative expense. Engineering and development expenses have decreased in the 1999 quarter following reductions in resources allocated to this function compared to 1998. The completion of several large development projects was the reason for the resource reduction.

On June 30, 1999, the Company sold its Welding Division for $37.0 million, including $10.0 million for deferred payments. Cash received was sufficient to pay outstanding interest bearing indebtedness and interest bearing notes from the Buyer provided interest income. Certain payments from the Buyer are deferred pending the achievement of certain sales targets. $1.5 million of additional gain related to the first achievement of these targets, less certain additional costs, was recognized as additional gain in the third quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SEPTEMBER 30, 1998

Net revenues from continuing operations increased by $400,000 to $8.1 million in the period of nine months ended September 30, 1999 from $7.7 million in the period of nine months ended September 30, 1998. Exclusive of revenues from the sale of patent technology in 1998 totaling $1.5 million, overall revenues increased $1.9 million between the periods. Revenues from sales of disc inspection systems increased marginally and revenues from sales of software and other products were up over $1.5 million exclusive of the $1.5 million patent sales revenue.

Costs of goods sold as a percentage of sales remained stable between the periods. Exclusive of the patent technology sale in 1998, cost of sales decreased significantly in 1999 reflecting a better product mix.

Changes in costs and expenses between the periods are subject to the same explanations as for the third quarter above.

On June 30, 1999, the Company sold its Welding Division and realized an after tax gain of $6.6 million. The cash proceeds of the sale were used on that day, in part, to repay outstanding indebtedness of the Company. As charges were incurred in relation to the early repayment of certain indebtedness, in conformity with generally accepted accounting principals they were recognized as extraordinary charges, net of tax.

Liquidity and Capital Resources

The Company used the cash proceeds from the sale of the Welding Division to pay all funded indebtedness on June 30, 1999. The sale transaction requires that the Company re-pay sale proceeds to the buyer to the extent that certain assets were not maintained at agreed upon levels at the date of the closing of the transaction. This asset purchase adjustment is $3.9 million and has been reflected as a current liability at September 30, 1999. Management is currently negotiating with lenders for financing that when combined with other resources, including amounts offsettable on notes and other deferred payments from the purchaser of the Welding Division, are expected to be sufficient to liquidate this liability.

It is expected that available borrowing capacity, the receipt of deferred payments under the asset purchase agreement and operating cash flows will be sufficient to support cash flow needs over the next twelve months.

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

The charges related to inventory totaling $1.4 million were recorded as part of direct cost of sales and the charges related to software development costs and the building reserve, totaling $5.6 million, were reflected as product restructuring and other charges with other costs and expenses in the consolidated statements of operations in the first quarter of 1998. $5.7 million of this charge is included with continuing operations and $1.3 million is included with discontinued operations.

Impact of Year 2000

The Company sold, as part of the asset sale in 1999, the management information system it had used for a number of years. A new Year 2000 compliant system was purchased and installation has proceeded for the past four months. Although not fully installed, the system is sufficiently installed to provide basic functions. It is management's opinion that the system in its present form, even if no further implementation was undertaken, could adequately serve the Company's needs indefinitely. Total cost for purchase and installation of this software is $100,000. Approximately $50,000 of this expenditure has been capitalized.

The Company's products have been reviewed and are not believed to harbor any Year 2000 issues either related to past sales or potential future revenue.

Management initiated communications with its significant suppliers and customers to determine the extent to which the Company is vulnerable to potential third party failure to remediate their own Year 2000 issues. Although it is in the interest of this Company to use this information to mitigate these risks, because of the complexity of this issue, management can give no guarantee that the systems of other companies on which the Company's systems rely will be remedied for the Year 2000 issue on time or that a failure to remedy the problem by another company would not have a material adverse effect on the Company.

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

Foreign Exchange Rates - The Company's location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

       - Japanese Yen
       - Pound Sterling
       - French Francs

In Management's opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 1999, the fair market value of market risk sensitive instruments or potential for near-term losses of earnings or cash flows for such instruments was not material.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Exhibits.

Exhibit
Number     Description of Document
----------------------------------

3.1 Articles of Incorporation, as amended (filed as exhibit 3.1 to the registrant's form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).
4.1 Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant's Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.3 Form of Medar, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant's Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
10.1 Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.2 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.3 Medar, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.4 Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.5       Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as
           Exhibit 10.5 to the registrant's form 10-Q for the quarter ended June 30, 1999 and incorporated here in by reference.
10.16* Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.32 Asset Purchase Agreement between the Registrant and Weltronic (filed as exhibit to the registrant's Preliminary Schedule 14A - Rule 14A-101 dated May 6, 1999 and incorporated herein by reference.)
(b) The Company filed a report with the commission on July 13, 1999 on Form 8-K reporting the sale of the assets of it's Welding Division under Item 2 and provided the appropriate financial statements and exhibits under Item 7.
27         Financial Data Schedule
          *The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





/S/CHARLES J. DRAKE
___________________
________________________________________________________________________11/12/99
Charles J. Drake
President & Chairman of the Board
Integral Vision, Inc.
(Principal Executive Officer)




/S/RICHARD R. CURRENT
_____________________
________________________________________________________________________11/12/99
Richard R. Current
Executive Vice President & Chief Financial Officer
Integral Vision, Inc.
(Principal Financial & Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                        Description
-----------                        -----------

3.1 Articles of Incorporation, as amended (filed as exhibit 3.1 to the registrant's form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.)
3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).
4.1 Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant's Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.3 Form of Medar, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant's Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
10.1 Amendment to Medar, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.2 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.3 Medar, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.4 Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.5       Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as
           Exhibit 10.5 to the registrant's form 10-Q for the quarter ended June 30, 1999 and incorporated here in by reference.
10.16* Patent License Agreement dated October 4, 1995 by and between Medar, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.32 Asset Purchase Agreement between the Registrant and Weltronic (filed as exhibit to the registrant's Preliminary Schedule 14A - Rule 14A-101 dated May 6, 1999 and incorporated herein by reference.)
(b) The Company filed a report with the commission on July 13, 1999 on Form 8-K reporting the sale of the assets of it's Welding Division under Item 2 and provided the appropriate financial statements and exhibits under Item 7.
27         Financial Data Schedule
          *The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.