Form 10-K405
period 1999-12-31
INTEGRAL VISION INC
filed 2000-03-29
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1999.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to _____________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2191935 (I.R.S. Employer Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan (Address of principal executive offices)	48335 (Zip Code)

Registrant’s telephone number, including area code: (248) 471-2660

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value, Stated Value $.20 Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES X NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 29, 2000:

Common Stock, No Par Value, Stated Value $.20 Per Share — $30,447,505

The number of shares outstanding on each of the issuer’s classes of common stock, as of February 29, 2000:

Common Stock, No Par Value, Stated Value $.20 Per Share – 9,024,901

Documents Incorporated By Reference: Portions of the proxy statement for the annual shareholders meeting to be held May 24, 2000 are incorporated by reference into Part III.

Part I

ITEM 1. Business

General

On June 30, 1999, the Company sold the assets of its Welding Controls division. As a result of the sale, the Company changed its name to Integral Vision. “Integral Vision” (or the “Company”), formerly known as Medar, Inc., is a Michigan corporation incorporated in 1978. Integral Vision develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle applications for the Company’s products include optical inspection systems and general purpose vision software and applications thereof (collectively “machine vision products”). The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Sales of machine vision products are effected through Integral Vision and through Integral Vision LTD., a wholly owned subsidiary of the Company, located in Bedford, England.

Overview

Integral Vision is a supplier of machine vision systems and applications development software used to ensure product quality by monitoring and controlling the manufacturing process.

Machine vision has become a necessity for manufacturers who need to meet the increasing demand for high quality products and to improve production efficiency. Replacing other forms of inspection, Integral vision systems automatically gauge, identify and inspect parts with speed and accuracy. Quantitative information about each part is evaluated to check for functional or cosmetic defects. Our systems can be configured to statistically monitor the production process or send data to other equipment in the manufacturing cell. Such data could be used for example, by a diverter to send defective parts to a reject bin, or to automatically adjust the certain process attributes.

Target markets for our turnkey systems include the small display, optical disc, print, and packaging industries. Our applications development software, Common VisionBlox, can be applied to an extensive array of applications in industries that run the gamut from aerospace to medical to textiles, and everything in between.

Products

      Optical Disc Inspection

Compact disc inspection is considered an integral part of the replication process. Product quality has become an ever-growing concern among disc manufacturers during the evolution from CDs to DVDs and recordable media. Integral Vision has been serving the inspection needs of the optical disc inspection industry for over 12 years. During this time, we have seen many changes in the industry, including smaller in-line systems, faster production speeds, multiple inspections and many different disc formats. We have addressed these issues and much more with the introduction of our Series 2000 family of products.

The Series 2000 is the latest generation of Integral Vision’s optical disc inspection products. The series features systems designed for all stages of the production process, including replication, printing and packaging. We have upgraded our electronic and optical components, designing products with reliability, low maintenance and ease of use in mind. The Series 2000 family of products includes the OMNI, CDiD, CDiP, and CDiA.

Omni is the base inspection scanner system for all disc formats, consisting of a CPU, monitor, keyboard, optics and software. Users can add optical inspection channels to customize the OMNI to inspect the DVD, recordable and rewritable media. The OMNI is intended for easy integration into any replication line.

CDiD safeguards against mixed product by verifying disc orientation codes during any stage of the production process. The system performs optical character verification (OCV), bar code reading, Show & Go or any combination of the above.

CDiP is designed for monitoring the consistency of printed labels on optical discs. CDiP controls print quality in screen, offset and pad printing technologies.

CDiA is designed for use on the in-feed of an automatic sleeving machine. The system provides rotational information to guarantee all discs are packaged in the exact same manner.

      InteliCheck

The InteliCheck product line monitors the consistency of label printing, at the printing stage itself, or as the printed labels are being applied to product packaging. Consisting of a CPU, optical head and optional industrial cabinet, InteliCheck operates on-line to control print quality objectively and accurately.

InteliCheck monitors print quality for the screen, offset, pad printing and hot foil stamping technologies. Once an operator has completed the required production set up for a label, the vision system is trained to recognize the label print and registration using good sample labels. InteliCheck inspects each label as it is produced and can reject the label print quality and the quality of application if either fail to meet manufacturing specifications.

InteliCheck can detect typographical, batch/lot coding, color, or other label defects and can reject any label that is torn, creased or misaligned. This system is available for both color and monochrome label inspection of flat or oval products, or with a specially designed optical head for the inspection of cylindrical products.

      Common VisionBlox

In 1999, Integral Vision joined forces with Stemmer Imaging to bring to the market Common VisionBlox. This product is a combination of Integral Vision’s VisionBlox and Stemmer Imaging’s Common Vision Concept.

Common VisionBlox is a set of configurable software tools that can be used to develop powerful machine vision applications. Software-based vision algorithms can attain processing speeds that are comparable to or better than those of dedicated vision processing hardware. Common VisionBlox establishes a software platform for machine vision applications. These tools offer the speed, accuracy and reliability that comes only from extensive integration experience.

      Small Display Inspection

Integral Vision has over five years of experience in the display industry, with over 300 systems installed worldwide. Our initial product, LCI-Professional, is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision’s display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

In addition to our LCI Professional, we have recently begun delivering systems capable of inspecting LCOS (Liquid Crystal on Silicon) and other microdisplay devices. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones.

      Other

The InCase M2000 is a powerful, configurable, automatic inspection system designed to monitor the “in case” bottle filling process. The system is designed to accommodate multiple “check stations” connected to a single processor, enabling cartons to be inspected before and after the filling process, if required. The InCase system does not require product specific operator set-up, meaning no lost production time when different products are being inspected.

Production and Suppliers

The Company’s production process consists principally of assembling standard electrical, electronic and optical components and hardware subassemblies purchased from suppliers into finished products. When proprietary circuit boards are needed, the Company generally contracts for outside vendors to build the boards based on internal company designs.

The Company generally does not rely on a single source for parts and subassemblies, although certain components and subassemblies included in the Company’s products may only be obtained from a limited number of suppliers. Management believes alternative sources or designs could be developed for any of the components used in its products thereby mitigating any exposure to product interruption from shortages of parts or limited suppliers.

Intellectual Property

Management believes that technology incorporated in its products give it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 17 patents and has applied for 7 more. There can be no assurance that patents applied for will be granted, that the Company will have the resources to defend its patents or that patents the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development cost amounted to $3.1 million, $3.5 million, and $1.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. The Company’s current product development efforts are primarily directed to Small Display Inspection products, enhancement and expansion of the InteliCheck product line and application software development tools for vision for use as part of Common VisionBlox.

Marketing

The Company generally markets its vision products to end users, but the Company has had success in integrating its products with OEM’s in certain circumstances. More recently, the Company has begun to use distributors for its application software development tools for vision such as Common VisionBlox. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), Europe (through employees of Integral Vision, LTD and a relationship with Stemmer Imaging GmbH for Common VisionBlox), and Asia (through a combination of representatives and of Company employees). Company sales employees are compensated by a combination of salary and commission.

Competition

The Company experiences competition in all areas in which it operates. Competition is strongest in the optical disc market where the Company’s optical inspection systems compete with equipment from Dr. Schenk GmbH and Basler GmbH. Competition for Common VisionBlox, InteliCheck, Small Display Inspection, and the Company’s general vision application work comes from numerous niche producers, each providing competition within a particular product line. Cognex Corp. competes either directly or indirectly via systems integrators in some of the Company’s product lines, except optical disc inspection products.

Export Sales

Sales outside of the United States accounted for 54%, 70% and 29% of the Company’s net sales in 1999, 1998 and 1997. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company’s export billings are denominated in US dollars. Billings in the UK and Japan are generally in pound sterling and yen, respectively. On occasion other export billings are denominated in the currency of the customer’s country.

See notes to the Consolidated Financial Statements Part II – ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s result of operations. During the year ended December 31, 1999 sales to Globe and Machines Dubuit represented 36% of sales. Amounts due from these customers amounted to 40% of the respective outstanding trade receivable balance at December 31, 1999.

Backlog

As of December 31, 1999, the Company had an order backlog of approximately $783,000 compared to $574,000 at December 31, 1998. Management expects that the Company will ship products representing this entire backlog in 2000.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 29, 2000, the Company had approximately 89 permanent employees, as compared to 107 at February 28, 1999 and 127 at February 28, 1998. None of the Company’s employees are represented by a labor union.

ITEM 2. Properties

Manufacturing, engineering and administrative functions of Integral Vision are performed at an approximately 50,000 square foot facility owned by the Company in Farmington Hills, Michigan. In addition, Integral Vision LTD leases a 5,000 square foot facility in Bedford, England for sales and administrative functions.

ITEM 3. Legal Proceedings

The Company is not currently involved in any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the over-the-counter market (NASDAQ) as a National Market Issue under the symbol INVI. As of February 29, 2000, there were approximately 4,500 stockholders of the Company including individual participants in security position listings.

The table below shows the high and low sales prices for the Company’s common stock for each quarter in the past two years. The closing sales price for the Company’s common stock on February 29, 2000 was $4.813 per share.

	1999

	Mar 31	Jun 30	Sept 30	Dec 31

High	$2.688	$3.250	$2.688	$2.250

Low	1.125	1.500	1.063	1.031

	1998

High	$5.500	$3.500	$2.500	$1.813

Low	1.938	1.500	1.563	0.875

The market for securities of small market-capitalization companies has been highly volatile in recent years, often for reasons unrelated to a company’s results of operations. Management believes that factors such as quarterly fluctuations in financial results, failure of new products to develop as expected, sales of common stock by existing shareholders, and substantial product orders may contribute to the volatility of the price of the Company’s common stock. General economic trends such as recessionary cycles and changing interest rates may also adversely affect the market price of the Company’s common stock. No cash dividends on common stock have been paid during any period.

ITEM 6. Selected Financial Data

	Year ended December 31

	1999		1998		1997	1996	1995

			(restated)		(restated)	(restated)	(restated)

	(in thousands, except per share data)

Net revenues	$10,743		$9,434		$15,955	$13,618	$16,428

Gross margin	(105	)(a)	1,265	(c)(d)	4,313 (d)	798	653

Loss from continuing operations	(5,671)		(11,203	)(e)	(1,663)	(4,792)	(8,640	)(f)

Income (loss) from discontinued operations(g)	1,030		19		1,519	2,813	(2,943)

Gain on disposal of Welding division	8,749

Extraordinary charge from early retirement of debt	(583)

Net income (loss)	3,525	(b)	(11,184	)(e)	(144)	(1,979)	(11,583	)(f)

Basic and diluted earnings (loss)

per share:

Continuing operations	(.63)		(1.24)		(.19)	(.54)	(.99)

Discontinued Welding operations	.11				.17	.32	(.34)

Gain on disposal of Welding

division	.97

Extraordinary charge	(.06)

Net income (loss)	$.39		$(1.24)		$(.02)	$(.22)	$(1.33)

Weighted average shares	9,025		9,025		8,897	8,820	8,692

	At December 31

	1999	1998	1997	1996	1995

		(restated)	(restated)	(restated)	(restated)

	(in thousands)

Working capital	$5,810	$2,641	$3,478	$17,041	$18,676

Total assets	19,058	34,320	48,521	45,246	41,103

Long-term debt including current portion	2,000	20,123	22,592	19,784	14,437

Stockholders’ equity	14,325	10,861	22,003	21,302	22,767

(a)	In 1999, we charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.

(b)	Includes an $8.7 million after tax gain on disposal of the Welding Controls division and a $583,000 charge, net of tax credit, for the early retirement of debt.

(c)	In 1998, we charged-off inventory of $1.4 million as a result of our decision to no longer pursue the sale of certain products for the audio CD market.

(d)	Net revenues included $1.5 million from the sale of patent technology in both 1997 and 1998 which resulted in lower direct cost of sales as a percentage of sales.

(e)	Includes a $4.2 million write-off of capitalized software development costs.

(f)	Includes a $2.4 million charge for excess warranty costs.

(g)	See Note C to “Notes to Consolidated Financial Statements.”

The above selected financial data should be read in conjunction with Consolidated Financial Statements, including the notes thereto (Part II — ITEM 8) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II — ITEM 7). The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and its development of business.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On June 30, 1999, the Company sold the assets of its Welding Controls division. As a result of the sale, the Company changed its name to Integral Vision. Integral Vision develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company’s revenues are primarily derived from the sale of optical inspection equipment and general purpose vision software. Optical inspection equipment is principally sold to end users and suppliers of CD-R and DVD disc manufacturing equipment. General-purpose vision software is sold into numerous applications in a wide variety of industries. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company’s indebtedness; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company’s markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company’s results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements represent the Company’s best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company’s Statements of Operations as a percentage of net revenues. The impact of inflation for the periods presented was not significant.

		Year ended December 31

	1999	1998	1997

		(restated)	(restated)

Net revenues	100.0%	100.0%	100.0%

Direct cost of sales (a)	86.8	71.7	73.0

Specific inventory adjustment (b) (c)	14.2	14.9

Gross margin	(1.0)	13.4	27.0

Other costs and expenses:

Marketing	22.9	25.6	17.5

General and administrative	12.2	14.9	8.3

Engineering and development:

Expenditures	39.0	51.6	52.1

Allocated to capitalized software and direct cost of sales	(10.3)	(14.6)	(44.1)

Net engineering and development expenses	28.7	37.0	8.0

Product restructuring and other charges		45.0

Total other costs and expenses	63.8	122.5	33.8

Loss from operations	(64.8)	(109.1)	(6.8)

Other income	13.5
Interest income	3.5
Interest expense	(5.0)	(9.7)	(6.6)

Loss from continuing operations before income taxes	(52.8)	(118.8)	(13.4)

Provision (credit) for income taxes			(2.9)

Loss from continuing operations	(52.8)	(118.8)	(10.5)

Income from discontinued welding operations, less applicable income taxes	9.6	0.2	9.5

Gain on disposal of discontinued Welding division, less applicable income taxes	81.4
Extraordinary charge for early retirement of debt less applicable income tax credit	(5.4)

Net income (loss)	32.8%	(118.6)%	(1.0)%

(a)	Net revenues included $1.5 million from the sale of patent technology in both 1997 and 1998 which resulted in lower direct cost of sales as a percentage of sales.

(b)	In 1999, we charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.

(c)	In 1998, we charged-off inventory of $1.4 million as a result of our decision to no longer pursue the sale of certain products for the audio CD market.

Year Ended December 31, 1999, compared to the year ended December 31, 1998

Net revenues increased $1.3 million (13.9%) from $9.4 million in 1998 to $10.7 million in 1999. The increase resulted primarily from a recovery in optical inspection system revenues as the Company’s Series 2000 product lines became established in the field.

Direct costs of sales increased to $10.8 million in 1999 from $8.2 million in 1998 or as a percentage of sales to 101% from 86.6%. The direct costs of sales for 1999 includes an inventory charge-off of $1.5 million resulting from a review of the marketability of remaining inventory related to a previously discontinued product line. The direct costs of sales for 1998 includes an inventory charge-off resulting from our decision to no longer sell inspection systems for the audio CD market. Additionally, in 1998, revenues of $1.5 million from the sale of patent technology was included in net revenue which resulted in a lower direct cost of sales as a percentage of sales. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 86.8% in 1999 compared to 86.1% in 1998. This is the result of lower margins in the CD-R inspection portion of the optical disc inspection product line.

Marketing expense stayed relatively constant in dollar terms, but decreased as a percentage of net revenues from 25.6% to 22.9%. This resulted principally from the fixed nature of these expenses.

General and administrative expenses decreased to $1.3 million from $1.4 million and as a percentage of net revenues from 14.9% to 12.2%. This resulted primarily from a reduction in the overall G&A structure after the sale of the Welding Controls division.

Product development expenses decreased to $3.1 million from $3.5 million and as a percentage of net revenues from 37.0% to 28.7%. Development of the Series 2000 product line was substantially completed in early 1999, resulting in a significant reduction in product development expenditures. The savings were partially, though not completely, offset by increased product development expenditures for the Small Display Inspection Systems product line and the InteliCheck product line.

Other income of $1.5 million and interest income of $374,000 resulted from the sale of the Welding Controls division to Weltronic (WTC). The other income represents fees paid for services provided by Integral Vision for WTC during the transition period. These services included management services, use of facilities and software usage. The interest income represents the interest on the note receivable from WTC.

Interest expense decreased to $539,000 from $915,000 and as a percentage of net revenues to 5.0% from 9.7%. The decrease is a result of the pay-off of substantially all debt at June 30, 1999 using the proceeds from the sale of the Welding Controls division.

The gain on disposal of the Welding division of $8.7 million, net of tax, resulted from the sale of substantially all of the assets of the Welding Controls division on June 30, 1999.

An extraordinary charge of $583,000, net of tax credit, was a result of charges related to the early retirement of debt. These charges included unaccreted value assigned to warrants and unamortized discounts. The Company used proceeds from the sale of the Welding Controls division to pay-off substantially all outstanding debt on June 30, 1999.

Year Ended December 31, 1998, compared to the year ended December 31, 1997

Net revenues decreased $6.5 million (40.9%) from $16.0 million in 1997 to $9.4 million in 1998. Fifty percent of the decrease resulted from decreased sales of optical inspection products as the Company phased out its iNSPECt product line which is marketed primarily to compact disc manufacturers and introduced its Omni product line used by CD-R and DVD manufacturers. The remainder of the decrease resulted from decreased orders for the Company’s turnkey systems, principally those used in the cellular telephone industry.

Direct costs of sales decreased to $8.2 million from $11.6 million but as a percentage of sales increased to 86.6% from 73.0%. The decrease in the dollar amounts resulted principally from the decrease in sales. The percentage increase resulted from inventory related to the iNSPECt product line that was charged-off in the first quarter of 1998. Without this inventory charge-off, direct cost of sales as a percentage of sales would have decreased by 1.3% as a result of cost reductions during the year.

Marketing expense stayed relatively constant in dollar terms, but increased as a percentage of net revenues from 17.5% to 25.6%. This resulted principally from the fixed nature of these expenses. Although cost savings were achieved in some areas, additional costs were incurred to introduce the new Omni product line and to continue the marketing of VisionBlox software and VisionBlox applications.

General and administrative expense increased to $1.4 million from $1.3 million and as a percentage of net revenues from 8.3% to 14.9%. The dollar amount increases resulted from additional legal expenses and provision for uncollectable accounts receivable during the year. The increases in these expenditures were each related to issues specific to the 1998 year. The percentage increase resulted from the dollar increase factors combined with the fixed nature of these expenses.

Net engineering and development expense increased to $3.5 million from $1.3 million and as a percentage of net revenues from 8.0% to 37.0%. Actual spending related to this expense category decreased from $8.3 million to $4.9 million because of personnel and other cost reductions early in the year. The net increase resulted from fewer projects that were eligible for capitalization during the year. Additionally, development efforts related to the new Omni product line resulted in a higher dollar level of net expense. The percentage increase came from the reduced levels of net revenues and the fact that fewer projects were eligible for capitalization in 1998.

During the first quarter of 1998, in response to the financial conditions that arose due to heavy investments necessary to complete certain projects under development and unexpected low levels of orders and sales, management terminated 15% of the Company’s employees with combined salaries totaling 20% of total compensation. As these terminations severely constrained resources available for product support, it was followed by an extensive review of product offerings. This review determined that the Company would concentrate its efforts going forward towards products for the inspection of CD-R and DVD discs and products based on VisionBlox technology. Other products, including those related to compact disc production, and certain other products that were selling poorly or at low margins or which were no longer supportable in the software configurations in use were identified for phase out or abandonment. These products had unamortized software development costs totaling $4.2 million that was charged to operations. In addition, reserves were established totaling $1.4 million to reduce the cost of inventory related to these products to estimated realizable value.

The charges related to inventory ($1.4 million) were recorded as part of direct cost of sales and the charges related to software development costs ($4.2 million) were reflected as product restructuring charges with other costs and expenses in the Consolidated Statements of Operations in the first quarter of 1998.

Interest expense decreased to $915,000 from $1.1 million and increased as a percentage of net revenues from 6.6% to 9.7%. This increase as a percentage of net revenues is primarily attributable to the decreased revenues.

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 1999. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

	Quarter Ended

		1999				1998

	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

				(restated)	(restated)	(restated)	(restated)	(restated)

	(in thousands except per share data)

Net revenues	$2,661	$3,975	$2,409	$1,698	$1,746	$2,529	$3,565	$1,594

Gross margin	(992)	1,357	(165)	(305)	370	466	2,169	(1,740)

Income (loss) from continuing operations	(1,879)	24	(1,529)	(2,287)	(1,983)	(1,343)	161	(8,038)

Income (loss) from discontinued operations			136	894	1,682	287	(59)	(1,891)

Gain on disposal of Welding division	2,103	1,120	5,526

Extraordinary charge from early retirement of debt			(583)

Net income (loss)	224	1,144	3,550	(1,393)	(301)	(1,056)	102	(9,929)

Basic and diluted earnings (loss) per share:

Continuing operations	(.21)		(.17)	(.25)	(.22)	(.15)	.02	(.89)

Discontinued welding

operations			.01	.10	.19	.03	(.01)	(.21)

Disposal of Welding division	.23	.12	.61

Extraordinary charge			(.06)

Net income (loss)*	$.02	$.12	$.39	$(.15)	$(.03)	$(.12)	$.01	$(1.10)

*	The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

See MD&A for additional discussion.

Seasonality and Quarterly Fluctuations

The Company’s revenues and operating results have varied substantially from quarter to quarter. Net revenues and earnings are typically lower in the first and fourth quarters. The most significant factors affecting these fluctuations are the seasonal buying patterns of the Company’s customers. The end users of the Company’s optical inspection products typically add manufacturing capacity in the second and third quarters in anticipation of higher production requirements in the fourth quarter. The Company expects its net revenues and earnings to continue to fluctuate from quarter to quarter.

Liquidity and Capital Resources

On June 30, 1999, the company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company’s management personnel, facilities and software. The Company used the cash received upon execution of these two agreements to retire substantially all of the outstanding debt at June 30, 1999 (see Notes C and E of the Consolidated Financial Statements – Part II – ITEM 8).

Operating activities for 1999 used cash of approximately $2.6 million primarily due to the Company’s loss from continuing operations of $5.7 million. The cash used in operating activities was offset by a net decrease in certain working capital items. Inventory levels decreased due to a $1.5 million write-off of specific inventory. In addition, the Company also purchased much of the inventory for a job as the orders came in versus stocking the parts, which resulted in a lower level of inventory. Conversely, cash was used to fund an increase in accounts receivable which was attributable to the increased sales activity by the Company in 1999.

In addition to the sale of the Welding Controls division, the Company’s investing activities included a $1.4 million investment in capitalized software development in 1999. Software is an integral part of the Company’s business as it is included with nearly all of the Company’s product offerings; therefore, investments in capitalized software development in the future will continue to be significant.

In addition to the retirement of all outstanding debt at June 30, 1999, the Company’s financing activities included securing a mortgage note payable for $2.0 million.

Management believes that its current financial resources, together with cash generated from operations, will be adequate to meet cash needs through 2000.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risks

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates and prices of inventory purchased for assembly into finished products. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing the interest rates on the Company’s long-term debt whenever possible. The Company does not generally enter into long-term purchase contracts but instead purchases inventory to fill specific sales contracts thereby minimizing risks with respect to inventory price fluctuations.

Foreign Exchange Rates – The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

• Japanese Yen

• Pound Sterling

• French Francs

• Euros

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 1999, the Company had no open positions.

ITEM 8. Financial Statements and Supplementary Data

Financial statements and quarterly results of operations are submitted in separate sections of this report.

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure

Change in Registrant’s Certifying Accountant was previously reported on Form 8-K filed December 20, 1999.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 1999), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 1999), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 1999), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 1999), with respect to directors and executive officers of the Company, is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of ITEM 14 is submitted as a separate section of this report.

(3) Listing of exhibits.

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

10.1	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.2	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.4	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s from 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.16*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.32	Asset Purchase Agreement between the Registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.33	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. dated December 29, 1999.

21	Subsidiary of the registrant.

23.1	Consent of Ernst & Young, LLP, independent auditors.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

(b)	The Company filed a report with the commission on December 20, 1999 on Form 8-K reporting a change in our certifying accountant under ITEM 9.

(c)	Exhibits – The response to this portion of ITEM 14 is submitted as a separate section of this report.

(d)	Financial statement schedules – The response to this portion of ITEM 14 is submitted as a separate section of this report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Date: March 22, 2000                                   INTEGRAL VISION, INC.

By: /S/ CHARLES J. DRAKE _________________________________ Charles J. Drake, Chairman of the Board (Principal Executive Officer)

By: /S/ VINCENT SHUNSKY _________________________________ Vincent Shunsky, Treasurer and Director (Acting Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE _________________________________ Charles J. Drake	Chairman of the Board (Principal Executive Officer) and Director

/S/ MAX A. COON _________________________________ Max A. Coon	Vice Chairman, Secretary and Director

/S/ VINCENT SHUNSKY _________________________________ Vincent Shunsky	Treasurer and Director (Acting Chief Financial Officer)

/S/ WILLIAM B. WALLACE _________________________________ William B. Wallace	Director

/S/ STEPHAN SHARF _________________________________ Stephan Sharf	Director

Annual Report on Form 10K

ITEM 14(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended December 31, 1999

INTEGRAL VISION, INC.

Farmington Hills, MI

Form 10-K — ITEM 14(a)(1) and (2)
Integral Vision, Inc. and Subsidiary

List of Financial Statements and Financial Statement Schedules

(a)(1) The following consolidated financial statements of Integral Vision, Inc. and subsidiary are included in ITEM 8:

Report of Independent Auditors

Consolidated Balance Sheets-December 31, 1999 and 1998

Consolidated Statements of Operations-Years ended December 31, 1999, 1998 and 1997

Consolidated Statements of Stockholders’ Equity-Years ended December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows-Years ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements-December 31, 1999

(2) The following Consolidated Financial Statement schedule of Integral Vision, Inc. and subsidiary is submitted herewith:

Schedule II Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Auditors

To the Board of Directors and Stockholders
Integral Vision, Inc.
Farmington Hills, MI

We have audited the accompanying consolidated balance sheet of Integral Vision, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index at ITEM 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. The consolidated financial statements and the financial statement schedule of Integral Vision, Inc. for the years ended December 31, 1998 and 1997, before they were restated for the matter discussed in Note C to the financial statements, were audited by other auditors whose reports, dated February 23, 1999 and February 25, 1998, included an explanatory paragraph due to an uncertainty as to the company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moore Stephens Doeren Mayhew

Troy, Michigan
February 23, 2000

Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31

	1999	1998
		(restated)

	(in thousands)
Assets

Current Assets

Cash	$391	$566

Accounts receivable, less allowance of $820,000 ($400,000 in 1998)	3,883	2,838

Inventories — Note A	1,995	4,176

Costs and estimated earnings in excess of billings on incomplete contracts - Note D	284	199

Current maturities of notes from sale of Welding division — Note C	1,716

Other current assets	309	533

Current assets of discontinued operations — Note C		10,843

Total current assets	8,578	19,155

Property and equipment

Land and improvements	363	363

Building and building improvements	3,740	3,732

Production and engineering equipment	2,669	2,605

Furniture and fixtures	872	847

Vehicles	145	254

Computer equipment	2,762	2,845

	10,551	10,646

Less accumulated depreciation	6,289	6,086

	4,262	4,560

Other assets

Capitalized computer software development costs, less accumulated amortization — Note A	4,327	4,353

Patents, less accumulated amortization	259	351

Note from sale of Welding division, less unamortized

discount and current maturities — Note C	1,563

Other	69	467

Noncurrent assets of discontinued operations — Note C		5,434

	6,218	10,605

	$19,058	$34,320

Liabilities and Stockholders’ Equity

Current liabilities

Accounts payable	$1,546	$1,801

Employee compensation	300	489

Accrued and other liabilities	887	1,046

Current maturities of long-term debt	35	13,178

Total current liabilities	2,768	16,514

Long-term debt, less current maturities — Note E	1,965	6,945

Stockholders’ equity — Notes G and I

Common stock, without par value, stated value $.20 per share; 15,000,000, shares authorized; 9,024,901 shares issued and outstanding	1,805	1,805

Additional paid-in capital	31,187	31,187

Retained-earnings deficit	(18,103)	(21,628)

Notes receivable from officers	(602)	(580)

Accumulated translation adjustment — Note A	38	77

Total stockholders’ equity	14,325	10,861

	$19,058	$34,320

See accompanying notes

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year ended December 31

	1999	1998	1997
		(restated)	(restated)

	(in thousands, except per share data)
Net revenues	$10,743	$9,434	$15,955

Direct costs of sales	10,848	8,169	11,642

Gross margin — Note A	(105)	1,265	4,313

Other costs and expenses:

Marketing	2,464	2,419	2,788

General and administrative	1,306	1,410	1,319

Engineering and development:

Expenditures	4,190	4,868	8,325

Allocated to capitalized software and direct cost of sales — Note A	(1,109)	(1,375)	(7,041)

Net Expense	3,081	3,493	1,284

Product restructuring and

other charges — Note B		4,231

	6,851	11,553	5,391

Loss from operations	(6,956)	(10,288)	(1,078)

Other income — Note C	1,450

Interest income — Note C	374

Interest expense — Note E	(539)	(915)	(1,054)

Loss from continuing operations before income taxes	(5,671)	(11,203)	(2,132)

Provision (credit) for income taxes — Note F			(469)

Loss from continuing operations	(5,671)	(11,203)	(1,663)

Income from discontinued welding operations, less applicable income taxes of $-0- and $-0-, and $507 for the years ended December 31, 1999, 1998 and 1997 respectively — Notes C and F	1,030	19	1,519

Gain on disposal of Welding division, less applicable income taxes of $300 - Note C	8,749

Extraordinary charge for early retirement of debt less applicable income tax credit of $200 — Note E	(583)

Net income (loss)	$3,525	$(11,184)	$(144)

Basic and diluted earnings per share:

Continuing operations	$(.63)	$(1.24)	$(.19)

Discontinued Welding operations	.11		.17

Disposal of Welding division	.97

Extraordinary charge	(.06)

Net income (loss)	$.39	$(1.24)	$(.02)

Weighted average number of shares of common stock and common stock equivalents outstanding	9,025	9,025	8,897

See accompanying notes

Consolidated Statements of Stockholders’ Equity
Integral Vision, Inc. and Subsidiary

		Additional	Retained		Accumulated
	Common	Paid-In	Earnings	Officer	Translation
	Stock	Capital	(Deficit)	Notes	Adjustment	Total

	(in thousands)
Balances at January 1, 1997	$1,771	$29,767	$(10,300)	$(483)	$64	$20,819

Net loss for the year			(144)			(144)

Translation adjustments					(57)	(57)

Comprehensive loss						(201)

Issuance of 150,000 shares	30	720				750

Exercise of options to	4	98				102

purchase 22,500 shares

Issuance of stock warrants		602				602

Loans to Officers				(69)		(69)

Balances at December 31, 1997	1,805	31,187	(10,444)	(552)	7	22,003

Net loss for the year			(11,184)			(11,184)

Translation adjustments					70	70

Comprehensive loss						(11,114)

Loans to Officers				(28)		(28)

Balances at December 31, 1998	1,805	31,187	(21,628)	(580)	77	10,861

Net income for the year			3,525			3,525

Translation adjustments					(39)	(39)

Comprehensive income						3,486

Loans to Officers				(22)		(22)

Balance at December 31, 1999	$1,805	$31,187	$(18,103)	$(602)	$38	$14,325

See accompanying notes.

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31

	1999	1998	1997
		(restated)	(restated)

	(in thousands)
Operating Activities Net income (loss)	$3,525	$(11,184)	$(144)

Income from discontinued operations	(1,030)	(19)	(1,519)

Gain on sale of welding division	(8,749)

Extraordinary charge for early retirement of debt	583

Loss from continuing operations	(5,671)	(11,203)	(1,663)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,374	2,374	3,276

Restructuring charges		4,231

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	(1,045)	1,444	(508)

Inventories	2,181	2,104	779

Prepaid and other	117	313	(929)

Accounts payable and other current liabilities	(603)	(590)	(234)

Net cash provided by (used in) operating activities	(2,647)	(1,327)	721

Investing Activities Proceeds from sale of Welding division	22,394

Increase in property and equipment	(290)	(251)	(128)

Investment in capitalized software	(1,410)	(1,283)	(4,644)

Other	265	124	(45)

Net cash provided by (used in) investing activities	20,959	(1,410)	(4,817)

Financing Activities Repayments of revolving line of credit and other obligations	(20,448)	(19,664)	(34,085)

Proceeds from draws on revolving line of credit		22,066	37,400

Proceeds from mortgage note payable	2,000

Proceeds from exercise of stock options			102

Proceeds from sale of common stock			750

Proceeds from issuance of stock warrants			602

Net cash provided by (used in) financing activities	(18,448)	2,402	4,769

Effect of exchange rate changes	(39)	70	(57)

Increase (decrease) in cash	(175)	(265)	616

Cash at beginning of year	566	831	215

Cash at end of year	$391	$566	$831

See accompanying notes.

Notes to Consolidated Financial Statements
Integral Vision, Inc. and Subsidiary

Note A — Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

Translation of Foreign Currencies

The financial statements of Integral Vision LTD are translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts at year-end rates; income statement accounts at average exchange rates for the year. Transaction gains and losses are reflected in net earnings and are not significant.

Accounts Receivable

Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of obsolescence reserve of $2,100,000 in 1999 and $300,000 in 1998):

	1999	1998

	(in thousands)
Raw materials	$1,502	$3,587

Work in process	218	260

Finished goods	275	329

	$1,995	$4,176

In 1999, $1.5 million was charged to direct costs of sales to set up an additional obsolescence reserve as a result of the review of the marketability of remaining inventory related to a previously discontinued product line. In 1998, management decided to no longer sell inspection systems for the audio CD market, as a result $1.4 million was charged to direct costs of sales to write-off the inventory related to the discontinued product line. A reconciliation of gross margin as reported to gross margin from operations is presented in the table below.

	1999	1998	1997

	(in thousands)
Net revenues	$10,734	$9,434	$15,955

Gross margin as reported	(105)	1,265	4,313

Adjustments to reconcile gross margin from operations:

Specific inventory adjustments	1,525	1,402

Gross margin from operations	$1,420	$2,667	$4,313

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

Capitalized Computer Software Development Costs

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). Management continually reviews the net realizable value of capitalized software costs. At the time that a determination is made that capitalized software amounts exceed the estimated net realizable value of amounts capitalized, any amounts in excess of the estimated realizable amounts are written off. (See Note B.)

Amortization of the capitalized costs amounted to $1,182,000, $1,420,000, and $2,678,000 in 1999, 1998 and 1997, respectively. Total accumulated amortization at December 31, 1999 and 1998, was $3,886,000 and $2,704,000, respectively.

Patents

Patents are stated at cost less accumulated amortization of $515,000 and $369,000 at December 31, 1999 and 1998, respectively. Amortization of the patents amounted to $146,000, $120,000 and $100,000 in 1999, 1998, and 1997, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets.

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

Fair Value Disclosure

The carrying amounts of certain financial instruments such as cash, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values. The fair value of the long-term financial instruments is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year’s presentation.

Note B — Restructuring of Operations

Early in the second quarter of 1998, Management completed an evaluation of competitive conditions and product offerings in vision. A charge of $5,633,000 was recorded as of March 31, 1998 to give effect to the impairment of assets identified in this review. The charge consisted of $4,231,000 related to capitalized software development costs and $1,402,000 related to inventory (included in direct costs of sales).

Note C — Discontinued Operations

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. The interest bearing portion of the note, approximately $1.9 million, carries an interest rate approximating prime plus 1% and requires quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matures on February 15, 2001. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company’s personnel, facilities and software.

During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division which produced the additional gain of $2.1 million recognized in the quarter. Part of the resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of this additional gain recorded.

The results of operations for this segment have been reported separately as discontinued operations in the Consolidated Statements of Operations for the current and prior periods presented.

	1999	1998	1997

	(in thousands)
Net revenues	$12,403	$25,379	$24,569

Costs and expenses	11,373	25,360	22,543

Income before income taxes	1,030	19	2,026

Income tax expense	—	—	507

Net income

from discontinued operations	$1,030	$19	$1,519

Net assets of the discontinued operations at December 31, 1998 were as follows:

1998

(in thousands)
Current assets	$15,082

Current liabilities	(4,239)

Net current assets	10,843

Property and equipment	3,928

Intangibles and other	2,760

Non-current liabilities	(1,254)

Net non-current assets of discontinued operations	5,434

Total net assets of discontinued operations	$16,277

Note D — Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

Costs and estimated earnings in excess of billings on incomplete contracts at December 31 are summarized as follows:

	1999	1998

	(in thousands)
Contract costs to date	$500	$263

Estimated contract earnings	863	491

	1,363	754

Less billings to date	1,079	555

Costs and estimated earnings in excess of billings on incomplete contracts	$284	$199

The Company anticipates that substantially all of the costs incurred on long-term contracts at December 31, 1999, will be billed and collected in 2000.

Note E — Long-Term Debt and Other Financing Arrangements

Long-term debt at December 31 consists of the following:

	1999	1998

	(in thousands)
Mortgage note payable, 8.9%	$2,000	$—

Revolving note payable to bank		10,000

Term notes payable to bank		3,214

Subordinated debentures, 12.95%

(Net of $417,000 ($510,000 in 1997) unaccreted value assigned to related warrants)		6,583

Other		326

	2,000	20,123

Less current maturities	35	13,178

	$1,965	$6,945

The Company used cash received as a result of the sale of the Welding Controls division to retire substantially all outstanding debt at June 30, 1999 (see Note C). An extraordinary charge of $583,000, net of tax credit, resulted from this early retirement of debt. These charges included unaccreted value assigned to warrants and unamortized discounts.

Maturities of long-term debt are $41,000 in 2001; $45,000 in 2002; $49,000 in 2003; $54,000 in 2004; $1,776,000 thereafter.

Interest paid approximates interest expensed for the years presented.

Note F — Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 1999, the Company has cumulative net operating loss carryforwards approximating $23,100,000 (expiring: $7,457,000 in 2010, $3,889,000 in 2011, $6,404,000 in 2012, and $5,350,000 in 2018) for tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $1,197,000 which expire through 2013. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance decreased $1,143,000 in 1999 and increased $3,883,000 in 1998 and decreased $55,000 in 1997.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	1999	1998

	(in thousands)
Deferred tax liabilities:

Deductible software development costs, net of amortization	$1,471	$1,808

Tax over book depreciation	664	498

Percentage of completion	293	508

Total deferred tax liabilities	2,428	2,814

Deferred tax assets:

Net operating loss carryforwards	7,854	9,489

Credit carry forwards	1,197	1,097

Reserve for warranty	27	61

Bad debt reserve	279	136

Other	100	203

Total deferred tax assets	9,457	10,986

Valuation allowance for deferred tax assets	7,029	8,172

Net deferred tax assets	2,428	2,814

Net deferred tax	$0	$0

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	1999	1998	1997

	(in thousands)
Tax provision (credit) at U.S. statutory rates	$1,199	$(3,802)	$(56)

Tax provision included in income from discontinued welding operations			(507)

Change in valuation allowance	(1,143)	3,883	(55)

Nondeductible expenses	30	38	43

Other	(86)	(119)	86

	$0	$0	$(469)

There were no income tax payments in 1999, 1998 or 1997.

Note G — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	1999	1998	1997

	(in thousands, except per share data)
Numerator for basic and diluted earnings per share -

Income(loss) available to common stockholders

Loss from continuing operations	$(5,671)	$(11,203)	$(1,663)

Income from discontinued Welding operations	1,030	19	1,519

Gain on disposal of Welding division	8,749

Extraordinary charge	(583)

Net Income (loss)	$3,525	$(11,184)	$(144)

*there was no effect of dilutive securities see below

Denominator for basic and diluted earnings per share -

weighted average shares	9,025	9,025	8,897

*there was no effect of dilutive securities see below

Basic and diluted earnings per share:

Continuing operations	$(0.63)	$(1.24)	$(0.19)

Discontinued Welding operations	0.11		0.17

Disposal of Welding division	0.97

Extraordinary charge	(0.06)

Net income (loss)	$0.39	$(1.24)	$(0.02)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note I.

Note H — Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States’ employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $30,000, $30,000, and $37,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Note I — Stock Options and Warrants

A summary of the status of the Option Plans at December 31, 1999 is as follows:

		Non-Qualified
	Qualified ISO	Stock Option
	Plan	Plan	1999 Plan	1995 Plan

	(in thousands)
Options outstanding	171	14	400	492

Options exercisable	171	14	0	286

Options granted during:

1999	0	0	400	206

1998	0	0	0	0

1997	0	0	0	267

1996	0	0	0	132

1995			0	211

Options available			0

For Grant	0	0	100	8

Option grants are approved by the Compensation Committee of the Board of Directors. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans follows:

	1999		1998		1997

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(number of shares in thousands)
Outstanding at beginning of year	597	$5.48	662	$5.64	589	$5.87

Granted	606	1.07	0	0	267	5.20

Exercised	0	0	0	0	(23)	4.57

Canceled	(126)	6.10	(65)	5.74	(171)	5.88

Outstanding at end of year	1,077	3.02	597	5.48	662	5.64

($1.07 to $9.25 per share)

Exercisable ($1.07 to $9.25 per share)	471	$5.54	597	$5.48	396	$5.93

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 1999 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable

	(number of shares in thousands)
$1.07 to 1.75	611	9.7	5

4.00 to 4.88	190	4.3	190

5.00 to 5.63	110	7.6	110

6.00 to 6.25	118	4.6	118

8.25 to 9.25	48	5.3	48

$1.07 to 9.25	1,077	7.8	471

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options because, in management’s opinion, the models required to be used by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. After adjusting for the proforma effect of stock compensation, the net income in 1999 is estimated to be $2,998,000 ($.33 per share), and the net loss in 1998 and 1997 was estimated to be $11,532,000 ($1.28 per share), and $470,000 ($.05 per share), respectively. In 1999 the assumptions used in determining the proforma disclosure was a risk free interest rate of 6.00%, no dividend yields, .85 market price volatility, and 7.8-year weighted average life of options. These proforma results reflect only stock options granted in 1995 through 1999 (no options were issued during 1998) and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share all of which were outstanding at December 31, 1999.

Note J — Lease Commitments and Contingencies

The Company and its subsidiary use equipment and office space under long-term operating lease agreements requiring rental payments approximating $78,000 in 2000, $83,000 in 2001 and $80,000 in 2002 and $74,000 in 2003. Rent expense charged to operations approximated $65,000, $60,000, and $57,000 in 1999, 1998 and 1997, respectively.

Note K — Operations by Geographic Area

The Company adopted Statement of Financial Accounting Standards (“SAFS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, for the year ended December 31, 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company is engaged in one line of business, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31

	1999	1998	1997

	(in thousands)
Net revenues from unaffiliated customers:

United States	$7,589	$6,773	$14,995

United Kingdom	3,154	2,661	960

	$10,743	$9,434	$15,955

Earnings (loss) from continuing operations before income taxes:

United States	$(4,686)	$(5,740)	$100

United Kingdom	(985)	(1,232)	(2,232)

Restructuring charges		(4,231)

	$(5,671)	$(11,203)	$(2,132)

Identifiable assets:

United States	$21,556	$20,270	$27,722

United Kingdom	1,337	1,608	4,471

Eliminations	(3,835)	(3,835)	(3,835)

Net assets of discontinued operations		16,277	20,163

	$19,058	$34,320	$48,521

Capital expenditures:

United States	$245	$212	$104

United Kingdom	45	39	24

	$290	$251	$128

Depreciation and amortization expense:

United States	$1,997	$2,004	$2,794

United Kingdom	377	370	482

	$2,374	$2,374	$3,276

Net revenues by geographic area:

North America*	$4,912	$2,815	$11,300

Europe	3,154	3,361	4,030

Asia	2,677	3,258	625

	$10,743	$9,434	$15,955

* Countries that are considered individually material (more than 10% of net revenues) all others are included in North America and in total are considered immaterial

Schedule II — Valuation And Qualifying Accounts

Integral Vision, Inc. And Subsidiary

(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

		Charged To	Charged To
	Balance At	Costs	Other			Balance At
	Beginning Of	And	Accounts-	Deductions		End
Description	Period	Expenses	Describe	Describe		Of Period

Year ended December 31, 1999:

Accounts receivable allowance	$400	$516	$	$96	(3)	$820

Inventory obsolescence reserve	300	1,800				2,100

Deferred tax valuation allowance	8,172			1,143	(2)	7,029

	$8,872	$2,316	$	$1,239		$9,949

Year ended December 31, 1998:

Accounts receivable allowance	$400	$162		$162	(3)	$400

Inventory obsolescence reserve	210	1,530		1,440	(1)	300

Deferred tax valuation allowance	4,289	3,883				8,172

	$4,899	$5,575		$1,602		$8,872

Year ended December 31, 1997:

Accounts receivable allowance	$400	$120		$120	(3)	$400

Inventory obsolescence reserve	156	622		568	(1)	210

Deferred tax valuation allowance	4,344			55	(2)	4,289

	$4,900	$742		$743		$4,899

1) Write-off obsolete inventory 2) Net change in deferred tax valuation allowance 3) Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 1999

Commission File Number 0-12728

______________________________________

Exhibit	Exhibit Index Description
Number
10.33	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. dated December 29, 1999.

21	Subsidiary of the Registrant

23.1	Consent of Ernst & Young, LLP, independent auditors.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

27	Financial Data Schedule