Form 10-K405/A
period 1999-12-31
INTEGRAL VISION INC
filed 2000-04-18
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

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

The Company has filed this amendment to its 10-K, filed on March 29, 2000, to include an audit opinion issued by its former auditors, Ernst & Young LLP, covering the years ended December 31, 1998 and 1997. In addition, due to the inclusion of the second audit opinion, our current auditors reissued their opinion letter, which is also included in this amendment. The list of financial statements, Item 14(a)(1), was adjusted to reflect the inclusion of the additional opinion. Because there were no changes to any of the exhibits, the exhibits were not included with this filing. Due to the fact that they are included in the listing of exhibits, Item 14(a)(3), there was an annotation added to note that these exhibits were included in our originally filed 10-K. Other than the previously discussed changes, there were no other changes to the original filing.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of ITEM 14 is submitted as a separate section of this report.

(3) Listing of exhibits.

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

10.1	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.2	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.4	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.16*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.32	Asset Purchase Agreement between the Registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.33**	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. dated December 29, 1999.

21**	Subsidiary of the registrant.

23.1**	Consent of Ernst & Young, LLP, independent auditors.

23.2**	Consent of Moore Stephens Doeren Mayhew, independent auditors.

(b)	The Company filed a report with the commission on December 20, 1999 on Form 8-K reporting a change in our certifying accountant under ITEM 9.

(c)**	Exhibits – The response to this portion of ITEM 14 is submitted as a separate section of this report.

(d)	Financial statement schedules – The response to this portion of ITEM 14 is submitted as a separate section of this report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

** The Company filed these exhibits previously on Form 10-K which was filed with the commission on March 29, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Date: April 17, 2000                                   INTEGRAL VISION, INC.

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

Report of Moore Stephens Doeren Mayhew, Independent Auditors
Report of Ernst & Young LLP, Independent Auditors
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
Farmington Hills, MI

We have audited the accompanying consolidated balance sheet of Integral Vision, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for 1999 as listed in the accompanying index at ITEM 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

/s/ Moore Stephens Doeren Mayhew

Troy, Michigan
February 23, 2000

Report of Independent Auditors

Board of Directors and Stockholders
Integral Vision, Inc. (Formerly Medar, Inc.)

We have audited the consolidated balance sheets of Integral Vision, Inc. (formerly Medar, Inc.) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 1998. Our audits included the amounts in the financial statement schedule listed in the index at ITEM 14(a) for each of the two years in the period ended December 31, 1998. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. (formerly Medar, Inc.) and subsidiaries at December 31, 1998 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the amounts in the related financial statement schedule for each of the two years in the period ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information contained therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note D to the 1998 financial statements, as a result of recurring operating losses the Company has violated the provisions of certain of its loan agreements with regard to levels of tangible net worth. Consequently the revolver and term notes with the Bank, all mature in June 1999. The Company is currently exploring alternatives for financing its operations should the Bank elect not to extend the agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are more fully described in Note D. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                                                   /s/ Ernst & Young LLP

Detroit, Michigan
February 23, 1999, except for Note D
as to which the date is March 31, 1999

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