Form 10-Q
period 2000-03-31
INTEGRAL VISION INC
filed 2000-05-12
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.
       For the Quarterly period ended March 31, 2000.

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.
       For the transition period from         to       .
                                     -------    -------

                         Commission File Number 0-12728


                              INTEGRAL VISION, INC.
             (Exact name of registrant as specified in its charter)

                       Michigan                               38-2191935
            (State or other jurisdiction of                (I.R.S. Employee
            incorporation or organization)               Identification Number)

               38700 Grand River Avenue,                         48335
              Farmington Hills, Michigan
       (Address of principal executive offices)               (Zip Code)

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

                            YES    x        NO
                                 -----          -----

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of April 30, 2000 was 9,024,901.

                                     PART I

                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                      INTEGRAL VISION, INC. AND SUBSIDIARY

                                                                 March 31,      December 31,
                                                                    2000           1999
                                                                (Unaudited)
                                                              --------------    ------------
                                                                     (in thousands)
ASSETS
CURRENT ASSETS
    Cash                                                      $    284          $    391
    Accounts receivable, less allowance of $756,000
       ($820,000 in 1999)                                        2,390             3,883
    Inventories                                                  2,330             1,995
    Costs and estimated earnings in excess of billings on
         incomplete contracts                                      165               284
    Current maturities of note receivable from sale of
       Welding Controls division                                 3,036             1,716
    Other current assets                                           274               309
                                                              --------          --------
                                      TOTAL CURRENT ASSETS       8,479             8,578

PROPERTY, PLANT AND EQUIPMENT
    Land and land improvements                                     363               363
    Building and building improvements                           3,738             3,740
    Production and engineering equipment                         2,668             2,669
    Furniture and fixtures                                         877               872
    Vehicles                                                       143               145
    Computer equipment                                           2,765             2,762
                                                              --------          --------
                                                                10,554            10,551
    Less accumulated depreciation                               (6,501)           (6,289)
                                                              --------          --------
                                                                 4,053             4,262
OTHER ASSETS
    Capitalized computer software development costs, less
       accumulated amortization                                  4,119             4,327
    Patents, less accumulated amortization                         244               259
    Note receivable from sale of Welding Controls division,
        less unamortized discount and current maturities          --               1,563
    Other                                                           62                69
                                                              --------          --------
                                                                 4,425             6,218
                                                              --------          --------
                                                              $ 16,957          $ 19,058
                                                              ========          ========



See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY

                                                                        March 31,            December 31,
                                                                           2000                  1999
                                                                       (Unaudited)
                                                                    ------------------------------------------
                                                                                  (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                       $     824               $  1,546
     Employee compensation                                                        301                    300
     Accrued and other liabilities                                                679                    887
     Current maturities of long term debt                                          38                     35
                                                                    -------------------  ---------------------
                                   TOTAL CURRENT LIABILITIES                    1,842                  2,768

LONG-TERM DEBT, less current maturities                                         1,952                  1,965

STOCKHOLDERS' EQUITY
     Common stock, without par value, stated value $.20
        per share; 15,000,000 shares authorized; 9,024,901
        shares issued and outstanding                                           1,805                  1,805
     Additional paid-in capital                                                31,187                 31,187
     Retained-earnings deficit                                                (19,182)               (18,103)
     Notes receivable from officers                                              (627)                  (602)
     Accumulated translation adjustment                                           (20)                    38
                                                                    -------------------  ---------------------
Total Stockholders' Equity                                                     13,163                 14,325
                                                                    -------------------  ---------------------
                                                                              $16,957                $19,058
                                                                    ===================  =====================



See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      INTEGRAL VISION, INC. AND SUBSIDIARY

                                                                                         Three Months Ended March 31,
                                                                                     2000                 1999
                                                                                                       (Restated)
                                                                               ---------------------------------------
                                                                                            (Unaudited)
                                                                               (In thousands, except per share data)
Net revenues                                                                          $  1,964               $  1,698
Direct cost of sales                                                                     1,385                  2,003
                                                                               ------------------   ------------------
Gross margin                                                                               579                   (305)

Other costs and expenses:
    Marketing                                                                              574                    569
    General and administrative                                                             444                    327
    Engineering and development:
       Expenditures                                                                        908                  1,180
       Allocated to capitalized software and direct
         cost of sales                                                                    (228)                  (339)
                                                                               ------------------   ------------------
    Net engineering and development expenses                                               680                    841
                                                                               ------------------   ------------------
Total costs and expenses                                                                 1,698                  1,737
                                                                               ------------------   ------------------
Operating loss                                                                          (1,119)                (2,042)
Interest income                                                                             86
Interest expense                                                                           (46)                  (245)
                                                                               ------------------   ------------------
Loss from continuing operations before income taxes                                     (1,079)                (2,287)
Provision (credit) for income taxes                                                      -                      -
                                                                               ------------------   ------------------
Loss from continuing operations                                                         (1,079)                (2,287)
Income from discontinued Welding Controls operations                                     -                        894
                                                                               ------------------   ------------------
Net loss                                                                              $ (1,079)              $ (1,393)
                                                                               ==================   ==================

Basic and diluted earnings per share:
    Continuing operations                                                           $     (.12)            $     (.25)
    Discontinued operations                                                                -                      .10
                                                                               ------------------   ------------------
    Net loss                                                                        $     (.12)            $     (.15)
                                                                               ==================   ==================


Weighted average number of shares of common stock and
common stock equivalents, where applicable                                               9,025                 9,025
                                                                               ==================   ==================



See notes to consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INTEGRAL VISION, INC. AND SUBSIDIARY


                                                                                             Three Months Ended March 31,
                                                                                             2000                   1999
                                                                                                                 (restated)
                                                                                     ---------------------------------------
                                                                                              (Unaudited)
                                                                                              (in thousands)
OPERATING ACTIVITIES
     Net loss                                                                                $  (1,079)            $  (1,393)
     Income from discontinued operations                                                                                (894)
                                                                                      -----------------     -----------------
     Loss from continuing operations                                                            (1,079)               (2,287)
     Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
           Depreciation and amortization                                                           687                   595
           Changes in operating assets and liabilities of
              continuing operations:
                    Accounts receivable                                                          1,493                 1,183
                    Inventories                                                                   (335)                 (233)
                    Prepaid and other                                                              124                  (249)
                    Accounts payable and other current liabilities                                (930)                  170
                                                                                     -----------------     -----------------
                                   NET CASH USED IN OPERATING ACTIVITIES                           (40)                 (821)

INVESTING ACTIVITIES
     Payment received on note receivable                                                           243
     Increase in property and equipment                                                            (25)                 (323)
     Investment in capitalized software                                                           (213)                 (279)
     Other                                                                                          (4)                   62
                                                                                     -----------------     -----------------
                    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              1                  (540)
FINANCING ACTIVITIES
     Repayments of mortgage note payable                                                           (10)
     Proceeds from draws on revolving line of credit                                                                   1,154
                                                                                     -----------------     -----------------
                    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (10)                1,154
                                                                                     -----------------     -----------------
                                        EFFECT OF EXCHANGE RATE CHANGES                            (58)                  (12)
                                                                                     -----------------     -----------------
                                                       DECREASE IN CASH                           (107)                 (219)
                                            CASH AT BEGINNING OF PERIOD                            391                   566
                                                                                     -----------------     -----------------
                                                  CASH AT END OF PERIOD                     $      284            $      347
                                                                                     =================     =================



    See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      INTEGRAL VISION, INC. AND SUBSIDIARY
                                 MARCH 31, 2000
                                   (Unaudited)

Note A - Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision's Annual Report on Form 10-K for the year ended December 31, 1999.

Note B - Sale of the Welding Division
     On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. The interest bearing portion of the note, approximately $1.9 million, carries an interest rate approximating prime plus 1% and requires quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matures on February 15, 2001. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company's personnel, facilities and software.

     During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division, which produced the additional gain of $2.1 million, recognized in the quarter. Part of the resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of this additional gain recorded.

     The results of operations for this segment have been reported separately as discontinued operations in the Consolidated Statements of Operations for the prior period presented.

                                                   March 31,
                                                     1999
                                                ----------------
                                                  (unaudited)
                                                (in thousands)
Net revenues                                         $  7,128
Costs and expenses                                      6,234
                                                ----------------
Net income from discontinued
   operations                                       $     894
                                                ================

                      INTEGRAL VISION, INC. AND SUBSIDIARY

Note C - Comprehensive Income
    The components of comprehensive income (loss) for the three months ended March 31, 2000 and 1999 are as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        2000                1999
                                                                                   --------------- -- -----------------
                                                                                               (unaudited)
                                                                                             (in thousands)
           Net loss                                                                    $  (1,079)           $  (1,393)
           Translation adjustments                                                           (58)                 (12)
                                                                                   ---------------    -----------------
                                                                                       $  (1,137)           $  (1,405)
                                                                                   ===============    =================


    The components of accumulated comprehensive income (loss) at March 31, 2000 and December 31, 1999 are as follows:

                                                                                     March 31,             December 31,
                                                                                        2000                  1999
                                                                                    (unaudited)
                                                                                   ---------------    ---------------------
                                                                                               (in thousands)
           Accumulated translation adjustments                                         $     (20)             $        38

Note D - Inventories
     Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

                                     March 31,                December 31,
                                        2000                      1999
                                    (Unaudited)
                                ---------------------     ---------------------
                                                (in thousands)
Raw materials                              $  1,995                  $1,502
Work-in-process                                 202                     218
Finished goods                                  133                     275
                                ---------------------     ---------------------
                                           $  2,330                  $1,995
                                =====================     =====================


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

                      INTEGRAL VISION, INC. AND SUBSIDIARY




Note E - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts - Continued

     Activity on long-term contracts is summarized as follows:


                                                               March 31,             December 31,
                                                                  2000                   1999
                                                              (unaudited)
                                                            -----------------    ---------------------
                                                                         (in thousands)
Contract costs to date                                             $     72               $    500
Estimated contract earnings                                             208                    863
                                                            -----------------    ---------------------
                                                                        280                  1,363
Less billings to date                                                   115                  1,079
                                                            -----------------    ---------------------
Costs and estimated earnings in excess of billings on
incomplete contracts                                                $   165               $    284
                                                            =================    =====================


Note F - Earnings per Share
    The following table sets forth the computation of basic and diluted earnings per share:

                                                                                   Three Months Ended March 31,
                                                                                  2000                    1999
                                                                            --------------------------------------------
                                                                                            (unaudited)
                                                                               (in thousands, except per share data)
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER
SHARE - INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS
         Loss from continuing operations                                           $  (1,079)                $  (2,287)
         Income from discontinued Welding operations                                                               894
                                                                            ------------------    ----------------------
         Net loss                                                                  $  (1,079)                $  (1,393)

*there was no effect of dilutive securities see below

DENOMINATOR FOR BASIC AND DILUTED EARNINGS PER
   SHARE - WEIGHTED AVERAGE SHARES                                                     9,025                     9,025

*there was no effect of dilutive securities see below

BASIC AND DILUTED EARNINGS PER SHARE:
         Continuing operations                                                   $      (.12)              $      (.25)
         Discontinued Welding operations                                                                           .10
                                                                            ------------------    ----------------------
         Net loss                                                                $      (.12)              $      (.15)
                                                                            ==================    ======================

     Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note G.

Note G - Stock Options and Warrants
     At March 31, 2000, there were options outstanding to purchase 1,030,200 shares of common stock at prices ranging from $1.07 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note H - Operations by Geographic Area

     The following presents information by geographic area:

                                                                March 31,             December 31,
                                                                   2000                  1999
                                                               (unaudited)
                                                             -----------------    --------------------
                                                                          (in thousands)
Identifiable assets:
   United States                                                    $ 18,197                $ 21,556
   United Kingdom                                                      2,595                   1,337
   Eliminations                                                       (3,835)                 (3,835)
                                                             -----------------    --------------------
                                                                    $ 16,957                $ 19,058
                                                             =================    ====================

                                                                       Three Months Ended
                                                                           March 31,
                                                                  2000                   1999
                                                            ------------------    -------------------
                                                                          (unaudited)
                                                                         (in thousands)
Net revenues from unaffiliated customers:
   United States                                                     $   841                $ 1,377
   United Kingdom                                                      1,123                    321
                                                            ------------------    -------------------
                                                                     $ 1,964                $ 1,698
                                                            ==================    ===================
Earnings (loss) from continuing operations before
  income taxes:
     United States                                                   $(1,262)               $(1,861)
     United Kingdom                                                      183                   (426)
                                                            ==================    ===================
                                                                     $(1,079)               $(2,287)
                                                            ==================    ===================
Depreciation and amortization expense:
   United States                                                     $   587                $   502
   United Kingdom                                                        100                     93
                                                            ------------------    -------------------
                                                                     $   687                $   595
                                                            ==================    ===================
Capital expenditures:
   United States                                                     $    25                $   320
   United Kingdom                                                         -                       3
                                                            ------------------    -------------------
                                                                     $    25                $   323
                                                            ==================    ===================
Net revenues by geographic area:
     North America*                                                  $   681                $ 1,089
     Europe                                                            1,106                    325
     Asia                                                                177                    284
                                                            ------------------    -------------------
                                                                     $ 1,964                $ 1,698
                                                            ==================    ===================

* Countries that are considered individually material (more than 10% of net revenues) all others are included in North America and in total are considered immaterial.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      INTEGRAL VISION, INC. AND SUBSIDIARY
                                 MARCH 31, 2000


RESULTS OF OPERATIONS

Net revenues from continuing operations increased $266,000 to $2.0 million in the first quarter of 2000 from $1.7 million in the first quarter of 1999. The increase resulted primarily from increased sales of the Company's liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Costs of goods sold decreased as a percentage of sales to 70.5% in the first quarter of 2000 compared to 118% in the first quarter of 1999. The gross margin in 1999 was negative primarily due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales. In 2000, the gross margin was positively affected by an increase in sales volume and a change in product mix. This was primarily attributable to the fact that sales of the Company's liquid crystal inspection
(LCI) and disc identification/print inspection (CDiD/CDiP) products represented a higher percentage of total sales and generally have a higher contribution margin than the Company's disc scanner products, which represented the highest percentage of total sales in the first quarter of 1999.

Marketing costs were comparable between the periods as the Company continued marketing on a basis similar to the past. Relationships with distribution and marketing partners are not expected to dramatically affect this expense category.

The general and administrative amounts reported in 2000 were 35.8% higher than the amounts reported in 1999 primarily due to the fact that a portion of the G&A was allocated to the Welding Controls division in 1999. The actual expenditures in this category decreased in 2000 compared to 1999.

Engineering and development expenses have decreased in the 2000 quarter following reductions in resources allocated to this function compared to 1999. The completion of several development projects was the primary reason for the resource reduction.

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. The interest bearing portion of the note, approximately $1.9 million, carries an interest rate approximating prime plus 1% and requires quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matures on February 15, 2001. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company's personnel, facilities and software.

During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division, which produced the additional gain of $2.1 million, recognized in the quarter. Part of the

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED
                      INTEGRAL VISION, INC. AND SUBSIDIARY


resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of this additional gain recorded.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $40,000 in cash for the quarter. The operating loss, an increase in inventories, and a reduction in accounts payable were the primary uses of the cash. A reduction in accounts receivable partially offset the cash used in operating activities.

Investing activities included the receipt of the first payment due on the note receivable that resulted from the sale of the welding controls division which was partially offset by investments in software development.

It is expected that the Company's current resources, including the receipt of payments on the outstanding note receivable and cash provided by operating activities, will be sufficient to support our cash flow needs over the next twelve months.

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

Foreign Exchange Rates - The Company's location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

          -  Japanese Yen
          -  Pound Sterling
          -  French Francs
          -  Euros

In Management's opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 2000, the Company had no open positions.

                                     PART II

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

10.3 Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.4 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5           Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as
               Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

                                     PART II
                          OTHER INFORMATION (CONTINUED)


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

10.33 Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit
               10.33 to the registrant's Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

27*            Financial Data Schedule

(b)            There were no reports on Form 8-K filed in the quarter ended
               March 31, 2000.

*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INTEGRAL VISION, INC.


Date:   May 12, 2000                       /S/ CHARLES J. DRAKE
     -------------------                   --------------------------------
                                           Charles J. Drake, President &
                                           Chairman of the Board (Principal
                                           Executive Officer)



Date:   May 12, 2000                       /S/ VINCENT SHUNSKY
     -------------------                   --------------------------------
                                           Vincent Shunsky, Acting Chief
                                           Financial Officer, Treasurer and
                                           Director (Principal Financial and
                                           Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.         Description
-----------         -----------

     27             Financial Data Schedule