Form 10-Q
period 2000-06-30
INTEGRAL VISION INC
filed 2000-08-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 2000.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2191935 (I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan	48335

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 471-2660

Former name, former address, and former fiscal year, if changed since last report:

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES NO

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of July 31, 2000 was 9,029,901.

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

Integral Vision, Inc. and Subsidiary

	June 30,	December 31,
	2000	1999
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash	$410	$391

Accounts receivable, less allowance of $738,000

($820,000 in 1999)	1,530	3,883

Inventories	1,960	1,995

Costs and estimated earnings in excess of billings on incomplete contracts	64	284

Current maturities of note receivable from sale of the Welding Controls division	2,808	1,716

Other current assets	272	309

TOTAL CURRENT ASSETS	7,044	8,578

PROPERTY, PLANT AND EQUIPMENT

Land and land improvements	363	363

Building and building improvements	3,735	3,740

Production and engineering equipment	2,668	2,669

Furniture and fixtures	872	872

Vehicles	139	145

Computer equipment	2,740	2,762

	10,517	10,551

Less accumulated depreciation	(6,692)	(6,289)

	3,825	4,262

OTHER ASSETS

Capitalized computer software development costs, less accumulated amortization	3,856	4,327

Patents, less accumulated amortization	264	259

Note receivable from sale of Welding Controls division, less unamortized discount and
current maturities	—	1,563

Other	54	69

	4,174	6,218

	$15,043	$19,058

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS – Continued
Integral Vision, Inc. and Subsidiary

	June 30,	December 31,
	2000	1999
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Note payable	$140	$—

Accounts payable	718	1,546

Employee compensation	350	300

Accrued and other liabilities	639	887

Current maturities of long term debt	38	35

TOTAL CURRENT LIABILITIES	1,885	2,768

LONG-TERM DEBT, less current maturities	1,943	1,965

STOCKHOLDERS’ EQUITY

Common stock, without par value, stated value $.20 per share; 15,000,000 shares
authorized; 9,029,901 shares issued and outstanding	1,806	1,805

Additional paid-in capital	31,195	31,187

Retained-earnings deficit	(21,036)	(18,103)

Notes receivable from officers	(626)	(602)

Accumulated translation adjustment	(124)	38

Total Stockholders’ Equity	11,215	14,325

	$15,043	$19,058

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended June 30,

	2000	1999

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$1,785	$2,409

Direct costs of sales	1,917	2,574

Gross margin	(132)	(165)

Other costs and expenses:

Marketing	611	682

General and administrative	473	216

Engineering and development:

Expenditures	857	1,099

Allocated to capitalized software and direct cost of sales	(182)	(170)

Net engineering and development expenses	675	929

Total costs and expenses	1,759	1,827

Operating loss	(1,891)	(1,992)

Interest income	85

Interest expense	(48)	(237)

Loss from continuing operations before income taxes	(1,854)	(2,229)

Provision (credit) for income taxes	—	(700)

Loss from continuing operations	(1,854)	(1,529)

Income from discontinued Welding Controls operations		136

Gain on disposal of discontinued Welding Controls division, less
applicable income taxes		5,526

Extraordinary charge for early retirement of debt, less applicable
income tax credits		(583)

Net income (loss)	$(1,854)	$3,550

Basic and diluted earnings per share:

Continuing operations	$(.21)	$(.17)

Discontinued operations		.01

Disposal of division		.61

Extraordinary charge		(.06)

Net income (loss)	$(.21)	$.39

Weighted average number of shares of common stock and
common stock equivalents, where applicable	9,026	9,025

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Integral Vision, Inc. and Subsidiary

	Six Months Ended June 30,
	2000	1999

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$3,749	$4,107

Direct costs of sales	3,302	4,577

Gross margin	447	(470)

Other costs and expenses:

Marketing	1,185	1,251

General and administrative	917	543

Engineering and development:

Expenditures	1,765	2,279

Allocated to capitalized software and direct cost of sales	(410)	(509)

Net engineering and development expenses	1,355	1,770

Total costs and expenses	3,457	3,564

Operating loss	(3,010)	(4,034)

Interest income	171

Interest expense	(94)	(482)

Loss from continuing operations before income taxes	(2,933)	(4,516)

Provision (credit) for income taxes		(700)

Loss from continuing operations	(2,933)	(3,816)

Income from discontinued Welding Controls operations		1,030

Gain on disposal of discontinued Welding Controls division, less applicable
income taxes		5,526

Extraordinary charge for early retirement of debt, less applicable income tax credits		(583)

Net income (loss)	$(2,933)	$2,157

Basic and diluted earnings per share:

Continuing operations	$(.32)	$(.42)

Discontinued operations		.11

Disposal of division		.61

Extraordinary charge		(.06)

Net income (loss)	$(.32)	$.24

Weighted average number of shares of common stock and common stock equivalents,
where applicable	9,025	9,025

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Integral Vision, Inc. and Subsidiary

	Six Months Ended June 30,
	2000	1999 (restated)

	(Unaudited)
	(In thousands)
Operating Activities

Net income (loss)	$(2,933)	$2,157

Income from discontinued operations		(1,030)

Gain on sale of Welding Controls division		(5,526)

Extraordinary charge for early retirement of debt		583

Loss from continuing operations	(2,933)	(3,816)

Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:

Depreciation and amortization	1,309	813

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	2,353	466

Inventories	35	1,018

Prepaid and other	233	112

Accounts payable and other current liabilities	(982)	1,840

Net Cash Provided By Operating Activities	15	433

Investing Activities

Proceeds from sale of Welding Controls division, net of note receivable		22,394

Payment received on note receivable	531

Disposal (purchase) of property and equipment	(69)	174

Investment in capitalized software	(372)	(606)

Other	(54)	364

Net Cash Provided By Investing Activities	36	22,326

Financing Activities

Repayments of mortgage note payable	(19)

Proceeds from (repayments of) revolving line of credit and other obligations	140	(19,171)

Proceeds from sale of common stock	9

Net Cash Provided by (Used In) Financing Activities	130	(19,171)

Effect of Exchange Rate Changes	(162)	(224)

Increase in Cash	19	3,364

Cash at Beginning of Period	391	566

Cash at End of Period	$410	$3,930

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
June 30, 2000
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 1999.

Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain other amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

Note B – Sale of the Welding Division

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. The interest bearing portion of the note, approximately $1.9 million, carries an interest rate approximating prime plus 1% and requires quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matures on February 15, 2001. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company’s personnel, facilities, and software.

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

The results of operations for this segment have been reported separately as discontinued operations in the Consolidated Statements of Operations for the prior periods presented.

	Three Months Ended	Six Months Ended
	June 30, 1999	June 30, 1999

	(unaudited)
	(in thousands)
Net revenues	$5,275	$12,403

Costs and expenses	5,139	11,373

Net income from discontinued operations	$136	$1,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note C – Comprehensive Income

The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

	(unaudited, in thousands)
Net income (loss)	$(1,854)	$3,550	$(2,933)	$2,157

Translation adjustments	(104)	(212)	(162)	(224)

	$(1,958)	$3,338	$(3,095)	$1,933

The components of accumulated comprehensive income (loss) at June 30, 2000 and December 31, 1999 are as follows:

	June 30,	December 31,
	2000	1999
	(unaudited)

	(in thousands)
Accumulated translation adjustments	$(124)	$38

Note D – Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	June 30,	December 31,
	2000	1999
	(Unaudited)

	(in thousands)
Raw materials	$1,615	$1,502

Work-in-process	226	218

Finished goods	119	275

	$1,960	$1,995

Note E – Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note E – Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts — Continued

Activity on long-term contracts is summarized as follows:

	June 30,	December 31,
	2000	1999
	(unaudited)

	(in thousands)
Contract costs to date	$84	$500

Estimated contract earnings	208	863

	292	1,363

Less billings to date	228	1,079

Costs and estimated earnings in excess of billings on incomplete contracts	$64	$284

Note F – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share – income (loss) available to common stockholders

Loss from continuing operations	$(1,854)	$(1,529)	$(2,933)	$(3,816)

Income from discontinued Welding operations		136		1,030

Gain on disposal of Welding Controls division		5,526		5,526

Extraordinary charge		(583)		(583)

Net income (loss)	$(1,854)	$3,550	$(2,933)	$2,157

*there was no effect of dilutive securities, see below

Denominator for basic and diluted earnings per share – weighted average shares	9,026	9,025	9,025	9,025

*there was no effect of dilutive securities, see below

BASIC AND DILUTED EARNINGS PER SHARE:

Continuing operations	$(.21)	$(.17)	$(.32)	$(.42)

Discontinued Welding operations		.01		.11

Disposal of division		.61		.61

Extraordinary charge		(.06)		(.06)

Net income (loss)	$(.21)	$.39	$(.32)	$.24

*	Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants, see Note G.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note G – Stock Options and Warrants

At June 30, 2000, there were options outstanding to purchase 1,007,700 shares of common stock at prices ranging from $1.07 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note H – Operations by Geographic Area

The following presents information by geographic area:

	June 30, 2000	December 31,
	(unaudited)	1999

	(in thousands)
Identifiable assets:

United States	$16,479	$21,556

United Kingdom	2,399	1,337

Eliminations	(3,835)	(3,835)

	$15,043	$19,058

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2000	1999	2000	1999

	(unaudited, in thousands)
Net revenues from unaffiliated customers:

United States	$886	$1,672	$1,727	$3,049

United Kingdom	899	737	2,022	1,058

	$1,785	$2,409	$3,749	$4,107

Earnings (loss) from continuing operations before income taxes:

United States	$(1,774)	$(1,968)	$(3,036)	$(3,829)

United Kingdom	(80)	(261)	103	(687)

	$(1,854)	$(2,229)	$(2,933)	$(4,516)

Depreciation and amortization expense:

United States	$527	$125	$1,114	$627

United Kingdom	95	93	195	186

	$622	$218	$1,309	$813

Capital expenditures:

United States	$12	$—	$37	$121

United Kingdom	32	31	32	34

	$44	$31	$69	$155

Net revenues by geographic area:

North America*	$643	$1,352	$1,324	$2,441

Europe	916	733	2,022	1,058

Asia	226	324	403	608

	$1,785	$2,409	$3,749	$4,107

*	Geographic areas that are considered individually material (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary
June 30, 2000

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to June 30, 1999

Net revenues from continuing operations decreased $624,000 to $1.8 million in the second quarter of 2000 from $2.4 million in the second quarter of 1999. The decrease is primarily attributable to a lack of demand for the Company’s OMNI inspection system. An increase in sales of the Company’s liquid crystal inspection(LCI) and disc identification/print inspection(CDiD/CDiP) products partially offset the decline in OMNI sales.

Direct costs of sales decreased to $1.9 million or approximately 107% of sales in the second quarter of 2000 compared to $2.6 million or approximately 107% of sales in the second quarter of 1999. In 2000, management made a change in estimate, primarily related to inventory, that resulted in a $326,000 charge to direct costs of sales. The Company is in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort to this point, management decided that a change in estimate was necessary. In 2000, were it not for this charge, the gross margin as a percentage of sales would have been 89.1%. The gross margin in 2000 was positively affected by a change in product mix as sales of our LCI and CDiD/CDiP products have less material cost than that of the OMNI systems. The gross margin in 1999 was negative primarily because the sales volume was not sufficient to cover the fixed charges, depreciation, and amortization, included in direct cost of sales.

Marketing costs were comparable between the periods as the Company continued marketing on a basis similar to the past. Relationships with distribution and marketing partners are not expected to dramatically affect this expense category.

The general and administrative amounts reported in 2000 were 119% higher than the amounts reported in 1999 primarily due to the fact that a portion of the G&A was allocated to the Welding Controls division in 1999. The actual expenditures in this category decreased in 2000 compared to 1999.

Engineering and development expenses have decreased in the 2000 quarter following reductions in resources allocated to this function compared to 1999. The completion of several development projects was the primary reason for the resource reduction.

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. The interest bearing portion of the note, approximately $1.9 million, carries an interest rate approximating prime plus 1% and requires quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matures on February 15, 2001. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company’s personnel, facilities, and software.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Integral Vision, Inc. and Subsidiary

During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division, which produced the additional gain of $2.1 million, recognized in the quarter. Part of the resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of the additional gain recorded.

Six Months Ended June 30, 2000 Compared to June 30, 1999

Net revenues from continuing operations decreased $358,000 to $3.7 million compared to $4.1 million in last year’s comparable six-month period. The decrease is primarily attributable to a lack of demand for the Company’s OMNI inspection system. An increase in sales of the Company’s liquid crystal inspection(LCI) and disc identification/print inspection(CDiD/CDiP) products partially offset the decline in OMNI sales.

Direct costs of sales decreased to $3.3 million or approximately 88.1% of sales in 2000 compared to $4.6 million or approximately 111% of sales in last year’s comparable period. In 2000, management made a change in estimate, primarily related to inventory, that resulted in a $326,000 charge to direct costs of sales. The Company is in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort to this point, management decided that a change in estimate was necessary. In 2000, were it not for this charge, the gross margin as a percentage of sales would have been 79.4%. The gross margin in 2000 was positively affected by a change in product mix as sales of our LCI and CDiD/CDiP products have less material cost than that of the OMNI systems. The gross margin in 1999 was negative primarily because the sales volume was not sufficient to cover the fixed charges, depreciation, and amortization, included in direct cost of sales.

Marketing costs were comparable between the periods as the Company continued marketing on a basis similar to the past. Relationships with distribution and marketing partners are not expected to dramatically affect this expense category.

The general and administrative amounts reported in 2000 were 68.9% higher than the amounts reported in 1999 primarily due to the fact that a portion of the G&A was allocated to the Welding Controls division in 1999. The actual expenditures in this category decreased in 2000 compared to 1999.

Engineering and development expenses have decreased in the 2000 quarter following reductions in resources allocated to this function compared to 1999. The completion of several development projects was the primary reason for the resource reduction.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Integral Vision, Inc. and Subsidiary

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note. The interest bearing portion of the note, approximately $1.9 million, carries an interest rate approximating prime plus 1% and requires quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matures on February 15, 2001. Additionally, in connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services included use of the Company’s personnel, facilities, and software.

During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division, which produced the additional gain of $2.1 million, recognized in the quarter. Part of the resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of the additional gain recorded.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided $15,000 in cash for the six-months. The reduction in accounts receivable was offset by the operating loss and a reduction in accounts payable.

Investing activities included the receipt of the first two payments due on the note receivable that resulted from the sale of the welding controls division, which were partially offset by investments in software development.

In the second quarter of 2000, the Company secured a revolving line of credit from National City Bank under which it could borrow up to $1.0 million on certain eligible accounts receivable. At June 30, 2000, the Company could borrow up to $360,000 under its line of credit, of which $220,000 was available.

It is expected that the Company’s current resources, including the receipt of payments on the outstanding note receivable, the line of credit, and cash provided by operating activities, will be sufficient to support our cash flow needs over the next twelve months.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Integral Vision, Inc. and Subsidiary

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to market risk stemming from changes in foreign exchange rates, interest rates, and prices of inventory purchased for assembly into finished products. Changes in these factors could cause fluctuations in earnings and cash flows. In the normal course of business, exposure to interest rates is managed by fixing the interest rates on the Company’s long term debt whenever possible. The Company does not generally enter into long-term purchase contracts but instead purchases inventory to fill specific sales contracts thereby minimizing risks with respect to inventory price fluctuations.

Foreign Exchange Rates – The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis, the Company denominates sales in the following currencies:

• Japanese Yen • Pound Sterling • French Francs • Euros

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 2000, the Company had no open positions.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 24, 2000. The matters voted upon were the election of directors and other business, which may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:

	For	Withheld

Max A. Coon	8,584,353	94,833

Charles J. Drake	8,588,353	90,833

Stephan Sharf	8,612,053	67,133

Vincent Shunsky	8,592,353	86,833

William B. Wallace	8,616,053	63,133

Item 5.	Other Information

None

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

PART II
OTHER INFORMATION (Continued)

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.4	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.6*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.7	Asset Purchase Agreement between Medar, Inc. and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.8	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).
10.9**	Loan agreement between National City Bank and Integral Vision, Inc. dated May 16, 2000.

27**	Financial Data Schedule

(b)	There were no reports on Form 8-K filed in the quarter ended June 30, 2000.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: August 14, 2000	/S/ CHARLES J. DRAKE

Charles J. Drake, Chief Executive

Officer and Chairman of the

Board (Principal Executive

Officer)

Date: August 14, 2000	/S/ VINCENT SHUNSKY

Vincent Shunsky, Acting Chief

Financial Officer, Treasurer and

Director (Principal Financial and

Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.9	Loan agreement between National City Bank and Integral Vision, Inc. dated May 16, 2000.

27	Financial Data Schedule