Form 10-Q
period 2000-09-30
INTEGRAL VISION INC
filed 2000-11-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended September 30, 2000.
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to ____________.

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

YES NO

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of October 31, 2000 was 9,029,901.

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Integral Vision, Inc. and Subsidiary

	September 30,	December 31,
	2000	1999
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash	$154	$391

Accounts receivable, less allowance of $177,000 ($820,000 in 1999)	1,340	3,883

Inventories	1,787	1,995

Costs and estimated earnings in excess of billings on incomplete contracts	64	284

Current maturities of note receivable from sale of the Welding Controls division	2,276	1,716

Other current assets	290	309

TOTAL CURRENT ASSETS	5,911	8,578

PROPERTY, PLANT AND EQUIPMENT

Land and land improvements	363	363

Building and building improvements	3,686	3,740

Production and engineering equipment	2,667	2,669

Furniture and fixtures	875	872

Vehicles	137	145

Computer equipment	2,716	2,762

	10,444	10,551

Less accumulated depreciation	(6,833)	(6,289)

	3,611	4,262

OTHER ASSETS

Capitalized computer software development costs, less accumulated amortization	3,602	4,327

Patents, less accumulated amortization	250	259

Note receivable from sale of Welding Controls division, less unamortized discount and current maturities	-	1,563

Other	48	69

	3,900	6,218

	$13,422	$19,058

      See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS - Continued
Integral Vision, Inc. and Subsidiary

	September 30,	December 31,
	2000	1999
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Note payable	$170	$-

Accounts payable	981	1,546

Employee compensation	307	300

Accrued and other liabilities	549	887

Current maturities of long term debt	38	35

TOTAL CURRENT LIABILITIES	2,045	2,768

LONG-TERM DEBT, less current maturities	1,934	1,965

STOCKHOLDERS’ EQUITY

Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,029,901 shares issued and outstanding	1,806	1,805

Additional paid-in capital	31,195	31,187

Retained-earnings deficit	(22,670)	(18,103)

Notes receivable from officers	(653)	(602)

Accumulated translation adjustment	(235)	38

Total Stockholders’ Equity	9,443	14,325

	$13,422	$19,058

      See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended September 30,

	2000	1999

	(Unaudited)
	(In thousands, except per share data)

Net revenues	$1,535	$3,975

Costs of sales:

Direct costs of sales	1,063	2,280

Depreciation and amortization	537	338

Total costs of sales	1,600	2,618

Gross margin	(65)	1,357

Other costs and expenses:

Marketing	585	587

General and administrative	404	239

Engineering and development:

Expenditures	811	852

Allocated to capitalized software and direct cost of sales	(185)	(300)

Net engineering and development expenses	626	552

Total costs and expenses	1,615	1,378

Operating loss	(1,680)	(21)

Interest income	93	345

Interest expense	(47)	-

Income (loss) from continuing operations before income taxes	(1,634)	324

Provision (credit) for income taxes	-	300

Income (loss) from continuing operations	(1,634)	24

Gain on disposal of discontinued Welding Controls division, net of applicable income taxes		1,120

Net income (loss)	$(1,634)	$1,144

Basic and diluted earnings per share:

Continuing operations	$(.18)	$-

Disposal of division	-	.12

Net income (loss)	$(.18)	$.12

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,030	9,025

      See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Nine Months Ended September 30,

	2000	1999

	(Unaudited)
	(In thousands, except per share data)

Net revenues	$5,284	$8,082

Costs of sales:

Direct costs of sales	3,291	6,182

Depreciation and amortization	1,611	1,013

Total costs of sales	4,902	7,195

Gross margin	382	887

Other costs and expenses:

Marketing	1,770	1,838

General and administrative	1,321	782

Engineering and development:

Expenditures	2,576	3,131

Allocated to capitalized software and direct cost of sales	(595)	(809)

Net engineering and development expenses	1,981	2,322

Total costs and expenses	5,072	4,942

Operating loss	(4,690)	(4,055)

Interest income	264	345

Interest expense	(141)	(482)

Loss from continuing operations before income taxes	(4,567)	(4,192)

Provision (credit) for income taxes		(400)

Loss from continuing operations	(4,567)	(3,792)

Income from discontinued Welding Controls operations		1,030

Gain on disposal of discontinued Welding Controls division, less applicable income taxes		6,646

Extraordinary charge for early retirement of debt, less applicable income tax credits		(583)

Net income (loss)	$(4,567)	$3,301

Basic and diluted earnings per share:

Continuing operations	$(.51)	$(.42)

Discontinued operations		.11

Disposal of division		.74

Extraordinary charge		(.06)

Net income (loss)	$(.51)	$.37

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,027	9,025

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Integral Vision, Inc. and Subsidiary

	Nine Months Ended September 30,

	2000	1999

	(Unaudited)
	(in thousands)
Operating Activities

Net income (loss)	$(4,567)	$3,301

Income from discontinued operations		(1,030)

Gain on sale of Welding Controls division		(6,646)

Extraordinary charge for early retirement of debt		583

Loss from continuing operations	(4,567)	(3,792)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	1,954	1,261

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	2,543	(9)

Inventories	208	888

Prepaid and other	188	(851)

Accounts payable and other current liabilities	(838)	1,032

Net Cash Used In Operating Activities	(512)	(1,471)

Investing Activities

Proceeds from sale of Welding Controls division, net of note receivable		22,394

Payment received on note receivable	1,099

Disposal (purchase) of property and equipment	(95)	13

Investment in capitalized software	(541)	(885)

Other	(66)	426

Net Cash Provided By Investing Activities	397	21,948

Financing Activities

Repayments of mortgage note payable	(28)

Proceeds from (repayments of) lines of credit and other obligations	170	(20,448)

Proceeds from sale of common stock	9

Net Cash Provided by (Used In) Financing Activities	151	(20,448)

Effect of Exchange Rate Changes	(273)	(194)

Decrease in Cash	(237)	(165)

Cash at Beginning of Period	391	566

Cash at End of Period	$154	$401

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
September 30, 2000
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

Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. Certain other amounts in the consolidated financial statements have been reclassified to conform with the current presentation.

Note B - Sale of the Welding Controls Division

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

Nine Months Ended
September 30, 1999

(unaudited)
(in thousands)

Net revenues	$12,403

Costs and expenses	11,373

Net income from discontinued operations	$1,030

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note C - Comprehensive Income

The components of comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2000	1999	2000	1999

		(unaudited, in thousands)

Net income (loss)	$(1,634)	$1,144	$(4,567)	$3,301

Translation adjustments	(111)	30	(273)	(194)

	$(1,745)	$1,174	$(4,840)	$3,107

The components of accumulated comprehensive income (loss) at September 30, 2000 and December 31, 1999 are as follows:

	September 30,	December 31,
	2000	1999
	(unaudited)

	(in thousands)
Accumulated translation adjustments	$(235)	$38

Note D - Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	September 30,	December 31,
	2000	1999
	(Unaudited)

	(in thousands)
Raw materials	$1,336	$1,502

Work-in-process	334	218

Finished goods	117	275

	$1,787	$1,995

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note E - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts — Continued

Activity on long-term contracts is summarized as follows:

	September 30,	December 31,
	2000	1999
	(unaudited)

	(in thousands)
Contract costs to date	$84	$500

Estimated contract earnings	208	863

	292	1,363

Less billings to date	228	1,079

Costs and estimated earnings in excess
of billings on incomplete contracts	$64	$284

Note F - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per
share - income (loss) available to common
stockholders

Income (loss) from continuing operations	$(1,634)	$24	$(4,567)	$(3,792)

Income from discontinued Welding operations				1,030

Gain on disposal of Welding Controls division		1,120		6,646

Extraordinary charge				(583)

Net income (loss)	$(1,634)	$1,144	$(4,567)	$3,301

*there was no effect of dilutive securities, see below

Denominator for basic and diluted earnings per
share - weighted average shares	9,030	9,025	9,027	9,025

*there was no effect of dilutive securities, see below

BASIC AND DILUTED EARNINGS PER SHARE:

Continuing operations	$(.18)	$-	$(.51)	$(.42)

Discontinued Welding operations				.11

Disposal of division		.12		.74

Extraordinary charge				(.06)

Net income (loss)	$(.18)	$.12	$(.51)	$.37

•	Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants, see Note G.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note G - Stock Options and Warrants

At September 30, 2000, there were options outstanding to purchase 983,200 shares of common stock at prices ranging from $1.07 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share.

Note H - Operations by Geographic Area

The following presents information by geographic area:

	September 30, 2000	December 31,
	(unaudited)	1999

	(in thousands)
Identifiable assets:

United States	$15,094	$21,556

United Kingdom	2,163	1,337

Eliminations	(3,835)	(3,835)

	$13,422	$19,058

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(unaudited, in thousands)
Net revenues from unaffiliated
customers:

United States	$688	$2,914	$2,415	$5,963

United Kingdom	847	1,061	2,869	2,119

	$1,535	$3,975	$5,284	$8,082

Earnings (loss) from continuing

operations before income taxes:

United States	$(1,383)	$518	$(4,419)	$(3,311)

United Kingdom	(251)	(194)	(148)	(881)

	$(1,634)	$ 324	$(4,567)	$(4,192)

Depreciation and amortization
expense:

United States	$551	$355	$1,665	$982

United Kingdom	94	93	289	279

	$645	$448	$1,954	$1,261

Capital expenditures:

United States	$9	$105	$46	$226

United Kingdom	17	10	49	44

	$26	$115	$95	$270

Net revenues by geographic
area:

North America*	$670	$1,523	$1,994	$3,964

Europe	708	1,227	2,730	2,285

Asia	157	1,225	560	1,833

	$1,535	$3,975	$5,284	$8,082

•	Geographic areas that are considered individually material (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary
September 30, 2000

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to September 30, 1999

Net revenues from continuing operations decreased $2.4 million to $1.5 million in the third quarter of 2000 from $4.0 million in the third quarter of 1999. The decrease is primarily attributable to a lack of demand for the Company’s OMNI inspection system. An increase in sales of the Company’s disc identification/print inspection (CDiD/CDiP) products was partially offset by a decrease in sales of the Company’s liquid crystal inspection(LCI) product.

Costs of sales decreased to $1.6 million or approximately 104% of sales in the third quarter of 2000 compared to $2.6 million or approximately 65.9% of sales in the third quarter of 1999. The gross margin in 2000 was negative primarily because the sales volume was not sufficient to cover the fixed charges, depreciation, and amortization, included in costs of sales.

Marketing costs were comparable between the periods as the Company continued marketing on a basis similar to the past. Relationships with distribution and marketing partners are not expected to dramatically affect this expense category.

The general and administrative amounts reported in 2000 were 69% higher than the amounts reported in 1999. This was primarily due to the fact that, in 1999, general and administrative expenses were partially offset by $225,000 of costs recovered as part of the transition services agreement related to the sale of the Welding Controls division. Exclusive of this cost recovery, actual general and administrative expenditures decreased in 2000 compared to 1999.

Engineering and development expenditures have decreased in the 2000 quarter following reductions in resources allocated to this function compared to 1999. The completion of several development projects was the primary reason for the resource reduction.

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

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued
Integral Vision, Inc. and Subsidiary

During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division, which produced the additional gain of $2.1 million, recognized in the fourth quarter. Part of the resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of the additional gain recorded.

Nine Months Ended September 30, 2000 Compared to September 30, 1999

Net revenues from continuing operations decreased $2.8 million to $5.3 million compared to $8.1 million in last year’s comparable nine-month period. The decrease is primarily attributable to a lack of demand for the Company’s OMNI inspection system. An increase in sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products partially offset the decline in OMNI sales.

Costs of sales decreased to $4.9 million or approximately 92.8% of sales in 2000 compared to $7.2 million or approximately 89% of sales in last year’s comparable period. In 2000, management made a change in estimate, primarily related to inventory, that resulted in a $326,000 charge to direct costs of sales. The Company is in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort to this point, management decided that a change in estimate was necessary. In 2000, were it not for this charge, the costs of sales as a percentage of sales would have been 86.6%. The gross margin in 2000 was positively affected by a change in product mix as sales of our LCI and CDiD/CDiP products have less material cost than that of the OMNI systems. The gross margin in both periods was negatively affected by low sales volumes as fixed charges, depreciation, and amortization made up a significant portion of the costs of sales.

Marketing costs were comparable between the periods as the Company continued marketing on a basis similar to the past. Relationships with distribution and marketing partners are not expected to dramatically affect this expense category.

The general and administrative amounts reported in 2000 were 68.9% higher than the amounts reported in 1999. This was primarily due to the fact that a portion of the G&A was allocated to the Welding Controls division in 1999. Additionally, in 1999 the general and administrative expenses were partially offset by $225,000 of costs recovered as part of the transition services agreement related to the sale of the Welding Controls division. The actual general and administrative expenditures decreased in 2000 compared to 1999.

Engineering and development expenditures have decreased in 2000 following reductions in resources allocated to this function compared to 1999. The completion of several development projects was the primary reason for the resource reduction.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

During the quarter ended December 31, 1999, the Company resolved certain post closing adjustments with the purchaser of the former Welding Controls division, which produced the additional gain of $2.1 million, recognized in the fourth quarter. Part of the resolution with the purchaser included an agreement to pay amounts that previously had been contingent on shipments to a certain customer. This accounted for approximately $1.5 million of the additional gain recorded.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $512,000 in cash for the nine-months. The operating loss and a reduction in accounts payable were partially offset by a reduction in accounts receivable.

Investing activities included the receipt of the first three payments due on the note receivable that resulted from the sale of the welding controls division, which were partially offset by investments in software development.

In the second quarter of 2000, the Company secured a revolving line of credit from National City Bank under which it could borrow up to $1.0 million on certain eligible accounts receivable. At September 30, 2000, the Company could borrow up to $192,000 under its line of credit, of which $22,000 was available.

The Company’s current resources include the receipt of payments on the outstanding note receivable, the line of credit, and cash provided by operating activities. Additionally, the Company believes the value of its patented technologies could provide additional resources for the Company if needed. The Company expects that its current resources coupled with the ability to monetize the value of certain of its patented technologies will be sufficient to support our cash flow needs over the next twelve months.

Item 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Foreign Exchange Rates - The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis, the Company denominates sales in the following currencies:

•	Japanese Yen
•	Pound Sterling
•	French Francs
•	Euros

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 2000, the Company had no open positions.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

PART II
OTHER INFORMATION (Continued)

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.4	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.6*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.7	Asset Purchase Agreement between Medar, Inc. and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A É Rule 14a-101 dated May 6, 1999 and incorporated herein by reference.)

10.8	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

PART II
OTHER INFORMATION (Continued)

10.9	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

27**	Financial Data Schedule

(b)	There were no reports on Form 8-K filed in the quarter ended September 30, 2000.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: November 10, 2000	/S/ CHARLES J. DRAKE Charles J. Drake, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Date: November 10, 2000	/S/ VINCENT SHUNSKY Vincent Shunsky, Acting Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

27	Financial Data Schedule