Form 10-K
period 2000-12-31
INTEGRAL VISION INC
filed 2001-04-02
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______ to _______ .

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001:

Common Stock, No Par Value, Stated Value $.20 Per Share — $2,781,746

The number of shares outstanding on each of the issuer’s classes of common stock, as of February 28, 2001:

Common Stock, No Par Value, Stated Value $.20 Per Share — 9,029,901

Documents Incorporated By Reference: Portions of the proxy statement for the annual shareholders meeting to be held May 23, 2001 are incorporated by reference into Part III.

Part I
Part II
Part III
PART IV
SIGNATURES
Form 10-K — ITEM 14(a)(1) and (2)
Integral Vision, Inc. and Subsidiary
Report of Independent Auditors
Report of Independent Auditors
Schedule II — Valuation And Qualifying Accounts
Exhibits to Form 10K
Note & Warrant Puchase Agreement
Subsidiaries of the Registrant
Consent of Ernst & Young LLP
Consent of Moore Stephens Doeren Mayhew

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

Overview

Integral Vision is a supplier of machine vision systems and applications development software used to ensure product quality during the manufacturing process.

Machine vision has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. The Company’s vision systems automatically identify, gauge or inspect parts with speed and accuracy. Quantitative information about each part is evaluated to check for functional or cosmetic defects. Our systems can be configured to statistically monitor the production process and send data to other equipment in the manufacturing cell. Such data could be used for example, by a diverter to send defective parts to a reject bin, or by process controllers to automatically adjust process variables.

Target markets for our turnkey systems include the small flat panel display, optical disc, print, and packaging industries. Applications development software, such as our Industrial Vision Controller(IVC) technology, can be applied to an extensive array of applications in industries that run the gamut from aerospace to medical to textiles, and everything in between.

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

InteliCheck monitors print quality for the screen, offset, pad printing and hot foil stamping technologies. Once an operator has completed the required production set up for a label, the vision system is trained to recognize the label print and registration using good sample labels. InteliCheck inspects each label as it is produced and can reject the label print quality and the quality of application if either fails to meet manufacturing specifications.

InteliCheck can detect typographical, batch/lot coding, color, or other label defects and can reject any label that is torn, creased or misaligned. This system is available for both color and monochrome label inspection of flat or oval products, or with a specially designed optical head for the inspection of cylindrical products.

Small Flat Panel Display Inspection
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

Intellectual Property

Management believes that the technology incorporated in its products gives it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 15 patents and has applied for 5 more. There can be no assurance that patents applied for will be granted, that the Company will have the resources to defend its patents or that patents the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development cost amounted to $2.7 million, $3.1 million, and $3.5 million for the years ended December 31, 2000, 1999, and 1998, respectively. The Company’s current product development efforts are primarily directed to Small Display Inspection products, enhancement and expansion of the InteliCheck product line and application software development tools for vision for use as part of Common VisionBlox.

Marketing

The Company generally markets its vision products to end users, but the Company has had success integrating its products with OEM’s in certain circumstances. More recently, the Company has begun to use distributors for its application software development tools for vision. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), Europe (through employees of Integral Vision, LTD), and Asia (through a combination of representatives and of Company employees). Company sales employees are compensated by a combination of salary and commission.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Competition

The Company experiences competition in all areas in which it operates. Competition is strongest in the optical disc market where the Company’s optical inspection systems compete with equipment from Dr. Schenk GmbH and Basler GmbH. Competition for InteliCheck, Small Display Inspection, and the Company’s general vision application work comes from numerous niche producers, each providing competition within a particular product line. Cognex Corp. competes either directly or indirectly via systems integrators in some of the Company’s product lines, except optical disc inspection products.

Export Sales

Sales outside of the United States accounted for 61%, 54% and 70% of the Company’s net sales in 2000, 1999 and 1998. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company’s export billings are denominated in US dollars. Billings in the UK and Japan are generally in pound sterling and yen, respectively. On occasion other export billings are denominated in the currency of the customer’s country.

See notes to the Consolidated Financial Statements Part II – ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s result of operations. During the year ended December 31, 2000 sales to Machines Dubuit, Hanky America and Protronix Ltd represented 33% of sales. Amounts due from these customers amounted to 40% of the respective outstanding trade receivable balance at December 31, 2000.

Backlog

As of December 31, 2000, the Company had an order backlog of approximately $566,000 compared to $783,000 at December 31, 1999. Management expects that the Company will ship products representing this entire backlog in 2001.

Employees

As of February 28, 2001, the Company had approximately 67 permanent employees, as compared to 89 at February 29, 2000 and 107 at February 28, 1999. None of the Company’s employees are represented by a labor union.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the over-the-counter market (NASDAQ) as a National Market Issue under the symbol INVI. As of February 28, 2001, there were approximately 4,500 stockholders of the Company including individual participants in security position listings.

Subsequent to December 31, 2000, the Company received notification from Nasdaq that it has failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Nasdaq rules. If the Company is unable to maintain a bid price of at least $1.00 for 10 consecutive trading days before April 9, 2001, Nasdaq will send the Company written notification that its securities will be delisted, and would no longer be eligible to be quoted in the Nasdaq system. At that time, the Company would be permitted to appeal that decision to a Nasdaq Listing Qualifications Panel.

The table below shows the high and low sales prices for the Company’s common stock for each quarter in the past two years. The closing sales price for the Company’s common stock on February 28, 2001 was $0.438 per share.

		2000

	Mar 31	Jun 30	Sept 30	Dec 31

High	$5.688	$3.500	$2.563	$1.625

Low	2.000	1.375	1.188	0.281

		1999

High	$2.688	$3.250	$2.688	$2.250

Low	1.125	1.500	1.063	1.031

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

Item 6. Selected Financial Data

					Year ended December 31

	2000			1999			1998				1997				1996

					(restated)				(restated)						(restated)

				(in thousands, except per share data)
Net revenues	$5,956			$10,743				$9,434				$15,955				$13,618

Gross margin	(534)	(f	)	(105)	(a	)		1,265	(c	)		4,313	(d	)		798

									(d	)

Loss from continuing	(7,124)			(5,671)				(11,203)	(e	)		(1,663)				(4,792)

operations

Income (loss) from discontinued operations(g)				1,030				19				1,519				2,813

Gain on disposal of

Welding division				8,749

Extraordinary charge from

early retirement of debt				(583)

Net income (loss)	(7,124)			3,525	(b	)		(11,184)	(e	)		(144)				(1,979)

Basic and diluted earnings

(loss) per share:

Continuing operations	(.79)			(.63)				(1.24)				(.19)				(.54)

Discontinued Welding				.11								.17				.32

operations

Gain on disposal of				.97

Welding division

Extraordinary charge				(.06)

Net income (loss)	$(.79)			$.39				$(1.24)				$(.02)				$(.22)

Weighted average shares	9,028			9,025				9,025				8,897				8,820

			At December 31

	2000	1999	1998		1997		1996

			(restated)		(restated)		(restated)

		(in thousands)
Working capital	$964	$5,810		$2,641		$3,478		$17,041

Total assets	11,164	19,058		34,320		48,521		45,246

Long-term debt	1,967	2,000		20,123		22,592		19,784

including current portion
Stockholders’ equity	6,936	14,325		10,861		22,003		21,302

(a)	In 1999, the Company charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.

(b)	Includes an $8.7 million after tax gain on disposal of the Welding Controls division and a $583,000 charge, net of tax credit, for the early retirement of debt.

(c)	In 1998, the Company charged-off inventory of $1.4 million as a result of Management’s decision to no longer pursue the sale of certain products for the audio CD market.

(d)	Net revenues included $1.5 million from the sale of patent technology in both 1997 and 1998 which resulted in lower direct cost of sales as a percentage of sales.

(e)	Includes a $4.2 million write-off of capitalized software development costs.

(f)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(g)	See Note C to “Notes to Consolidated Financial Statements.”

The above selected financial data should be read in conjunction with Consolidated Financial Statements, including the notes thereto (Part II - - ITEM 8) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part II — ITEM 7). The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings to finance the expansion and its development of business.

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

	Year ended December 31

	2000	1999	1998

			(restated)

Net revenues	100.0%	100.0%	100.0%

Direct cost of sales (a) (e)	97.8	86.8	71.7

Specific inventory adjustment (b) (c) (d)	11.2	14.2	14.9

Gross margin	(9.0)	(1.0)	13.4

Other costs and expenses:

Marketing	39.2	22.9	25.6

General and administrative	29.1	12.2	14.9

Engineering and development:

Expenditures	55.9	39.0	51.6

Allocated to capitalized software and direct

cost of sales	(10.7)	(10.3)	(14.6)

Net engineering and development expenses	45.2	28.7	37.0

Product restructuring and other charges			45.0

Total other costs and expenses	113.5	63.8	122.5

Loss from operations	(122.5)	(64.8)	(109.1)

Other income		13.5

Interest income	5.8	3.5

Interest expense	(3.0)	(5.0)	(9.7)

Loss from continuing operations before income taxes	(119.7)	(52.8)	(118.8)

Provision (credit) for income taxes

Loss from continuing operations	(119.7)	(52.8)	(118.8)

Income from discontinued welding operations, less

applicable income taxes		9.6	0.2

Gain on disposal of discontinued Welding division, less

applicable income taxes		81.4

Extraordinary charge for early retirement of debt less

applicable income tax credit		(5.4)

Net income (loss)	(119.7)%	32.8%	(118.6)%

(a)	Net revenues included $1.5 million from the sale of patent technology in

1998 which resulted in lower direct cost of sales as a percentage of sales.

(b)	In 1999, the Company charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued

product line.

(c)	In 1998, the Company charged-off inventory of $1.4 million as a result of

Management’s decision to no longer pursue the sale of certain products for the audio CD market.

(d)	In 2000, Management made a change in estimate, primarily

related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(e)	Direct cost of sales includes capitalized software amortization as a percentage of sales of 27.9%, 11.0% and 15.1% in 2000, 1999 and 1998,

respectively.

Year Ended December 31, 2000, compared to the year ended December 31, 1999

Net revenues decreased $4.7 million (44.3%) from $10.7 million in 1999 to $6.0 million in 2000. The decrease is primarily attributable to a lack of demand for the Company’s OMNI inspection system. In 2000, the Company’s ability to sell into the overseas market was hampered by the strength of the U.S. Dollar versus the German Mark, as the Company has major competitors based in Germany. The average exchange rate of the U.S. Dollar to the German Mark increased approximately 16% in 2000 versus 1999. The Company was unable to lower its price enough to compete. In the U.S., manufacturers and replicators in the disc market spent very little to increase capacity in 2000 for a variety of reasons including increased electronic distribution (versus disc media) of music and computer software and the relocation of manufacturing operations to Asia. However, the Company did experience a modest increase in sales of its liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products which partially offset the decline in OMNI sales.

Direct costs of sales decreased to $6.5 million in 2000 from $10.8 million in 1999 and increased as a percentage of sales to 109% from 101%. In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales. The Company is in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort to this point, Management decided that a change in estimate was necessary. The direct costs of sales for 1999 includes an inventory charge-off of $1.5 million resulting from a review of the marketability of remaining inventory related to a previously discontinued product line. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 97.8% in 2000 compared to 86.8% in 1999. The gross margin in 2000 was positively affected by a change in product mix as sales of our LCI and CDiD/CDiP products have less material cost than that of the OMNI systems. However, the gross margin in both periods was negatively affected by low sales volumes as fixed charges, depreciation, and amortization made up a significant portion of the costs of sales.

Marketing expense decreased slightly in dollar terms, but increased as a percentage of net revenues from 22.9% to 39.2%. The increase as a percentage of net revenues was primarily attributable to the decreased sales volume.

General and administrative expenses increased to $1.7 million from $1.3 million and as a percentage of net revenues from 12.2% to 29.1%. This was primarily due to the fact that a portion of the G&A was allocated to the Welding Controls division in 1999. The actual general and administrative expenditures decreased in 2000 compared to 1999.

Product development expenses decreased to $2.7 million from $3.1 million and increased as a percentage of net revenues from 28.7% to 45.2%. The reduction in development expenditures was primarily the result of the Company’s decision to focus its resources on a few specific projects in 2000.

In 1999, other income of $1.5 million and interest income of $374,000 ($347,000 in 2000) resulted from the sale of the Welding Controls division to Weltronic (WTC). The other income represents fees paid for services provided by Integral Vision for WTC during the transition period. These services included management services, use of facilities and software usage. The interest income represents the interest on the note receivable from WTC.

Interest expense decreased to $177,000 from $539,000 and as a percentage of net revenues to 3.0% from 5.0%. The decrease is a result of the pay-off of substantially all debt at June 30, 1999 using the proceeds from the sale of the Welding Controls division.

In 1999, the gain on disposal of the Welding division of $8.7 million, net of tax, resulted from the sale of substantially all of the assets of the Welding Controls division on June 30, 1999.

In 1999, the extraordinary charge of $583,000, net of tax credit, was a result of charges related to the early retirement of debt. These charges included unaccreted value assigned to warrants and unamortized discounts. The Company used proceeds from the sale of the Welding Controls division to pay-off substantially all outstanding debt on June 30, 1999.

Year Ended December 31, 1999, compared to the year ended December 31, 1998

Net revenues increased $1.3 million (13.9%) from $9.4 million in 1998 to $10.7 million in 1999. The increase resulted primarily from a recovery in optical inspection system revenues as the Company’s Series 2000 product lines became established in the field.

Direct costs of sales increased to $10.8 million in 1999 from $8.2 million in 1998 or as a percentage of sales to 101% from 86.6%. The direct costs of sales for 1999 includes an inventory charge-off of $1.5 million resulting from a review of the marketability of remaining inventory related to a previously discontinued product line. The direct costs of sales for 1998 includes an inventory charge-off of $1.4 million resulting from our decision to no longer sell inspection systems for the audio CD market. Additionally, in 1998, revenue of $1.5 million from the sale of patent technology was included in net revenue which resulted in a lower direct cost of sales as a percentage of sales. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 86.8% in 1999 compared to 86.1% in 1998. This is the result of lower margins in the CD-R inspection portion of the optical disc inspection product line.

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

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 2000. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

	Quarter Ended
	2000

	Dec 31	Sep 30	Jun 30	Mar 31

	(in thousands except per share data)

Net revenues	$672	$1,535	$1,785	$1,964

Gross margin	(916)	(65)	(132)	579

Income (loss) from continuing

operations	(2,557)	(1,634)	(1,854)	(1,079)

Income (loss) from

discontinued operations

Gain on disposal of Welding

division

Extraordinary charge from

early retirement of debt

Net income (loss)	(2,557)	(1,634)	(1,854)	(1,079)

Basic and diluted earnings

(loss) per share:

Continuing operations	(.28)	(.18)	(.21)	(.12)

Discontinued welding operations

Disposal of Welding division

Extraordinary charge

Net income (loss)*	$(.28)	$(.18)	$(.21)	$(.12)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter Ended
	1999

	Dec 31	Sep 30	Jun 30	Mar 31

				(restated)

	(in thousands except per share data)

Net revenues	$2,661	$3,975	$2,409	$1,698

Gross margin	(992)	1,357	(165)	(305)

Income (loss) from continuing

operations	(1,879)	24	(1,529)	(2,287)

Income (loss) from

discontinued operations			136	894

Gain on disposal of Welding

division	2,103	1,120	5,526

Extraordinary charge from

early retirement of debt			(583)

Net income (loss)	224	1,144	3,550	(1,393)

Basic and diluted earnings

(loss) per share:

Continuing operations	(.21)		(.17)	(.25)

Discontinued welding operations			.01	.10

Disposal of Welding division	.23	.12	.61

Extraordinary charge			(.06)

Net income (loss)*	$.02	$.12	$.39	$(.15)

*	The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding. See MD&A for additional discussion.

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

Liquidity and Capital Resources

Operating activities for 2000 used cash of approximately $1.3 million primarily due to the Company’s loss from continuing operations of $7.1 million. The cash used in operating activities was offset by a net decrease of $3.3 million in certain working capital items. The decrease is primarily attributable to a reduction in accounts receivable as a result of the lower sales volume in 2000 compared to 1999. The modest decrease in inventory and other assets was offset by the cash used for accounts payable and other current liabilities.

The Company’s investing activities included the receipt of $1.7 million in principal payments on the note receivable that resulted from the sale of the Welding Controls division. Additionally, $635,000 was invested in capitalized software development in 2000. Software is an integral part of the Company’s business as it is included with nearly all of the Company’s product offerings; therefore, investments in capitalized software development in the future will continue to be significant.

The Company’s financing activities included securing a revolving line of credit under which it could borrow up to $1.0 million on certain eligible accounts receivable. At December 31, 2000 the line was fully drawn at $270,000.

The Company’s current resources include the receipt of payments on the outstanding note receivable and anticipated cash provided by operating activities. These resources will not be sufficient to support the Company’s cash flow needs over the next twelve months. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of certain of its patented technologies, the sale of its building, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. Further, the Company will need to secure immediate financing of approximately $900,000 in order to meet its obligations over the next three months while Management is attempting to execute its plans. Subsequent to December 31, 2000, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note M) which could provide, if placed timely, the immediate financing the Company needs over the next three months. At March 29, 2001, $120,000 of the debentures had been placed. Additional financing may or may not be available through banks. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Impact of Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. The Company’s operations together with other sources are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement No. 133 (amended by SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company believes there will be no material impact resulting from the application of SFAS No. 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this interpretation on July 1, 2000 does not have any impact on the Company’s historical financial statements.

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

Foreign Exchange Rates — The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

• Japanese Yen
• Pound Sterling
• French Francs
• Euros
In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 2000, the Company had no open positions.

Item 8. Financial Statements and Supplementary Data

Financial statements and quarterly results of operations are submitted in separate sections of this report.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure

None

Part III

Item 10. Directors and Executive Officers of the Registrant

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2000), with respect to directors and executive officers of the Company, is incorporated herein by reference.

Item 11. Executive Compensation

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2000), with respect to directors and executive officers of the Company, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2000), with respect to directors and executive officers of the Company, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2000), with respect to directors and executive officers of the Company, is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of ITEM 14 is submitted as a separate section of this report.

(3)	Listing of exhibits.

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate.

10.1	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.2	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

Exhibit
Number	Description of Document

10.3	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.4	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.6*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.7	Asset Purchase Agreement between the Registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.8	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as Exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC File 0-12728, and incorporated herein by reference).

10.9	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

21	Subsidiary of the registrant.

23.1	Consent of Ernst & Young, LLP, independent auditors.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

(b)	Reports on Form 8-K: None.

(c)	Exhibits – The response to this portion of ITEM 14 is submitted as a separate section of this report.

(d)	Financial statement schedules – The response to this portion of ITEM 14 is submitted as a separate section of this report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2001	INTEGRAL VISION, INC.

By: /S/ CHARLES J. DRAKE

Charles J. Drake, Chairman of the Board (Principal Executive Officer)

By: /S/ VINCENT SHUNSKY

Vincent Shunsky, Treasurer and Director (Acting Chief Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE Charles J. Drake	Chairman of the Board (Principal Executive Officer) and Director

/S/ MAX A. COON Max A. Coon	Vice Chairman, Secretary and Director

/S/ VINCENT SHUNSKY Vincent Shunsky	Treasurer and Director (Acting Chief Financial Officer)

/S/ WILLIAM B. WALLACE William B. Wallace	Director

Annual Report on Form 10K

ITEM 14(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended December 31, 2000

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

Report of Moore Stephens Doeren Mayhew, Independent Auditors
Report of Ernst & Young LLP, Independent Auditors
Consolidated Balance Sheets-December 31, 2000 and 1999
Consolidated Statements of Operations-Years ended December 31, 2000, 1999 and 1998
Consolidated Statements of Stockholders’ Equity-Years ended December 31, 2000, 1999, and 1998
Consolidated Statements of Cash Flows-Years ended December 31, 2000, 1999 and 1998
Notes to Consolidated Financial Statements-December 31, 2000

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
Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Integral Vision, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for 2000 and 1999 as listed in the accompanying index at ITEM 14(a). These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company is suffering recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Moore Stephens Doeren Mayhew

Troy, Michigan
March 16, 2001, except for Note M,
as to which the date is March 29, 2001

Report of Independent Auditors

Board of Directors and Stockholders
Integral Vision, Inc. (Formerly Medar, Inc.)

We have audited the consolidated statements of operations, stockholders’ equity, and cash flows of Integral Vision, Inc. (formerly Medar, Inc.) and subsidiaries for the year ended December 31, 1998. Our audit included the financial statement schedule listed in the index at ITEM 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Integral Vision, Inc. (formerly Medar, Inc.) and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information contained therein.

The accompanying 1998 financial statements have been prepared assuming that the company will continue as a going concern. As more fully described in the notes, as a result of recurring operating losses the Company has violated the provisions of certain of its loan agreements with regard to levels of tangible net worth. Consequently the revolver and term notes with the Bank, all mature in June 1999. The Company is currently exploring alternatives for financing its operations should the Bank elect not to extend the agreement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are more fully described in the notes. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/S/ Ernst & Young LLP

Detroit, Michigan
February 23, 1999, except for Note D
as to which the date is March 31, 1999

Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31

	2000	1999

	(in thousands)
Assets

Current assets

Cash	$78	$391

Accounts receivable, less allowance of $82,000 ($820,000 in 1999)	904	3,883

Inventories — Note A	1,240	1,995

Costs and estimated earnings in excess of billings on incomplete contracts — Note D	24	284

Current maturities of notes from sale of Welding division — Note C	837	1,716

Other current assets	183	309

Total current assets	3,266	8,578

Property and equipment

Land and improvements	363	363

Building and building improvements	3,684	3,740

Production and engineering equipment	2,675	2,669

Furniture and fixtures	878	872

Vehicles	114	145

Computer equipment	2,695	2,762

	10,409	10,551

Less accumulated depreciation	7,002	6,289

	3,407	4,262

Other assets

Capitalized computer software development costs, less accumulated amortization — Note A	3,257	4,327

Patents, less accumulated amortization — Note A	330	259

Note from sale of Welding division, less unamortized discount and current maturities — Note C	862	1,563

Other	42	69

	4,491	6,218

	$11,164	$19,058

Liabilities and Stockholders’ Equity

Current liabilities

Note payable — Note E	$270	$—

Accounts payable	1,035	1,546

Employee compensation	403	300

Accrued and other liabilities	553	887

Current maturities of long-term debt — Note E	41	35

Total current liabilities	2,302	2,768

Long-term debt, less current maturities — Note E	1,926	1,965

Stockholders’ equity — Notes G and I

Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,029,901 shares (1999-9,024,901) issued and outstanding	1,806	1,805

Additional paid-in capital	31,195	31,187

Retained-earnings deficit	(25,227)	(18,103)

Notes receivable from officers	(681)	(602)

Accumulated translation adjustment — Note A	(157)	38

Total stockholders’ equity	6,936	14,325

	$11,164	$19,058

See accompanying notes

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year ended December 31

			1998
	2000	1999	(restated)

	(in thousands, except per share data)
Net revenues	$5,956	$10,743	$9,434

Direct costs of sales	6,490	10,848	8,169

Gross margin — Note A	(534)	(105)	1,265

Other costs and expenses:

Marketing	2,334	2,464	2,419

General and administrative	1,733	1,306	1,410

Engineering and development:

Expenditures	3,328	4,190	4,868

Allocated to capitalized software and direct cost of sales — Note A	(635)	(1,109)	(1,375)

Net expense	2,693	3,081	3,493

Product restructuring and other charges — Note B			4,231

	6,760	6,851	11,553

Loss from operations	(7,294)	(6,956)	(10,288)

Other income — Note C		1,450

Interest income — Note C	347	374

Interest expense — Note E	(177)	(539)	(915)

Loss from continuing operations before income taxes	(7,124)	(5,671)	(11,203)

Provision (credit) for income taxes — Note F	—	—	—

Loss from continuing operations	(7,124)	(5,671)	(11,203)

Income from discontinued welding operations, less applicable income taxes of $-0- and $-0- years ended December 31, 1999 and 1998 respectively — Notes C and F		1,030	19

Gain on disposal of Welding division, less applicable income taxes of $300 — Note C		8,749

Extraordinary charge for early retirement of debt less applicable income tax credit of $200 — Note E		(583)

Net income (loss)	$(7,124)	$3,525	$(11,184)

Basic and diluted earnings per share:

Continuing operations	$(.79)	$(.63)	$(1.24)

Discontinued Welding operations		.11

Disposal of Welding division		.97

Extraordinary charge		(.06)

Net income (loss)	$(.79)	$.39	$(1.24)

Weighted average number of shares of common stock and common stock equivalents outstanding	9,028	9,025	9,025

See accompanying notes

Consolidated Statements of Stockholders’ Equity
Integral Vision, Inc. and Subsidiary

					Accumulated
		Additional	Retained		Other
		Paid-In	Earnings	Officer	Comprehensive
	Common Stock	Capital	(Deficit)	Notes	Income(Loss)	Total

	(in thousands)
Balances at January 1, 1998	$1,805	$31,187	$(10,444)	$(552)	$7	$22,003

Net loss for the year			(11,184)			(11,184)

Translation adjustments					70	70

Comprehensive loss						(11,114)

Loans to Officers				(28)		(28)

Balances at December 31, 1998	1,805	31,187	(21,628)	(580)	77	10,861

Net income for the year			3,525			3,525

Translation adjustments					(39)	(39)

Comprehensive income						3,486

Loans to Officers				(22)		(22)

Balances at December 31, 1999	1,805	31,187	(18,103)	(602)	38	14,325

Net loss for the year			(7,124)			(7,124)

Translation adjustments					(195)	(195)

Comprehensive loss						(7,319)

Exercise of options to purchase 5,000 shares	1	8				9

Loans to Officers				(79)		(79)

Balance at December 31, 2000	$1,806	$31,195	$(25,227)	$(681)	$(157)	$6,936

See accompanying notes

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31

			1998
	2000	1999	(restated)

	(in thousands)
Operating Activities

Net income (loss)	$(7,124)	$3,525	$(11,184)

Income from discontinued operations		(1,030)	(19)

Gain on sale of welding division		(8,749)

Extraordinary charge for early retirement of debt		583

Loss from continuing operations	(7,124)	(5,671)	(11,203)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:

Depreciation and amortization	2,482	2,374	2,374

Restructuring charges			4,231

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	2,979	(1,045)	1,444

Inventories	755	2,181	2,104

Prepaid and other	307	117	313

Accounts payable and other current liabilities	(742)	(603)	(590)

Net cash used in operating activities	(1,343)	(2,647)	(1,327)

Investing Activities

Proceeds from sale of Welding Controls division		22,394

Payments received on note receivable resulting from the sale of the Welding Controls division	1,719

Increase in property and equipment	(149)	(290)	(251)

Investment in capitalized software	(635)	(1,410)	(1,283)

Other	44	265	124

Net cash provided by (used in) investing activities	979	20,959	(1,410)

Financing Activities

Repayments of revolving line of credit and other obligations	(33)	(20,448)	(19,664)

Proceeds from draws on revolving line of credit	270		22,066

Proceeds from mortgage note payable		2,000

Proceeds from exercise of stock options	9

Net cash provided by (used in) financing activities	246	(18,448)	2,402

Effect of exchange rate changes	(195)	(39)	70

Decrease in cash	(313)	(175)	(265)

Cash at beginning of year	391	566	831

Cash at end of year	$78	$391	$566

See accompanying notes

Notes to Consolidated Financial Statements

Integral Vision, Inc. and Subsidiary

Note A — Significant Accounting Policies

Nature of Business

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

Major Customers

Customers to whom the Company had sales in excess of 10% of total sales in any one year include Machines Dubuit, Hanky America and Protronix Ltd. Sales to these customers represented 33% of total sales in 2000 and amounts due from these customers represented 40% of the respective outstanding trade receivable balance at December 31, 2000.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of obsolescence reserve of $1,484,000 in 2000 and $2,100,000 in 1999):

	2000	1999

	(in thousands)
Raw materials	$853	$1,502

Work in process	132	218

Finished goods	255	275

	$1,240	$1,995

In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales. The Company is in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort to this point, Management decided that a change in estimate was necessary. In 1999, $1.5 million was charged to direct costs of sales to set up an additional obsolescence reserve as a result of the review of the marketability of remaining inventory related to a previously discontinued product line. In 1998, Management decided to no longer sell inspection systems for the audio CD market, as a result $1.4 million was charged to direct costs of sales to write-off the inventory related to the discontinued product line. A reconciliation of gross margin as reported to gross margin from operations is presented in the table below.

	2000	1999	1998

	(in thousands)
Net revenues	$5,956	$10,743	$9,434

Gross margin as reported	(534)	(105)	1,265

Adjustments to reconcile gross margin from operations:

Specific inventory adjustments	666	1,525	1,402

Gross margin from operations	$132	$1,420	$2,667

Capitalized Computer Software Development Costs

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). Management continually reviews the net realizable value of capitalized software costs. At the time that a determination is made that capitalized software amounts exceed the estimated net realizable value of amounts capitalized, any amounts in excess of the estimated realizable amounts are written off. (See Note B).

Total software development costs incurred internally by the Company were $3,328,000, $4,190,000 and $4,868,000 in 2000, 1999 and 1998 respectively, of which $635,000, $1,109,000 and $1,375,000, respectively, were capitalized. Amortization of the capitalized costs amounted to $1,661,000, $1,182,000, and $1,420,000 in 2000, 1999 and 1998, respectively. Total accumulated amortization at December 31, 2000 and 1999, was $5,418,000 and $3,886,000, respectively.

Property and Equipment

Property and equipment is stated on the basis of cost. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (buildings-40 years, other property and equipment-3 to 10 years).

Patents

Total patent costs incurred and capitalized by the Company were $137,000, $106,000 and $155,000 in 2000, 1999 and 1998 respectively. Patents are stated at cost less accumulated amortization of $372,000 and $515,000 at December 31, 2000 and 1999, respectively. Amortization of the patents amounted to $54,000, $146,000 and $120,000 in 2000, 1999, and 1998, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Advertising

Advertising costs are expensed as incurred. The amounts were not material for all years presented.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Fair Value Disclosure

The carrying amounts of certain financial instruments such as cash, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values. The fair value of the long-term financial instruments is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Comprehensive Income

The Company displays comprehensive income in the Consolidated Statements of Shareholders’ Equity. At December 31, 2000 and 1999, accumulated other comprehensive income (loss) consisted of unrealized income (loss) resulting from foreign currency translation adjustments.

Stock Options

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options because, in management’s opinion, the alternative fair value provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year’s presentation.

Recently Issued Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement No. 133 (amended by SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities. Statement 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. The Company believes there will be no material impact resulting from the application of SFAS No. 133.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of fiscal year 2001. The Company believes there will be no material impact resulting from the application of SAB 101.

In March 2000, the FASB issued Interpretation No. 44, (FIN44), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB 25. This Interpretation clarified (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000 but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. The adoption of this interpretation on July 1, 2000 does not have any impact on the Company’s historical financial statements.

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

The interest bearing portion of the note, approximately $1.9 million, carried an interest rate approximating prime plus 1% and required quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matured on February 15, 2001.

Subsequent to December 31, 2000, the acquiring company renegotiated the payment terms of the $1.7 million then outstanding under the note agreement. The amended agreement requires that interest be paid at a rate equal to prime plus 3% and has a maturity date of March 31, 2002 when a principal payment of approximately $862,000 is due. Additionally, in January 2001, the Company assigned approximately 19.8% of the $1.7 million then outstanding under the note agreement to two independent third parties in exchange for consideration of $300,000.

In connection with the sale, Integral Vision entered into an agreement to provide certain services to the purchaser for a fee totaling $1.5 million, all of which was paid in cash. These services, which were substantially concluded in 1999, included use of the Company’s personnel, facilities and software.

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

The results of operations for this segment have been reported separately as discontinued operations in the Consolidated Statements of Operations for the two prior periods presented.

	1999	1998

	(in thousands)
Net revenues	$12,403	$25,379

Costs and expenses	11,373	25,360

Income before income	1,030	19

taxes

Income tax expense	—	—

Net income from discontinued operations	$1,030	$19

Note D — Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

Contracts whose duration overlap an accounting quarter reporting period, are non-repetitive and exceed $100,000 are accounted for under the percentage-of-completion accounting method.

Costs and estimated earnings in excess of billings on incomplete contracts at December 31 are summarized as follows:

	2000	1999

	(in thousands)
Contract costs to date	$46	$500

Estimated contract earnings	91	863

	137	1,363

Less billings to date	113	1,079

Costs and estimated earnings in excess of billings on incomplete contracts	$24	$284

The Company anticipates that substantially all of the costs incurred on long-term contracts at December 31, 2000 will be billed and collected in 2001.

Note E — Long-Term Debt and Other Financing Arrangements

Long-term debt consisted only of a mortgage note payable that carries an interest rate of 8.9% and had an outstanding balance of $1,967,000 and $2,000,000 at December 31, 2000 and 1999, respectively. Current maturities on the mortgage totaled $41,000 and $35,000 at December 31, 2000 and 1999, respectively.

Maturities of long-term debt are $45,000 in 2002; $49,000 in 2003; $54,000 in 2004; $59,000 in 2005; $1,719,000 thereafter.

Short-term debt consisted of a revolving line of credit under which it could borrow up to $1.0 million on certain eligible accounts receivable. At December 31, 2000 the line was fully drawn at $270,000 and the interest rate was at the Bank’s prime rate plus 1-1/2%.

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

As of December 31, 2000, the Company has cumulative net operating loss carryforwards approximating $23,600,000 (expiring: $6,934,000 in 2010, $3,894,000 in 2011, $3,812,000 in 2012, $2,333,000 in 2018 and $6,627,000 in 2020) for tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $4,800,000 that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $2,318,000 in 2000 and decreased $1,478,000 in 1999 and increased $3,474,000 in 1998.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2000	1999

	(in thousands)
Deferred tax liabilities:

Deductible software development costs, net of amortization	$974	$1,471

Tax over book depreciation	612	664

Percentage of completion	8	97

Total deferred tax liabilities	1,594	2,232

Deferred tax assets:

Net operating loss carryforwards	8,032	5,771

Credit carry forwards	331	331

Inventory reserve	385	714

Bad debt reserve	26	279

Reserve for warranty	17	27

Other	111	100

Total deferred tax assets	8,902	7,222

Valuation allowance for deferred tax assets	7,308	4,990

Net deferred tax assets	1,594	2,232

Net deferred tax	$0	$0

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	2000	1999	1998

	(in thousands)
Consolidated net income (loss)	$(7,124)	$3,525	$(11,184)

Foreign net income (loss)	(664)	(985)	(1,202)

U.S. net income (loss)	$(6,460)	$4,510	$(9,982)

Tax provision (credit) at U.S statutory rates	$(2,196)	$1,534	$(3,393)

Change in valuation allowance	2,318	(1,478)	3,474

Nondeductible expenses	25	30	38

Other	(147)	(86)	(119)

	$0	$0	$0

In 2000, the Company paid $100,000 for its 1999 alternative minimum tax liability. There were no income tax payments in 1999 or 1998.

Note G — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2000	1999	1998

	(in thousands, except per share data)
Numerator for basic and diluted earnings per share -

Income(loss) available to common stockholders

Loss from continuing operations	$(7,124)	$(5,671)	$(11,203)

Income from discontinued Welding operations		1,030	19

Gain on disposal of Welding division		8,749

Extraordinary charge		(583)

Net Income (loss)	$(7,124)	$3,525	$(11,184)

*there was no effect of dilutive securities see below

Denominator for basic and diluted earnings per share - weighted average shares	9,028	9,025	9,025

*there was no effect of dilutive securities see below

Basic and diluted earnings per share:

Continuing operations	$(0.79)	$(0.63)	$(1.24)

Discontinued Welding operations		0.11

Disposal of Welding division		0.97

Extraordinary charge		(0.06)

Net income (loss)	$(0.79)	$0.39	$(1.24)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note I.

Note H — Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States’ employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $24,000, $30,000, and $30,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Note I — Stock Options and Warrants

A summary of the status of the Option Plans at December 31, 2000 is as follows:

		Non-Qualified
	Qualified ISO	Stock Option
	Plan	Plan	1999 Plan	1995 Plan

	(in thousands)
Options outstanding	171	9	400	402

Options exercisable	171	9	100	305

Options granted during:

2000	0	0	0	0

1999	0	0	400	206

1998	0	0	0	0

1997	0	0	0	267

1996	0	0	0	132

Options available for grant	0	0	100	8

Option grants are approved by the Compensation Committee of the Board of Directors. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans follows:

	2000		1999		1998

		Weighted		Weighted		Weighted
		Average Exercise		Average Exercise		Average
	Shares	Price	Shares	Price	Shares	Exercise Price

	(number of shares in thousands)
Outstanding at beginning of year	1,077	$3.02	597	$5.48	662	$5.64

Granted	0	0	606	1.07	0	0

Exercised	(5)	1.75	0	0	0	0

Canceled	(90)	5.32	(126)	6.10	(65)	5.74

Outstanding at end of year ($1.07 to $9.25 per share)	982	2.82	1,077	3.02	597	5.48

Exercisable ($1.07 to $9.25 per share)	585	$4.01	471	$5.54	597	$5.48

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2000 follows:

		Weighted
Range of		Average
Exercise	Number	Remaining	Number
Prices	Outstanding	Life	Exercisable

	(number of shares in thousands)
$1.07	591	8.8	194

4.00 to 4.88	157	2.6	157

5.00 to 5.63	110	6.6	110

6.00 to 6.25	92	3.2	92

8.25 to 9.25	32	4.1	32

$1.07 to 9.25	982	6.9	585

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. After adjusting for the proforma effect of stock compensation, the net loss in 2000 is estimated to be $7,124,000 ($.79 per share), the net income for 1999 was estimated to be $2,998,000 ($.33 per share) and the net loss for 1998 was estimated to be $11,532,000 ($1.28 per share), respectively. In 1999, the assumptions used in determining the proforma disclosure was a risk free interest rate of 6.00%, no dividend yields, .85 market price volatility, and 7.8-year weighted average life of options. These proforma results reflect only stock options granted in 1995 through 2000 (no options were issued during 2000 or 1998) and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at December 31, 2000.

Note J — Lease Commitments and Contingencies

The Company and its subsidiary use equipment and office space under long-term operating lease agreements requiring rental payments approximating $77,000 in 2001, $74,000 in 2002, $67,000 in 2003 and $65,000 in 2004. Rent expense charged to operations approximated $72,000, $65,000, and $60,000 in 2000, 1999 and 1998, respectively.

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

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31

	2000	1999	1998

	(in thousands)
Net revenues from unaffiliated customers:

United States	$2,814	$7,589	$6,773

United Kingdom	3,142	3,154	2,661

	$5,956	$10,743	$9,434

Earnings (loss) from continuing operations before income taxes:

United States	$(6,460)	$(4,686)	$(5,740)

United Kingdom	(664)	(985)	(1,232)

Restructuring charges			(4,231)

	$(7,124)	$(5,671)	$(11,203)

Identifiable assets:

United States	$13,315	$21,556	$20,270

United Kingdom	1,684	1,337	1,608

Eliminations	(3,835)	(3,835)	(3,835)

Net assets of discontinued operations			16,277

	$11,164	$19,058	$34,320

Capital expenditures:

United States	$57	$245	$212

United Kingdom	92	45	39

	$149	$290	$251

Depreciation and amortization expense:

United States	$2,167	$1,997	$2,004

United Kingdom	315	377	370

	$2,482	$2,374	$2,374

Net revenues by geographic area:

North America*	$2,303	$4,912	$2,815

Europe	2,981	3,154	3,361

Asia	672	2,677	3,258

	$5,956	$10,743	$9,434

•	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L — Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s current resources include the receipt of payments on the outstanding note receivable and anticipated cash provided by operating activities. These resources will not be sufficient to support the Company’s cash flow needs over the next twelve months. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of certain of its patented technologies, the sale of its building, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. Further, the Company will need to secure immediate financing of approximately $900,000 in order to meet its obligations over the next three months while Management is attempting to execute its plans. Subsequent to December 31, 2000, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note M) which could provide, if placed timely, the immediate financing the Company needs over the next three months. At March 29, 2001, $120,000 of the debentures had been placed. Additional financing may or may not be available through banks. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note M — Subsequent Events

Subsequent to December 31, 2000, the Company received notification from Nasdaq that it has failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Nasdaq rules. If the Company is unable to maintain a bid price of at least $1.00 for 10 consecutive trading days before April 9, 2001, Nasdaq will send the Company written notification that its securities will be delisted, and would no longer be eligible to be quoted in the Nasdaq system. At that time, the Company would be permitted to appeal that decision to a Nasdaq Listing Qualifications Panel.

Additionally, subsequent to December 31, 2000, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. The debentures have maturities of up to four years and bear interest at 15%. The holders of the debentures will receive warrants for the purchase of 2 Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants will have a conversion rate of $.50 a share and may be exercised until May 30, 2005. At March 29, 2001, $120,000 of the debentures had been placed, the buyer of which received warrants on 240,000 shares of Integral Vision stock.

Schedule II — Valuation And Qualifying Accounts

Integral Vision, Inc. And Subsidiary

(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

		Charged to	Charged To
	Balance at	Costs	Other			Balance at
	Beginning of	And	Accounts	Deductions		End
Description	Period	Expenses	Describe	Describe		of Period

Year ended December 31, 2000:

Accounts receivable allowance	$820	$12	$	$750	(3)	$82

Inventory obsolescence reserve	2,100	1,134		1,750	(1)	1,484

Deferred tax valuation allowance	4,990	2,318				7,308

	$7,910	$3,464	$	$2,500		$8,874

Year ended December 31, 1999:

Accounts receivable allowance	$400	$516		$96	(3)	$820

Inventory obsolescence reserve	300	1,800				2,100

Deferred tax valuation allowance	6,468			1,478	(2)	4,990

	$7,168	$2,316		$1,574		$7,910

Year ended December 31, 1998:

Accounts receivable allowance	$400	$162		$162	(3)	$400

Inventory obsolescence reserve	210	1,530		1,440	(1)	300

Deferred tax valuation allowance	2,994	3,474				6,468

	$3,604	$5,166		$1,602		$7,168

1) Write-off obsolete inventory
2) Net change in deferred tax valuation allowance
3) Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 2000

Commission File Number 0-12728

Exhibit
Number	Exhibit Index Description

4.4	Note and Warrant Purchase agreement dated March 29, 2001 including form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate.

21	Subsidiary of the Registrant

23.1	Consent of Ernst & Young, LLP, independent auditors.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.