Form 10-Q
period 2001-03-31
INTEGRAL VISION INC
filed 2001-05-15
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

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

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of April 30, 2001 was 9,029,901.

PART I
FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
Integral Vision, Inc. and Subsidiary

	March 31,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash	$19	$78

Accounts receivable, less allowance of $73,000 ($82,000 in 2000)	922	904

Inventories	1,179	1,240

Costs and estimated earnings in excess of billings on

incomplete contracts	24	24

Current maturities of note receivable from sale of

Welding Controls division – Note B	664	837

Other current assets	196	183

TOTAL CURRENT ASSETS	3,004	3,266

PROPERTY, PLANT AND EQUIPMENT

Land and land improvements	363	363

Building and building improvements	3,684	3,684

Production and engineering equipment	2,675	2,675

Furniture and fixtures	872	878

Vehicles	65	114

Computer equipment	2,650	2,695

	10,309	10,409

Less accumulated depreciation	(7,110)	(7,002)

	3,199	3,407

OTHER ASSETS

Capitalized computer software development costs, less

accumulated amortization	2,992	3,257

Patents, less accumulated amortization	342	330

Note receivable from sale of Welding Controls division,

less unamortized discount and current maturities	—	862

Other	35	42

	3,369	4,491

	$9,572	$11,164

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS – Continued
Integral Vision, Inc. and Subsidiary

	March 31,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Note payable	$198	$270

Accounts payable	1,359	1,035

Employee compensation	348	403

Accrued and other liabilities	644	553

Current maturities of long term debt	41	41

TOTAL CURRENT LIABILITIES	2,590	2,302

LONG-TERM DEBT, less current maturities	2,010	1,926

STOCKHOLDERS’ EQUITY

Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,029,901 shares issued and outstanding	1,806	1,806

Additional paid-in capital	31,219	31,195

Retained-earnings deficit	(27,186)	(25,227)

Notes receivable from officers	(649)	(681)

Accumulated translation adjustment	(218)	(157)

Total Stockholders’ Equity	4,972	6,936

	$9,572	$11,164

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended March 31,

	2001	2000

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$982	$1,964

Costs of sales:

Direct costs of sales	536	847

Depreciation and amortization	483	538

Total costs of sales	1,019	1,385

Gross margin	(37)	579

Other costs and expenses:

Marketing	521	574

General and administrative	362	444

Engineering and development:

Expenditures	714	908

Allocated to capitalized software and direct cost of sales	(131)	(228)

Net engineering and development expenses	583	680

Total costs and expenses	1,466	1,698

Operating loss	(1,503)	(1,119)

Interest income	57	86

Interest expense	(72)	(46)

Loss from operations before income taxes	(1,518)	(1,079)

Provision (credit) for income taxes	—	—

Loss from operations	(1,518)	(1,079)

Loss on sale of note receivable – Note B	(441)

Net loss	$(1,959)	$(1,079)

Basic and diluted earnings per share:

Loss from operations	$(.17)	$(.12)

Loss on sale of note receivable – Note B	(.05)

Net loss	$(.22)	$(.12)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,030	9,025

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Integral Vision, Inc. and Subsidiary

	Three Months Ended March 31,
	2001	2000

	(Unaudited)
	(in thousands)

Operating Activities

Net loss	$(1,959)	$(1,079)

Loss on sale of note receivable	441

Loss from operations	(1,518)	(1,079)

Adjustments to reconcile loss from operations to net cash used in operating activities:

Depreciation and amortization	586	687

Changes in operating assets and liabilities of

continuing operations:

Accounts receivable	(18)	1,493

Inventories	61	(335)

Prepaid and other	20	124

Accounts payable and other current liabilities	360	(930)

Net Cash Used In Operating Activities	(509)	(40)

Investing Activities

Payments received on note receivable	304	243

Proceeds from the sale of a portion of note receivable	300

Sale (Purchase) of property and equipment	11	(25)

Investment in capitalized software	(131)	(213)

Other	(8)	(4)

Net Cash Provided By Investing Activities	476	1

Financing Activities

Repayments of mortgage note payable	(12)	(10)

Proceeds from (repayments on) the revolving line of credit	(73)

Proceeds from sale of debentures, net of discount	96

Proceeds from sale of warrants	24

Net Cash Provided by (Used In) Financing Activities	35	(10)

Effect of Exchange Rate Changes	(61)	(58)

Decrease in Cash	(59)	(107)

Cash at Beginning of Period	78	391

Cash at End of Period	$19	$284

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
March 31, 2001
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note B – Note Receivable

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note (WTC note). The interest bearing portion of the note, approximately $1.9 million, carried an interest rate approximating prime plus 1% and required quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matured on February 15, 2001.

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. However, subsequent to March 31, 2001, the Company has agreed to enter into a transaction whereby it will repurchase the portion of the note previously sold to the investors and then sell the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for approximately $750,000. Assuming the consummation of these transactions, the Company has recognized a loss on sale of the note receivable of $441,000 for the quarter ended March 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note C – Comprehensive Income

The components of comprehensive income(loss) for the three months ended March 31, 2001 and 2000 are as follows:

	Three Months Ended
	March 31,
	2001	2000

	(unaudited)
	(in thousands)
Net loss	$(1,959)	$(1,079)

Translation adjustments	(61)	(58)

	$(2,020)	$(1,137)

The components of accumulated comprehensive income(loss) at March 31, 2001 and December 31, 2000 are as follows:

	March 31,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Accumulated translation adjustments	$(218)	$(157)

Note D – Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	March 31,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
Raw materials	$726	$853

Work-in-process	196	132

Finished goods	257	255

	$1,179	$1,240

Note E – Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

Contracts whose duration overlap an accounting quarter reporting period, are non-repetitive and exceed $100,000 are accounted for under the percentage-of-completion accounting method. The effects of changes to estimated total contract costs are recognized in the period determined and losses, if any, are recognized fully when identified. Costs incurred and earnings recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings on incomplete contracts. Long-term contracts include a relatively high percentage of engineering costs and are generally less than one year in duration

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Activity on long-term contracts is summarized as follows:

	March 31,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Contract costs to date	$46	$46

Estimated contract earnings	91	91

	137	137

Less billings to date	113	113

Costs and estimated earnings in excess of billings on incomplete contracts	$24	$24

Note F – Long-Term Debt and Other Financing Arrangements

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. The debentures have maturities of up to four years and bear interest at 15%. The holders of the debentures will receive warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants will have a conversion rate of $.50 a share and may be exercised until May 30, 2005. At March 31, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser

The Company also has two mortgage notes payable. The Company has a mortgage with a bank and another with a director of the Company that carry interest rates of 8.9% and prime plus 0.5%, respectively. The total outstanding mortgage balance was of $2,042,000 at March 31, 2001 and $2,007,000 at December 31, 2000.

Short-term debt consisted of a revolving line of credit under which it could borrow up to $1.0 million on certain eligible accounts receivable. At March 31, 2001 the line was fully drawn at $197,500 and the interest rate was at the Bank’s prime rate plus 1-1/2%.

Subsequent to March 31, 2001, the Company entered into an agreement to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The Company will continue to occupy a portion of the building under a lease agreement with the new owner. The sale is expected to close by the end of July at which time the existing mortgages will be retired.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note G – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2001	2000

	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share –

income (loss) available to common

stockholders

Loss from operations	$(1,518)	$(1,079)

Loss on sale of note receivable	(441)

Net loss	$(1,959)	$(1,079)

*there was no effect of dilutive securities see below

Denominator for basic and diluted earnings per share – weighted average shares	9,030	9,025

*there was no effect of dilutive securities see below

BASIC AND DILUTED EARNINGS PER SHARE:

Loss from operations	$(.17)	$(.12)

Loss on sale of note receivable	(.05)

Net loss	$(.22)	$(.12)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note H – Stock Options and Warrants

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. The debentures have maturities of up to four years and bear interest at 15%. The holders of the debentures will receive warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants will have a conversion rate of $.50 a share and may be exercised until May 30, 2005. At March 31, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser

At March 31, 2001, there were options outstanding to purchase 982,200 shares of common stock at prices ranging from $1.07 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share and 240,000 shares at $.50 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note I – Operations by Geographic Area

      The following presents information by geographic area:

	March 31,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Identifiable assets:

United States	$11,956	$13,315

United Kingdom	1,451	1,684

Eliminations	(3,835)	(3,835)

	$9,572	$11,164

	Three Months Ended
	March 31,

	2001	2000

	(unaudited)
	(in thousands)
Net revenues from unaffiliated customers:

United States	$632	$841

Untied Kingdom	350	1,123

	$982	$1,964

Earnings (loss) from operations before income taxes:

United States	$(1,103)	$(1,262)

United Kingdom	(415)	183

	$(1,518)	$(1,079)

Depreciation and amortization expense:

United States	$514	$587

United Kingdom	72	100

	$586	$687

Capital expenditures:

United States	$—	$25

United Kingdom		—

	$—	$25

Net revenues by geographic area:

North America*	$600	$681

Europe	328	1,106

Asia	54	177

	$982	$1,964

•	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note J – Subsequent Events

Subsequent to March 31, 2001, the Company entered into an agreement to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The Company will continue to occupy a portion of the building under a lease agreement with the new owner. The sale is expected to close by the end of July at which time the existing mortgages will be retired.

On January 9, 2001, the Company received notification from Nasdaq that it has failed to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Nasdaq rules. The Company was provided ninety (90) calendar days, or until April 9, 2001, to regain compliance with the Rule. Subsequent to March 31, 2001, the Nasdaq Staff determined that the Company did not demonstrate its ability to sustain compliance within the ninety (90) day period and thus the stock was to be delisted from the Nasdaq National Market at the opening of business on April 18, 2001. Additionally, the Nasdaq Staff notified the Company that it has also failed to comply with the $5,000,000 market value of public float standard as required by Nasdaq rules and that the Company needs to address the “going concern” qualification in the audit opinion by the Company’s independent auditors contained in the Form 10-K for the Company’s fiscal year ended December 31, 2000. The Company subsequently requested a hearing on the delisting and was granted such a hearing to be held on May 31, 2001. At the hearing, the Company intends to argue for its position that, with an appropriate extension of time, it can regain compliance with the particular deficiencies that exist.

On April 18, 2001, the Company filed a Form 8-K reporting the public announcement of the Nasdaq Staff’s determination to delist the Company’s common stock from the national market system.

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under a note agreement to third party investors in exchange for consideration of $300,000. The note agreement resulted from the sale of the Welding Controls division in June 1999. However, subsequent to March 31, 2001, the Company has agreed to enter into a transaction whereby it will repurchase the portion of the note previously sold to the investors and then sell the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for approximately $750,000. Assuming the consummation of these transactions, the Company has recognized a loss on sale of the note receivable of $441,000 for the quarter ended March 31, 2001.

Note K – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year quarters of $2.0 million and $1.1 million, respectively. Further, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note K – Going Concern Matters — Continued
continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s current resources include the receipt of payments on the outstanding note receivable and anticipated cash provided by operating activities. These resources will not be sufficient to support the Company’s cash flow needs over the next twelve months. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of certain of its patented technologies, the sale of its building, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note F) which could provide additional financing to the Company. Additional financing may or may not be available through banks. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary
March 31, 2001

RESULTS OF OPERATIONS

Net revenues from continuing operations decreased 50.0%, or $982,000, to $982,000 in the first quarter of 2001 from $2.0 million in the first quarter of 2000. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Costs of goods sold decreased 26.4%, or $366,000, to $1.0 million in the first quarter of 2001 from $1.4 million in the first quarter of 2000. However, costs of goods sold as a percentage of sales increased to 104% in the first quarter of 2001 compared to 70.5% in the first quarter of 2000. The gross margin in the 2001 quarter was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 9.2%, or $53,000, to $521,000 in the first quarter of 2001 from $574,000 in the first quarter of 2000. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 18.5%, or $82,000, to $362,000 in the first quarter of 2001 from $444,000 in the first quarter of 2000.

Engineering and development expenditures decreased 21.4%, or $194,000, to $714,000 in the first quarter of 2001 from $908,000 in the first quarter of 2000.

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note (WTC note). The interest bearing portion of the note, approximately $1.9 million, carried an interest rate approximating prime plus 1% and required quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matured on February 15, 2001.

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. However, subsequent to March 31, 2001, the Company has agreed to enter into a transaction whereby it will repurchase the portion of the note previously sold to the investors and then sell the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for approximately $750,000. Assuming the consummation of these transactions, the Company has recognized a loss on sale of the note receivable of $441,000 for the quarter ended March 31, 2001.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Integral Vision, Inc. and Subsidiary

Interest income decreased $29,000 to $57,000 in the first quarter of 2001 from $86,000 in the first quarter of 2000. This decrease is primarily attributable to the sale of a portion of the note receivable and the receipt of principal payments on the outstanding balance of note throughout the year.

Interest expense increased $26,000 to $72,000 in the first quarter of 2001 from $46,000 in the first quarter of 2000. This increase is primarily attributable to the interest charged on the Company’s line of credit balance in 2001, a credit facility the Company did not have in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the first quarter of 2001 used cash of approximately $509,000 primarily due to the Company’s loss from operations of $1.5 million. The cash used in operating activities was partially offset by a net decrease of $423,000 in certain working capital items. An increase in accounts payable and a decrease in inventory were the primary reasons for the net decrease in certain working capital items.

The Company’s investing activities included the January 2001 sale of 19.9% of the $1.7 million then outstanding on the note receivable that resulted from the sale of the Welding Controls division to third party investors in exchange for consideration of $300,000. The Company also received $304,000 in principal payments on the portion of the note receivable that was not sold. Conversely, $131,000 was invested in capitalized software development in the first quarter of 2001.

The Company’s financing activities included debt repayments totaling $85,000 and the receipt of $120,000 from the sale of senior subordinated debentures.

The Company’s current resources include the receipt of payments on the outstanding note receivable and anticipated cash provided by operating activities. These resources will not be sufficient to support the Company’s cash flow needs over the next twelve months. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of certain of its patented technologies, the sale of its building, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note F) which could provide additional financing to the Company. Additional financing may or may not be available through banks. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 2001, the Company had no open positions.

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c)	On March 29, 2001 the Company sold $120,000 of its 15% Senior Subordinated Secured Notes to Mid-State Industrial Services, Inc. As part of the sale, the purchaser also received 240,000 warrants for the purchase of Integral Vision, Inc. common stock for $0.50 per share. (See Note F to the accompanying financial statements for further information regarding the terms of the note and warrant.) The Company received cash in the amount of $120,000 in exchange for the note and warrants. The note was sold in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The purchaser is a 50% owned subsidiary of Maxco, Inc., the Company’s 25% shareholder. The Company is authorized to sell up to $1.5 million of these debentures. Any additional sales of these debentures will be sold only in private transactions to accredited investors.

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

PART II
OTHER INFORMATION (Continued)

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.10	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

PART II
OTHER INFORMATION (Continued)

10.11	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

(b)	There were no reports on Form 8-K filed in the quarter ended March 31, 2001.

•	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: May 15, 2001	/S/ CHARLES J. DRAKE

Charles J. Drake, President & Chairman of the Board (Principal Executive Officer)

Date: May 15, 2001	/S/ VINCENT SHUNSKY

Vincent Shunsky, Acting Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)