Form 10-Q
period 2001-06-30
INTEGRAL VISION INC
filed 2001-08-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan	48335

(Address of principal executive offices)	(Zip Code)

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

YES                NO

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of July 31, 2001 was 9,029,901.

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Integral Vision, Inc. and Subsidiary

	June 30,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash	$3	$78

Accounts receivable, less allowance of $106,000 ($82,000 in 2000)	747	904

Inventories	1,077	1,240

Costs and estimated earnings in excess of billings on incomplete contracts	—	24

Current maturities of note receivable from sale of Welding Controls division – Note B	—	837

Other current assets	179	183

TOTAL CURRENT ASSETS	2,006	3,266

PROPERTY, PLANT AND EQUIPMENT – NOTE J

Land and land improvements	363	363

Building and building improvements	3,684	3,684

Production and engineering equipment	2,628	2,675

Furniture and fixtures	873	878

Vehicles	65	114

Computer equipment	2,645	2,695

	10,258	10,409

Less accumulated depreciation	(7,247)	(7,002)

	3,011	3,407

OTHER ASSETS

Capitalized computer software development costs, less accumulated amortization	2,727	3,257

Patents, less accumulated amortization	298	330

Note receivable from sale of Welding Controls division, less unamortized discount and current maturities	—	862

Other	28	42

	3,053	4,491

	$8,070	$11,164

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS – Continued
Integral Vision, Inc. and Subsidiary

	June 30,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Note payable	$—	$270

Accounts payable	1,529	1,035

Employee compensation	433	403

Accrued and other liabilities	725	553

Current maturities of long term debt	41	41

TOTAL CURRENT LIABILITIES	2,728	2,302

LONG-TERM DEBT, less current maturities – Note J	2,008	1,926

STOCKHOLDERS’ EQUITY

Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,029,901 shares issued and outstanding	1,806	1,806

Additional paid-in capital	31,219	31,195

Retained earnings deficit	(28,794)	(25,227)

Notes receivable from officers	(672)	(681)

Accumulated translation adjustment	(225)	(157)

Total Stockholders’ Equity	3,334	6,936

	$8,070	$11,164

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended June 30,

	2001	2000

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$669	$1,785

Costs of sales:

Direct costs of sales	519	1,441

Depreciation and amortization	478	476

Total costs of sales	997	1,917

Gross margin	(328)	(132)

Other costs and expenses:

Marketing	426	611

General and administrative	416	473

Engineering and development:

Expenditures	528	857

Allocated to capitalized software and direct cost of sales	(111)	(182)

Net engineering and development expenses	417	675

Total costs and expenses	1,259	1,759

Operating loss	(1,587)	(1,891)

Interest income	35	85

Interest expense	(56)	(48)

Loss from operations before income taxes	(1,608)	(1,854)

Provision (credit) for income taxes	—	—

Net loss	$(1,608)	$(1,854)

Basic and diluted earnings per share	$(.18)	$(.21)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,030	9,026

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Six Months Ended June 30,

	2001	2000

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$1,651	$3,749

Costs of sales:

Direct costs of sales	1,055	2,288

Depreciation and amortization	961	1,014

Total costs of sales	2,016	3,302

Gross margin	(365)	447

Other costs and expenses:

Marketing	947	1,185

General and administrative	778	917

Engineering and development:

Expenditures	1,242	1,765

Allocated to capitalized software and direct cost of sales	(242)	(410)

Net engineering and development expenses	1,000	1,355

Total costs and expenses	2,725	3,457

Operating loss	(3,090)	(3,010)

Interest income	92	171

Interest expense	(128)	(94)

Loss from operations before income taxes	(3,126)	(2,933)

Provision (credit) for income taxes	—	—

Loss from operations	(3,126)	(2,933)

Loss on sale of note receivable – Note B	(441)

Net loss	$(3,567)	$(2,933)

Basic and diluted earnings per share:

Loss from operations	$(.35)	$(.32)

Loss on sale of note receivable – Note B	(.05)

Net loss	$(.40)	$(.32)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,030	9,025

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Integral Vision, Inc. and Subsidiary

	Six Months Ended June 30,

	2001	2000

	(Unaudited)
	(in thousands)
Operating Activities

Net loss	$(3,567)	$(2,933)

Loss on sale of note receivable	441

Loss from operations	(3,126)	(2,933)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:

Depreciation	353	462

Amortization	819	847

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	157	2,353

Inventories	163	35

Prepaid and other	37	233

Accounts payable and other current liabilities	696	(982)

Net Cash Provided By (Used In) Operating Activities	(901)	15

Investing Activities

Payments received on note receivable	1,189	531

Proceeds from the sale of a portion of note receivable	300

Repurchase of portion of note receivable	(221)

Sale (Purchase) of property and equipment	31	(69)

Investment in capitalized software	(242)	(372)

Other	1	(54)

Net Cash Provided By Investing Activities	1,058	36

Financing Activities

Repayments of mortgage note payable	(14)	(19)

Proceeds from (repayments on) the revolving line of credit	(270)	140

Proceeds from sale of debentures, net of discount	96

Proceeds from sale of warrants	24

Proceeds from sale of common stock		9

Net Cash Provided by (Used In) Financing Activities	(164)	130

Effect of Exchange Rate Changes	(68)	(162)

Increase (Decrease) in Cash	(75)	19

Cash at Beginning of Period	78	391

Cash at End of Period	$3	$410

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
June 30, 2001
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000. The Company recognized a loss on sale of the note receivable of $441,000 in the quarter ended March 31, 2001.

Note C – Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	June 30,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
Raw materials	$614	$853

Work-in-process	201	132

Finished goods	262	255

	$1,077	$1,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note D – Comprehensive Income

The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited, in thousands)
Net loss	$(1,608)	$(1,854)	$(3,567)	$(2,933)

Translation adjustments	(7)	(104)	(68)	(162)

	$(1,615)	$(1,958)	$(3,635)	$(3,095)

The components of accumulated comprehensive income (loss) at June 30, 2001 and December 31, 2000 are as follows:

	June 30,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Accumulated translation adjustments	$(225)	$(157)

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

Activity on long-term contracts is summarized as follows:

	June 30,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Contract costs to date	$—	$46

Estimated contract earnings	—	91

	—	137

Less billings to date	—	113

Costs and estimated earnings in excess of billings on incomplete contracts	$—	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note F – Long-Term Debt and Other Financing Arrangements

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures were to receive warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants were to have a conversion rate of $.50 a share. At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. The debentures continue to have maturities of up to four years and now bear interest at 10%. For each $1 in principal value of the debentures purchased the holders of the debentures will receive warrants for the purchase of the number of Integral Vision shares as is determined by the directors at the date of issuance based on the trading price of the Company’s common stock. The conversion rate will also be determined by the directors at the date of issuance, subject to change in the event additional shares are issued in the future.

At June 30, 2001, the Company had two mortgage notes payable. The Company had a mortgage with a bank and another with a director of the Company that carried interest rates of 8.9% and prime plus 0.5%, respectively. The total outstanding mortgage balance was $2,038,000 at June 30, 2001 and $2,007,000 at December 31, 2000.

Subsequent to June 30, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The sale closed on July 27, 2001 at which time the existing mortgages were retired. The Company will continue to occupy a portion of the building under a five year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

The Company used proceeds from the sale of its note receivable in May 2001 to pay in full its revolving line of credit at which time that agreement was terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note G – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share – income (loss) available to common stockholders

Loss from operations	$(1,608)	$(1,854)	$(3,126)	$(2,933)

Loss on sale of note receivable			(441)

Net loss	$(1,608)	$(1,854)	$(3,567)	$(2,933)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted earnings per share – weighted average shares	9,030	9,026	9,030	9,025

*there was no effect of dilutive securities, see below

BASIC AND DILUTED EARNINGS PER SHARE:

Loss from operations	$(.18)	$(.21)	$(.35)	$(.32)

Loss on sale of note receivable			(.05)

Net loss	$(.18)	$(.21)	$(.40)	$(.32)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note H – Stock Options and Warrants

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures were to receive warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants were to have a conversion rate of $.50 a share. At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. The debentures continue to have maturities of up to four years and now bear interest at 10%. For each $1 in principal value of the debentures purchased the holders of the debentures will receive warrants for the purchase of the number of Integral Vision shares as is determined by the directors at the date of issuance based on the trading price of the Company’s common stock. The conversion rate will also be determined by the directors at the date of issuance, subject to change in the event additional shares are issued in the future. Subsequent to June 30, 2001, $250,000 of the debentures were placed of which $45,000 was deemed a discount on the note based on a $.06 per share value assigned to the warrants received by the purchaser.

At June 30, 2001, there were options outstanding to purchase 959,700 shares of common stock at prices ranging from $1.07 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share and 240,000 shares at $.50 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note I – Operations by Geographic Area

The following presents information by geographic area:

	June 30, 2001	December 31,
	(unaudited)	2000

	(in thousands)
Identifiable assets:

United States	$10,625	$13,315

United Kingdom	1,280	1,684

Eliminations	(3,835)	(3,835)

	$8,070	$11,164

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(unaudited, in thousands)
Net revenues from unaffiliated customers:

United States	$322	$886	$954	$1,727

United Kingdom	347	899	697	2,022

	$669	$1,785	$1,651	$3,749

Earnings (loss) from operations before income taxes:

United States	$(1,265)	$(1,774)	$(2,368)	$(3,036)

United Kingdom	(343)	(80)	(758)	103

	$(1,608)	$(1,854)	$(3,126)	$(2,933)

Depreciation and amortization expense:

United States	$516	$527	$1,030	$1,114

United Kingdom	70	95	142	195

	$586	$622	$1,172	$1,309

Capital expenditures:

United States	$—	$12	$—	$37

United Kingdom	—	32	—	32

	$—	$44	$—	$69

Net revenues by geographic area:

North America*	$314	$643	$914	$1,324

Europe	304	916	632	2,022

Asia	51	226	105	403

	$669	$1,785	$1,651	$3,749

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note J – Subsequent Events

Subsequent to June 30, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The sale closed on July 27, 2001 at which time the existing mortgages were retired. The Company will continue to occupy a portion of the building under a five year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. The debentures have maturities of up to four years and bear interest at 10%. For each $1 in principal value of the debentures purchased the holders of the debentures will receive warrants for the purchase of the number of Integral Vision shares as is determined by the directors at the date of issuance based on the trading price of the Company’s common stock. The conversion rate will also be determined by the directors at the date of issuance, subject to change in the event additional shares are issued in the future. Subsequent to June 30, 2001, $250,000 of the debentures were placed of which $45,000 was deemed a discount on the note based on a $.06 per share value assigned to the warrants received by the purchaser.

On July 31, 2001, as a result of a hearing held on May 31, 2001, the Company was notified that the Nasdaq Hearing Panel made the decision to transfer the listing of the Company’s securities to the Nasdaq SmallCap Market where its symbol will be INVIC. Although the Company failed to meet the requirements for a listing on that market, the Company was granted a temporary exception from this standard subject to meeting certain conditions. The exception will expire on August 15, 2001. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. If the Company fails to meet the terms of the exception, the Company’s common stock would be transferred to the Over The Counter Bulletin Board (OTCBB).

Note K – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations for the six months ended June 30, 2001 and the prior year six month period of $3.1 million and $2.9 million, respectively. Further, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note K — Going Concern Matters — continued

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s current resources include only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note F) which could provide additional financing to the Company. Management plans to secure approximately $600,000 through the sale of its debentures. Additional financing may or may not be available through banks. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of its debentures, the sale of certain of its patented technologies, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. In order for the Company to cover its expected cash shortfall over the next quarter of approximately $1.0 million, Management must fully execute its plans to sell its debentures and certain of its patented technologies. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary
June 30, 2001

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001 Compared to June 30, 2000

Net revenues from continuing operations decreased 62.5%, or $1.1 million, to $669,000 in the second quarter of 2001 from $1.8 million in the second quarter of 2000. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Costs of goods sold decreased 48.0%, or $920,000, to $1.0 million in the second quarter of 2001 from $1.9 million in the second quarter of 2000. However, costs of goods sold as a percentage of sales increased to 149% in the second quarter of 2001 compared to 107% in the second quarter of 2000. The gross margin in both quarters was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 30.3%, or $185,000, to $426,000 in the second quarter of 2001 from $611,000 in the second quarter of 2000. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 12.1%, or $57,000, to $416,000 in the second quarter of 2001 from $473,000 in the second quarter of 2000.

Engineering and development expenditures decreased 38.4%, or $329,000, to $528,000 in the second quarter of 2001 from $857,000 in the second quarter of 2000.

Interest income decreased $50,000 to $35,000 in the second quarter of 2001 from $85,000 in the second quarter of 2000. This decrease is primarily attributable to the sale of the Company’s note receivable in May 2001.

Interest expense increased $8,000 to $56,000 in the second quarter of 2001 from $48,000 in the second quarter of 2000. This increase is primarily attributable to the fact that the Company was borrowing more under its line of credit in the second quarter of 2001 compared to the second quarter of 2000.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Integral Vision, Inc. and Subsidiary

Six Months Ended June 30, 2001 Compared to June 30, 2000

Net revenues from continuing operations decreased 56.0%, or $2.1 million, to $1.7 million compared to $3.7 million in last year’s comparable six-month period. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Direct costs of sales decreased to $2.0 million or approximately 122% of sales in 2001 compared to $3.3 million or approximately 88.1% of sales in last year’s comparable period. In 2000, management made a change in estimate, primarily related to inventory, that resulted in a $326,000 charge to direct costs of sales. The Company was in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort, management decided that a change in estimate was necessary. In 2000, were it not for this charge, the gross margin as a percentage of sales would have been 79.4%. The gross margin in 2001 was negative primarily because the sales volume was not sufficient to cover the fixed charges, depreciation, and amortization, included in direct cost of sales.

Marketing costs decreased 20.1%, or $238,000, to $947,000 compared to $1.2 million in last year’s comparable six-month period. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 15.2%, or $139,000, to $778,000 compared to $917,000 in last year’s comparable six-month period.

Engineering and development expenditures decreased 29.6%, or $523,000, to $1.2 million compared to $1.8 million in last year’s comparable six-month period.

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

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000. The Company recognized a loss on sale of the note receivable of $441,000 in the quarter ended March 31, 2001.

Item 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Continued
Integral Vision, Inc. and Subsidiary

Interest income decreased $79,000 to $92,000 compared to $171,000 in last year’s comparable six-month period. This decrease is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year.

Interest expense increased $34,000 to $128,000 compared to $94,000 in last year’s comparable six-month period. This increase is primarily attributable to the interest charged on the Company’s line of credit balance for a full six months in 2001, a credit facility the Company did not have until the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $901,000 in cash for the six months primarily due to the Company’s loss from operations of $3.1 million. The cash used in operating activities was partially offset by a net decrease of $1.1 million in certain working capital items. An increase in accounts payable and a decrease in accounts receivable and inventory were the primary reasons for the net decrease in certain working capital items.

The Company’s investing activities included the January 2001 sale of 19.9% of the $1.7 million then outstanding on the note receivable that resulted from the sale of the Welding Controls division to third party investors in exchange for consideration of $300,000. The Company also received $439,000 in principal payments on the portion of the note receivable that was not sold. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000. Additionally, $242,000 was invested in capitalized software development in the first quarter of 2001.

The Company’s financing activities included debt repayments totaling $284,000 and the receipt of $120,000 from the sale of senior subordinated debentures.

The Company’s current resources include only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note F) which could provide additional financing to the Company. Management plans to secure approximately $600,000 through the sale of its debentures. Additional financing may or may not be available through banks. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of its debentures, the sale of certain of its patented technologies, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. In order for the Company to cover its expected cash shortfall over the next quarter, approximately $1.0 million, Management must fully execute its plans to sell its debentures and certain of its patented technologies. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 2001, the Company had no open positions.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 23, 2001. The matters voted upon were the election of directors and other business, which may come before the meeting (of which there was none). The results of votes were as follows:

Election of directors:

	For	Withheld

Max A. Coon	8,552,021	167,798

Charles J. Drake	8,553,041	166,778

Vincent Shunsky	8,554,821	164,998

William B. Wallace	8,585,691	134,128

Item 5. Other Information

None

PART II
OTHER INFORMATION (Continued)

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate.

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

PART II
OTHER INFORMATION (Continued)

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.10	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

10.11	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

(b)	Reports on Form 8-K. On April 18, 2001, a Form 8-K was filed to report an event under Item 5. No financial statements were included in the report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: August 14, 2001	/S/ CHARLES J. DRAKE Charles J. Drake, President & Chairman of the Board (Principal Executive Officer)

Date: August 14, 2001	/S/ VINCENT SHUNSKY Vincent Shunsky, Acting Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)