Form 10-Q
period 2001-09-30
INTEGRAL VISION INC
filed 2001-11-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended September 30, 2001.

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

YES         NO

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of October 31, 2001 was 9,429,901.

PART I
FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Integral Vision, Inc. and Subsidiary

	September 30,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
ASSETS

CURRENT ASSETS

Cash	$4	$78

Accounts receivable, less allowance of $169,000 ($82,000 in 2000)	453	904

Inventories – Note L	585	1,240

Costs and estimated earnings in excess of billings on incomplete contracts	—	24

Current maturities of note receivable from sale of Welding Controls division – Note B	—	837

Other current assets	322	183

TOTAL CURRENT ASSETS	1,364	3,266

PROPERTY, PLANT AND EQUIPMENT – NOTE J

Land and land improvements	—	363

Building and building improvements	—	3,684

Production and engineering equipment	2,612	2,675

Furniture and fixtures	790	878

Vehicles	65	114

Computer equipment	2,308	2,695

	5,775	10,409

Less accumulated depreciation	(5,317)	(7,002)

	458	3,407

OTHER ASSETS

Capitalized computer software development costs, less accumulated amortization – Note L	1,737	3,257

Patents, less accumulated amortization	276	330

Note receivable from sale of Welding Controls division, less unamortized discount and current maturities – Note B	—	862

Other	2	42

	2,015	4,491

	$3,837	$11,164

         See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS – Continued
Integral Vision, Inc. and Subsidiary

	September 30,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Note payable – Note F	$—	$270

Accounts payable	1,246	1,035

Employee compensation	455	403

Accrued and other liabilities	660	553

Current maturities of long term debt	—	41

TOTAL CURRENT LIABILITIES	2,361	2,302

LONG-TERM DEBT, less current maturities – Note F & J	329	1,926

STOCKHOLDERS’ EQUITY

Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,429,901 shares (2000 - 9,029,901 shares) issued and outstanding – Note H	1,886	1,806

Additional paid-in capital	31,242	31,195

Retained earnings deficit	(31,301)	(25,227)

Notes receivable from officers – Note M	(472)	(681)

Accumulated translation adjustment	(208)	(157)

Total Stockholders’ Equity	1,147	6,936

	$3,837	$11,164

         See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended September 30,
	2001	2000

	(Unaudited)
	(in thousands, except per share data)

Net revenues	$506	$1,535

Costs of sales:

Direct costs of sales – Note L	820	1,063

Depreciation and amortization – Note L	895	537

Total costs of sales	1,715	1,600

Gross margin	(1,209)	(65)

Other costs and expenses:

Marketing	350	585

General and administrative – Note M	683	404

Engineering and development:

Expenditures	421	811

Allocated to capitalized software and direct cost of sales	(92)	(185)

Net engineering and development expenses	329	626

Total costs and expenses	1,362	1,615

Operating loss	(2,571)	(1,680)

Other income – Note J & K	62	—

Interest income	15	93

Interest expense	(13)	(47)

Loss from operations before income taxes	(2,507)	(1,634)

Provision (credit) for income taxes	—	—

Net loss	$(2,507)	$(1,634)

Basic and diluted earnings per share	$(.27)	$(.18)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,295	9,030

         See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Nine Months Ended September 30,
	2001	2000

	(Unaudited)
	(in thousands, except per share data)

Net revenues	$2,157	$5,284

Costs of sales:

Direct costs of sales – Note L	1,875	3,291

Depreciation and amortization – Note L	1,856	1,611

Total costs of sales	3,731	4,902

Gross margin	(1,574)	382

Other costs and expenses:

Marketing	1,297	1,770

General and administrative – Note M	1,461	1,321

Engineering and development:

Expenditures	1,663	2,576

Allocated to capitalized software and direct cost of sales	(334)	(595)

Net engineering and development expenses	1,329	1,981

Total costs and expenses	4,087	5,072

Operating loss	(5,661)	(4,690)

Other income (loss) – Note J & K	80	(8)

Interest income	89	272

Interest expense	(141)	(141)

Loss from operations before income taxes	(5,633)	(4,567)

Provision (credit) for income taxes	—	—

Loss from operations	(5,633)	(4,567)

Loss on sale of note receivable – Note B	(441)

Net loss	$(6,074)	$(4,567)

Basic and diluted earnings per share:

Loss from operations	$(.62)	$(.51)

Loss on sale of note receivable – Note B	(.05)

Net loss	$(.67)	$(.51)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,119	9,027

         See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Integral Vision, Inc. and Subsidiary

	Nine Months Ended September 30,
	2001	2000

	(Unaudited)
	(in thousands)

Operating Activities

Net loss	$(6,074)	$(4,567)

Loss on sale of note receivable	441

Loss from operations	(5,633)	(4,567)

Adjustments to reconcile loss from operations to net cash provided by (used in) operating activities:

Depreciation	481	689

Amortization	1,667	1,265

Gain on sale of assets	(80)

Deemed compensation	256

Changes in operating assets and liabilities of continuing operations:

Accounts receivable	451	2,543

Inventories	642	208

Prepaid and other	(106)	188

Accounts payable and other current liabilities	369	(838)

Net Cash Used In Operating Activities	(1,953)	(512)

Investing Activities

Payments received on note receivable	1,189	1,099

Proceeds from the sale of a portion of note receivable	300

Repurchase of portion of note receivable	(221)

Sale (Purchase) of property and equipment	2,340	(95)

Investment in capitalized software	(334)	(541)

Proceeds from sale of packaging technology	500

Other	(7)	(66)

Net Cash Provided By Investing Activities	3,767	397

Financing Activities

Repayments of mortgage note payable	(1,962)	(28)

Proceeds from (repayments on) the revolving line of credit	(270)	170

Proceeds from sale of debentures, net of discount	324

Proceeds from sale of warrants	71

Proceeds from sale of common stock		9

Net Cash Provided by (Used In) Financing Activities	(1,837)	151

Effect of Exchange Rate Changes	(51)	(273)

Increase (Decrease) in Cash	(74)	(237)

Cash at Beginning of Period	78	391

Cash at End of Period	$4	$154

         See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
September 30, 2001
(Unaudited)

Note A – Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Note C – Inventories
Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	September 30,	December 31,
	2001	2000
	(Unaudited)

	(in thousands)
Raw materials	$232	$853

Work-in-process	191	132

Finished goods	162	255

	$585	$1,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note D – Comprehensive Income
The components of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

		(unaudited, in thousands)
Net loss	$(2,507)	$(1,634)	$(6,074)	$(4,567)

Translation adjustments	17	(111)	(51)	(273)

	$(2,490)	$(1,745)	$(6,125)	$(4,840)

The components of accumulated comprehensive income (loss) at September 30, 2001 and December 31, 2000 are as follows:

	September 30,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Accumulated translation adjustments	$(208)	$(157)

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

Activity on long-term contracts is summarized as follows:

	September 30,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Contract costs to date	$—	$46

Estimated contract earnings	—	91

	—	137

Less billings to date	—	113

Costs and estimated earnings in excess of billings on incomplete contracts	$—	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note F – Long-Term Debt and Other Financing Arrangements
In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures have maturities of up to four years and an interest rate of 10%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 a share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. Debentures placed subsequent to the amendment will have maturities of up to four years and bear interest at 10%. The directors will also determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In the quarter ended September 30, 2001, an additional $275,000 of the debentures were placed of which $49,500 was deemed a discount on the notes based on a $.06 per share value assigned to the warrants received by the purchasers. At September 30, 2001, a total of $395,000 of the debentures had been placed.

At June 30, 2001, the Company had two mortgage notes payable. The Company had a mortgage with a bank and another with a director of the Company that carried interest rates of 8.9% and prime plus 0.5%, respectively. The total outstanding mortgage balance was $2,038,000 at June 30, 2001 and $2,007,000 at December 31, 2000. On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

The Company used proceeds from the sale of its note receivable in May 2001 to pay in full its revolving line of credit at which time that agreement was terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note G – Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share – income (loss) available to common stockholders

Loss from operations	$(2,507)	$(1,634)	$(5,633)	$(4,567)

Loss on sale of note receivable			(441)

Net loss	$(2,507)	$(1,634)	$(6,074)	$(4,567)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted earnings per share – weighted average shares	9,295	9,030	9,119	9,027

*there was no effect of dilutive securities, see below

BASIC AND DILUTED EARNINGS PER SHARE:

Loss from operations	$(.27)	$(.18)	$(.62)	$(.51)

Loss on sale of note receivable			(.05)

Net loss	$(.27)	$(.18)	$(.67)	$(.51)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note H – Common Stock, Stock Options and Warrants
In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures have maturities of up to four years and an interest rate of 10%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 a share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. Debentures placed subsequent to the amendment will have maturities of up to four years and bear interest at 10%. The directors will also determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In the quarter ended September 30, 2001, an additional $275,000 of the debentures were placed of which $49,500 was deemed a discount on the notes based on a $.06 per share value assigned to the warrants received by the purchasers. At September 30, 2001, a total of $395,000 of the debentures had been placed.

On August 1 2001, the Compensation Committee of the Company’s Board of Directors resolved to grant qualified stock options for the purchase of 335,000 shares with an exercise price equal to the market price at the close of trading on the grant date, $.14 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 150,000 shares so that they could be distributed to other key people. Additionally, Mr. Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense as a result of the issuance of these shares.

At September 30, 2001, there were options outstanding to purchase 1,044,700 shares of common stock at prices ranging from $.14 to $9.25 per share and warrants outstanding to purchase 1,400,000 shares at $6.86 per share, 240,000 shares at $.50, and 825,000 shares at $.35 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note I – Operations by Geographic Area
The following presents information by geographic area:

	September 30,	December 31,
	2001	2000
	(unaudited)

	(in thousands)
Identifiable assets:

United States	$7,124	$13,315

United Kingdom	548	1,684

Eliminations	(3,835)	(3,835)

	$3,837	$11,164

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

	(unaudited, in thousands)
Net revenues from unaffiliated customers:

United States	$239	$688	$1,193	$2,415

United Kingdom	267	847	964	2,869

	$506	$1,535	$2,157	$5,284

Earnings (loss) from operations before income taxes:

United States	$(1,765)	$(1,383)	$(4,133)	$(4,419)

United Kingdom	(742)	(251)	(1,500)	(148)

	$(2,507)	$(1,634)	$(5,633)	$(4,567)

Depreciation and amortization expense:

United States	$710	$551	$1,740	$1,665

United Kingdom	266	94	408	289

	$976	$645	$2,148	$1,954

Capital expenditures:

United States	$—	$9	$—	$46

United Kingdom	—	17	—	49

	$—	$26	$—	$95

Net revenues by geographic area:

North America*	$283	$670	$1,197	$1,994

Europe	214	708	846	2,730

Asia	9	157	114	560

	$506	$1,535	$2,157	$5,284

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note J – Sale of Building
On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. In the quarter ended September 30, 2001, the Company recognized a loss on the transaction of approximately $22,000, which is included in other income.

Note K – Sale of Technology
On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties. Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the next three years. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

Also included with the transaction was a manufacturing agreement whereby DIMACO will manufacture products for Integral Vision’s Optical Disc and Display Inspection customers in Europe.

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs will transfer to DIMACO. However, Integral Vision Ltd. will maintain sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

The approximate net book values of the assets sold were $13,000 for inventory, $97,000 for fixed assets, and $276,000 for capitalized software development costs. In the quarter ended September 30, 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in other income, primarily attributable to the software included in the sale.

The packaging applications software included in the sale accounted for approximately $280,000 of the Company’s net revenue in the nine months ended September 30, 2001 compared to $84,000 in last year’s comparable nine-month period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note L – Change in Estimate
Management has focused its development, sales and marketing efforts on the Company’s inspection systems for the small flat panel display (SFPD) industry. Industry sources indicate that this market will be substantial once fully developed. The Company has developed inspection solutions for the leading technologies used in the SFPD industry including liquid crystal on silicon (LCOS), organic light emitting diodes (OLED), liquid crystal display (LCD), and microelectromechanical systems (MEMS).

Management periodically performs an analysis of the net realizable value of capitalized software costs. Based on the current market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2001, $480,000 of additional amortization is included in costs of sales as a result of this analysis. Additionally, as a result of this analysis, direct costs of sales includes a $350,000 charge for the write-down of inventory.

Note M – Officers’ Notes Receivable
Messrs. Charles Drake and Mark Doede each have loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes is included in general and administrative expenses in the consolidated statement of operations.

Note N – Market for the Company’s Common Stock
The Company’s common stock was moved to the Over the Counter Bulletin Board (OTCBB) effective with its delisting from The Nasdaq SmallCap Market with the open of business August 16, 2001. The Company was informed by Nasdaq that the delisting was decided by the Nasdaq Listing Qualifications panel which approved the Nasdaq’s staff decision to delist the stock due to its failing to maintain a minimum bid price of $1.00 for 30 consecutive trading days as required by Marketplace Rule 4450(a)(5) for continued listing.

Information on the current quotes on the stock, which will continue to use the ticker symbol INVI, are available at the OTCBB’s website, www.otcbb.com and most financial information portals, such as that provided at http://finance.yahoo.com or http://quote.bloomberg.com. Integral Vision will continue to provide information through filings with the Securities and Exchange Commission (SEC) as required for continued listing on the OTCBB. These filings can be found at the SEC’s website at www.sec.gov.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Integral Vision, Inc. and Subsidiary

Note O – Going Concern Matters
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations for the nine months ended September 30, 2001 and the prior year nine-month period of $5.6 million and $4.6 million, respectively. Further, during the years ended December 31, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s current resources include only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note F), which could provide additional financing to the Company. Management has obtained $395,000 to date through the sale of debentures and plans to secure another $400,000 through additional sales of its debentures. Additional financing may or may not be available through banks. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of its debentures, the sale of certain of its patented technologies, reductions of its US workforce, as well as pursuing possible joint ventures and other strategic alliances. In order for the Company to cover its expected cash shortfall over the next quarter of approximately $900,000, Management must fully execute its plans to sell its debentures and certain of its patented technologies. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary
September 30, 2001

Management has focused its development, sales and marketing efforts on the Company’s inspection systems for the small flat panel display (SFPD) industry. Industry sources indicate that this market will be substantial once fully developed. The Company has developed inspection solutions for the leading technologies used in the SFPD industry including liquid crystal on silicon (LCOS), organic light emitting diodes (OLED), liquid crystal display (LCD), and microelectromechanical systems (MEMS).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to September 30, 2000

Net revenues from continuing operations decreased 67.0%, or $1.0 million, to $506,000 in the third quarter of 2001 from $1.5 million in the third quarter of 2000. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Costs of sales increased 7.2%, or $115,000, to $1.7 million in the third quarter of 2001 from $1.6 million in the third quarter of 2000. Costs of sales as a percentage of sales increased to 339% in the third quarter of 2001 compared to 104% in the third quarter of 2000. Management periodically performs an analysis of the net realizable value of capitalized software costs. Based on the current market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2001, $480,000 of additional amortization is included in costs of sales as a result of this analysis. Additionally, as a result of this analysis, direct costs of sales includes a $350,000 charge for the write-down of inventory. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 175% in 2001 compared to 104% in 2000. The gross margin in both quarters was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization included in costs of sales.

Marketing costs decreased 40.2%, or $235,000, to $350,000 in the third quarter of 2001 from $585,000 in the third quarter of 2000. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs increased 69.1%, or $279,000, to $683,000 in the third quarter of 2001 from $404,000 in the third quarter of 2000. Messrs. Charles Drake and Mark Doede each have loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive

$100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in the 2001 quarter as a result of the issuance of these shares. General and administrative costs for the 2001 quarter also includes a $62,000 charge for bad debts as certain of the Company’s debtors’ financial conditions have worsened over the last several months. Exclusive of these non-recurring charges, general and administrative costs decreased 9.7% or $39,000 in 2001.

Engineering and development expenditures decreased 48.1%, or $390,000, to $421,000 in the third quarter of 2001 from $811,000 in the third quarter of 2000.

Interest income decreased $78,000 to $15,000 in the third quarter of 2001 from $93,000 in the third quarter of 2000. This decrease is primarily attributable to the sale of the Company’s note receivable in May 2001.

Interest expense decreased $34,000 to $13,000 in the third quarter of 2001 from $47,000 in the third quarter of 2000. This decrease is primarily attributable to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated.

On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. In the quarter ended September 30, 2001, the Company recognized a loss on the transaction of approximately $22,000, which is included in other income.

On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties. Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the next three years. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

Also included with the transaction was a manufacturing agreement whereby DIMACO will manufacture products for Integral Vision’s Optical Disc and Display Inspection customers in Europe.

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs will transfer to DIMACO. However, Integral Vision Ltd. will maintain sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

In the quarter ended September 30, 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in other income, primarily attributable to the software included in the sale.

Nine Months Ended September 30, 2001 Compared to September 30, 2000

Net revenues from continuing operations decreased 59.2%, or $3.1 million, to $2.2 million compared to $5.3 million in last year’s comparable nine-month period. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Costs of sales decreased 23.9%, or $1.2 million, to $3.7 million in 2001 from $4.9 million in last year’s comparable period. Costs of sales as a percentage of sales increased to 173% in 2001 compared to 92.8% in last year’s comparable period. Management periodically performs an analysis of the net realizable value of capitalized software costs. Based on the current market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the period ended September 30, 2001, $480,000 of additional amortization is included in costs of sales as a result of this analysis. Additionally, as a result of this analysis, direct costs of sales includes a $350,000 charge for the write-down of inventory. In 2000, management made a change in estimate, primarily related to inventory, that resulted in a $326,000 charge to costs of sales. The Company was in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort, management decided that a change in estimate was necessary. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 134% in 2001 compared to 86.6% in 2000. The gross margin in 2001 was negative primarily because the sales volume was not sufficient to cover the fixed charges, depreciation, and amortization, included in costs of sales.

Marketing costs decreased 26.7%, or $473,000, to $1.3 million compared to $1.8 million in last year’s comparable nine-month period. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs increased 10.6%, or $140,000, to $1.5 million compared to $1.3 million in last year's comparable nine-month period. Messrs. Charles Drake and Mark Doede each have loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in the 2001 quarter as a result of the issuance of these shares. General and administrative costs for the 2001 period also includes a $62,000 charge for bad debts as certain of the Company’s debtors’ financial conditions have worsened over the last several months. Exclusive of these non-recurring charges, general and administrative costs decreased 13.5% or $178,000 in 2001.

Engineering and development expenditures decreased 35.4%, or $913,000, to $1.7 million compared to $2.6 million in last year’s comparable nine-month period.

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

Interest income decreased $183,000 to $89,000 compared to $272,000 in last year’s comparable nine-month period. This decrease is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year.

Interest expense was approximately $141,000 in both the comparable nine-month periods. Interest expense decreased due to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated. However, these decreases were offset by additional interest expense attributable to the debentures that were sold in 2001 (see Note H to consolidated financial statements).

On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. In the period ended September 30, 2001, the Company recognized a loss on the transaction of approximately $22,000, which is included in other income.

On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd.,

to n.v. DIMACO, s.a. for $500,000 in cash and future royalties. Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the next three years. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

Also included with the transaction was a manufacturing agreement whereby DIMACO will manufacture products for Integral Vision’s Optical Disc and Display Inspection customers in Europe.

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs will transfer to DIMACO. However, Integral Vision Ltd. will maintain sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

In the nine month period ended September 30, 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in other income, primarily attributable to the software included in the sale.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $2.0 million in cash for the nine months primarily due to the Company’s loss from operations of $5.6 million. The cash used in operating activities was partially offset by a net decrease of $1.4 million in certain working capital items. An increase in accounts payable and a decrease in accounts receivable and inventory were the primary reasons for the net decrease in certain working capital items.

During the period ended September 30, 2001, the Company invested $334,000 in the development of software for its small flat panel display inspection systems. Additionally, the Company’s investing activities included the following:

1.	The January 2001 sale of 19.9% of the $1.7 million then outstanding on the note receivable that resulted from the sale of the Welding Controls division to third party investors in exchange for consideration of $300,000. The Company also received $439,000 in principal payments on the portion of the note receivable that was not sold. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000.

2.	On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. In the period ended September 30, 2001, the Company recognized a loss on the transaction of approximately $22,000, which is included in other income.

3.	On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties. Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the next three years. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

Also included with the transaction was a manufacturing agreement whereby DIMACO will manufacture products for Integral Vision’s Optical Disc and Display Inspection customers in Europe.

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs will transfer to DIMACO. However, Integral Vision Ltd. will maintain sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

In the nine month period ended September 30, 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in other income, primarily attributable to the software included in the sale.

The Company’s financing activities included $2.0 million paid to retire its outstanding mortgage notes payable at the closing on the sale of the building. The Company used proceeds from the sale of its note receivable in May 2001 to pay in full its revolving line of credit at which time that agreement was terminated. The Company generated cash in the period through the placement of $395,000 of its senior subordinated debentures.

The Company’s current resources include only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note F to consolidated financial statements), which could provide additional financing to the Company. Management plans to secure approximately $400,000 through additional sales of its debentures. Additional financing may or may not be available through banks. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of its debentures, the sale of certain of its patented technologies, reductions of its US workforce, as well as pursuing possible joint ventures and other strategic alliances. In order for the Company to cover its expected cash shortfall over the next quarter, approximately $900,000, Management must fully execute its plans to sell its debentures and certain of its patented technologies. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 2001, the Company had no open positions.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a)         Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and

Exhibit
Number	Description of Document

Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

Exhibit
Number	Description of Document

10.10	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

10.11	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

10.12	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a.

(b)	Reports on Form 8-K. On August 17, 2001, a Form 8-K was filed to report an event under Item 5. No financial statements were included in the report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: November 14, 2001	/S/ CHARLES J. DRAKE

Charles J. Drake,

Chairman of the Board (Principal Executive Officer)

Date: November 14, 2001	/S/ VINCENT SHUNSKY

Vincent Shunsky, Acting Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Description

10.12	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a.