Form 10-K
period 2001-12-31
INTEGRAL VISION INC
filed 2002-04-01
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES ✓ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002:

Common Stock, No Par Value, Stated Value $.20 Per Share — $1,653,152

The number of shares outstanding on each of the issuer’s classes of common stock, as of February 28, 2002:

Common Stock, No Par Value, Stated Value $.20 Per Share – 9,429,901

Documents Incorporated By Reference: Portions of the proxy statement for the annual shareholders meeting to be held May 23, 2002 are incorporated by reference into Part III.

Part I
Part II
Part III
PART IV
SIGNATURES
Form 10-K — ITEM 14(a)(1) and (2)
Report of Independent Auditors
Schedule II - Valuation And Qualifying Accounts Integral Vision, Inc. And Subsidiary
Exhibits to Form 10K
Integral Vision, Inc.
Year Ended December 31, 2001
Commission File Number 0-12728
Subsidiary of the Registrant
Consent of Moore Stephens Doeren Mayhew

Part I

ITEM 1. Business

General

On June 30, 1999, the Company sold the assets of its Welding Controls division. As a result of the sale, the Company changed its name to Integral Vision, Inc. “Integral Vision” (or the “Company”), formerly known as Medar, Inc., is a Michigan corporation incorporated in 1978. Integral Vision develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical inspection systems (“machine vision products”). The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Sales of machine vision products are effected through Integral Vision and through Integral Vision LTD., a wholly owned subsidiary of the Company, located in Bedford, England.

Overview

Integral Vision is a supplier of machine vision systems used to ensure product quality during the manufacturing process.

Machine vision has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. The Company’s vision systems automatically identify, gauge or inspect parts with speed and accuracy. Quantitative information about each part is evaluated to check for functional or cosmetic defects. Our systems can be configured to statistically monitor the production process and send data to other equipment in the manufacturing cell. Such data could be used, for example, by a diverter to send defective parts to a reject bin, or by process controllers to automatically adjust process variables.

Target markets for our turnkey systems include the small flat panel display and optical disc industries. Applications development software, such as our Industrial Vision Controller (IVC) technology, can be applied to an extensive array of applications in industries that run the gamut from aerospace to medical to textiles, and everything in between.

Products

Small Flat Panel Display Inspection

Integral Vision has over six years of experience in the display industry, with over 400 systems installed worldwide. Our initial product, LCI-Professional, is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision’s display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

We have recently begun delivering our SharpEye microdisplay inspection systems capable of inspecting OLED (Organic Light Emitting Diode), LCOS (Liquid Crystal on Silicon), MEMS-DLP (MicroElectroMechanical Systems) and color LCD (Liquid Crystal Display) devices. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones.

Optical Disc Inspection

Compact disc inspection is considered an integral part of the replication process. Product quality has become an ever-growing concern among disc manufacturers during the evolution from CDs to DVDs and recordable media. Integral Vision has been serving the inspection needs of the optical disc inspection industry for over 13 years. During this time, we have seen many changes in the industry, including smaller in-line systems, faster production speeds, multiple inspections and many different disc formats. We have addressed these issues and much more with the introduction of our Series 2000 family of products.

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

Intellectual Property

Management believes that the technology incorporated in its products gives it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 20 patents. There can be no assurance that that the Company will have the resources to defend its patents or that patents the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Marketing

The Company generally markets its vision products to end users, but the Company has had success integrating its products with OEM’s in certain circumstances. More recently, the Company has begun to use distributors for its application software development tools for vision. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), and in Europe and Asia (through a combination of representatives and Company employees). Company sales employees are compensated by a combination of salary and commission.

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development cost amounted to $1.6 million, $2.7 million, and $3.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company’s current product development efforts are primarily directed to Small Display Inspection products.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Competition

The Company experiences competition in all areas in which it operates. Competition is strongest in the optical disc market where the Company’s optical inspection systems compete with equipment from Dr. Schenk GmbH and Basler GmbH. Competition for Common VisionBlox, Small Display Inspection, and general vision application work comes from numerous niche producers, each providing competition within a particular product line. Cognex Corp. competes either directly or indirectly via systems integrators in some of the Company’s product lines, except optical disc inspection products.

Export Sales

Sales outside of the United States accounted for 46%, 61% and 54% of the Company’s net sales in 2001, 2000 and 1999. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company’s export billings are denominated in US dollars. Billings in the UK and Japan are generally in pound sterling and yen, respectively. On occasion other export billings are denominated in the currency of the customer’s country.

See Note J to the Consolidated Financial Statements Part II – ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s result of operations. For the year ended December 31, 2001 the Company did not have sales to a single customer that exceeded 10% of total sales.

Backlog

As of December 31, 2001, the Company had an order backlog of approximately $251,000 compared to $566,000 at December 31, 2000. Management expects that the Company will ship products representing this entire backlog in 2002.

Employees

As of February 28, 2002, the Company had approximately 18 permanent employees, as compared to 67 at February 28, 2001 and 89 at February 28, 2000. None of the Company’s employees are represented by a labor union.

ITEM 2. Properties

Manufacturing, engineering and administrative functions of Integral Vision are performed at an approximately 5,000 square foot facility leased by the Company in Farmington Hills, Michigan. In addition, Integral Vision LTD leases a 1,000 square foot facility in Bedford, England for sales and administrative functions.

ITEM 3. Legal Proceedings

The Company is not currently involved in any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol INVI. As of February 28, 2002, there were approximately 4,500 stockholders of the Company including individual participants in security position listings.

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

The table below shows the high and low sales prices for the Company’s common stock for each quarter in the past two years. The closing sales price for the Company’s common stock on February 28, 2002 was $0.26 per share.

	2001

	Mar 31	Jun 30	Sept 30	Dec 31

High	$0.703	$0.280	$0.330	$0.230
Low	0.219	0.094	0.110	0.090

	2000

High	$5.688	$3.500	$2.563	$1.625
Low	2.000	1.375	1.188	0.281

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

ITEM 6. Selected Financial Data

	Year ended December 31

	2001		2000		1999		1998		1997

							(restated)		(restated)
			(in thousands, except per share data)
Net revenues	$2,633		$5,956		$10,743		$9,434		$15,955
Gross margin	(2,763	)(g)	(534	)(f)	(105	)(a)	1,265	(c)(d)	4,313
Loss from continuing operations	(7,694)		(7,124)		(5,671)		(11,203	)(e)	(1,663)
Loss on sale of note receivable	(441)
Income(loss) from discontinued operations (h)					1,030		19		1,519
Gain on disposal of Welding division					8,749
Extraordinary charge from early retirement of debt					(583)
Net income(loss)	(8,135)		(7,124)		3,525	(b)	(11,184	)(e)	(144)
Basic and diluted earnings (loss) per share:
Continuing operations	(0.84)		(0.79)		(0.63)		(1.24)		(0.19)
Loss on sale of note receivable	(0.05)
Discontinued Welding operations	—		—		0.11		0.00		0.17
Gain on disposal of Welding division	—		—		0.97		—		—
Extraordinary charge	—		—		(0.06)		—		—
Net income (loss)	(0.89)		(0.79)		0.39		(1.24)		(0.02)

Weighted average shares	9,198		9,028		9,025		9,025		8,897

	At December 31

	2001		2000		1999		1998		1997

							(restated)		(restated)
	(in thousands)
Working capital	$(1,472)		$964		$5,810		$2,641		$3,478
Total assets	1,964		11,164		19,058		34,320		48,521
Long-term debt, net of current portion	337		1,967		2,000		20,123		22,592
Stockholders’ equity	(672)		6,936		14,325		10,861		22,003

(a)	In 1999, the Company charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.
(b)	Includes an $8.7 million after tax gain on disposal of the Welding Controls division and a $583,000 charge, net of tax credit, for the early retirement of debt.
(c)	In 1998, the Company charged-off inventory of $1.4 million as a result of Management’s decision to no longer pursue the sale of certain products for the audio CD market.
(d)	Net revenues included $1.5 million from the sale of patent technology in both 1997 and 1998 which resulted in lower direct cost of sales as a percentage of sales.
(e)	Includes a $4.2 million write-off of capitalized software development costs.
(f)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(g)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.
(h)	See Note B to “Notes to Consolidated Financial Statements.”

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

Overview

On June 30, 1999, the Company sold the assets of its Welding Controls division. As a result of the sale, the Company changed its name to Integral Vision, Inc. Integral Vision develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company’s revenues are primarily derived from the sale of optical inspection equipment. Optical inspection equipment is principally sold to end users and suppliers of small flat panel display and optical disc manufacturing equipment. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company’s indebtedness; the Company’s ability to obtain the cash needed to allow it to continue as a going concern; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company’s markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company’s results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements represent the Company’s best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company’s Statements of Operations as a percentage of net revenues. The impact of inflation for the periods presented was not significant.

	Year ended December 31

	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Direct cost of sales (a) (f)	184.4	97.8	86.8
Specific inventory adjustment (b) (c) (d) (e)	20.5	11.2	14.2

Gross margin	(104.9)	(9.0)	(1.0)
Other costs and expenses:
Marketing	58.9	39.2	22.9
General and administrative	64.7	29.1	12.2
Engineering and development:
Expenditures	73.9	55.9	39.0
Allocated to capitalized software and direct cost of sales	(14.6)	(10.7)	(10.3)

Net engineering and development expenses	59.3	45.2	28.7

Total other costs and expenses	182.9	113.5	63.8

Loss from operations	(287.8)	(122.5)	(64.8)
Other income	(1.4)		13.5
Interest income	3.6	5.8	3.5
Interest expense	(6.5)	(3.0)	(5.0)

Loss from continuing operations before income taxes	(292.1)	(119.7)	(52.8)

Provision (credit) for income taxes
Loss from continuing operations	(292.1)	(119.7)	(52.8)
Loss on sale of note receivable	(16.7)
Income from discontinued welding operations, less applicable income taxes			9.6
Gain on disposal of discontinued Welding division, less applicable income taxes			81.4
Extraordinary charge for early retirement of debt less applicable income tax credit			(5.4)

Net income(loss)	(308.8)%	(119.7)%	32.8%

(a)	Net revenues included $1.5 million from the sale of patent technology in 1998, which resulted in lower direct cost of sales as a percentage of sales.
(b)	In 1999, the Company charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.
(c)	In 1998, the Company charged-off inventory of $1.4 million as a result of Management’s decision to no longer pursue the sale of certain products for the audio CD market.
(d)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.
(e)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.
(f)	Direct cost of sales includes capitalized software amortization as a percentage of sales of 100%, 27.9% and 11.0% in 2001, 2000 and 1999, respectively.

Year Ended December 31, 2001, compared to the year ended December 31, 2000

Net revenues decreased $3.3 million (55.8%) to $2.6 million in 2001 from $6.0 million in 2000. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Direct costs of sales decreased $1.1 million (16.9%) to $5.4 million in 2001 from $6.5 million in 2000. Direct costs of sales as a percentage of sales increased to 205% in 2001 compared to 109% in 2000. Management periodically performs an analysis of the net realizable value of capitalized software costs. Based on current market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization is included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales includes a $540,000 charge for the write-down of inventory. In 2000, management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales. The Company was in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort, management decided that a change in estimate was necessary. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 134% in 2001 compared to 97.8% in 2000. The gross margin in both periods was negatively impacted by the low sales volume as the fixed charges, depreciation and amortization, included in costs of sales make up a significant portion of the total costs of sales.

Marketing costs decreased 33.5%, or $782,000, to $1.6 million in 2001 compared to $2.3 million in 2000. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 1.7%, or $30,000, to $1.7 million in 2001 compared to $1.7 million in 2000. Messrs. Charles Drake and Mark Doede each have loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in 2001 as a result of the issuance of these shares. General and administrative costs for 2001 also includes a $109,000 charge for bad debts as certain of the Company’s debtors’ financial conditions have worsened over the last several months. Exclusive of these non-recurring charges, general and administrative costs decreased 22.8% or $395,000 in 2001.

Engineering and development expenditures decreased 41.5%, or $1.4 million, to $1.9 million in 2001 compared to $3.3 million in 2000.

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

Interest income decreased $251,000 to $96,000 in 2001 compared to $347,000 in 2000. This decrease is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year.

Interest expense was $172,000 in 2001 compared to $177,000 in 2000. Interest expense decreased due to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note D to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated. However, these decreases were offset by additional interest expense attributable to the debentures that were sold in 2001 (see Note I to consolidated financial statements).

On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. In 2001, the Company recognized a loss on the transaction of approximately $22,000, which is included in other income.

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

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs transferred to DIMACO. However, Integral Vision Ltd. maintained sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

In 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in other income, primarily attributable to the software included in the sale.

Year Ended December 31, 2000, compared to the year ended December 31, 1999

Net revenues decreased $4.7 million (44.3%) to $6.0 million in 2000 from $10.7 million in 1999. The decrease is primarily attributable to a lack of demand for the Company’s OMNI inspection system. In 2000, the Company’s ability to sell into the overseas market was hampered by the strength of the U.S. Dollar versus the German Mark, as the Company has major competitors based in Germany. The average exchange rate of the U.S. Dollar to the German Mark increased approximately 16% in 2000 versus 1999. The Company was unable to lower its price enough to compete. In the U.S., manufacturers and replicators in the disc market spent very little to increase capacity in 2000 for a variety of reasons including increased electronic distribution (versus disc media) of music and computer software and the relocation of manufacturing operations to Asia. However, the Company did experience a modest increase in sales of its liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products which partially offset the decline in OMNI sales.

Direct costs of sales decreased to $6.5 million in 2000 from $10.8 million in 1999 and increased as a percentage of sales to 109% from 101%. In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales. The Company was in the process of liquidating the inventory related to previously discontinued product lines, however, due to disappointing results of the inventory liquidation effort, Management decided that a change in estimate was necessary. The direct costs of sales for 1999 included an inventory charge-off of $1.5 million resulting from a review of the marketability of remaining inventory related to a previously discontinued product line. Exclusive of the aforementioned adjustments, direct costs of sales as a percentage of sales would have been 97.8% in 2000 compared to 86.8% in 1999. The gross margin in 2000 was positively affected by a change in product mix as sales of our LCI and CDiD/CDiP products have less material cost than that of the OMNI systems. However, the gross margin in both periods was negatively affected by low sales volumes as fixed charges, depreciation, and amortization made up a significant portion of the costs of sales.

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

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 2001. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

	Quarterly Ended 2001

	Dec 31	Sep 30	Jun 30	Mar 31

	(in thousands except per share data)
Net revenues	$476	$506	$669	$982
Gross margin	(1,189)	(1,209)	(328)	(37)
Income (loss) from continuing operations	(2,061)	(2,507)	(1,608)	(1,518)
Loss on sale of note receivable				(441)
Net income (loss)	(2,061)	(2,507)	(1,608)	(1,959)

Basic and diluted earnings (loss) per share:
Continuing operations	(0.22)	(0.27)	(0.18)	(0.17)
Loss on sale of note receivable				(0.05)
Net income (loss)*	$(0.22)	$(0.27)	$(0.18)	$(0.22)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Quarter Ended 2000

	Dec 31	Sep 30	Jun 30	Mar 31

	(in thousands except per share data)
Net revenues	$672	$1,535	$1,785	$1,964
Gross margin	(916)	(65)	(132)	579
Income (loss) from continuing operations	(2,557)	(1,634)	(1,854)	(1,079)
Loss on sale of note receivable
Net income (loss)	(2,557)	(1,634)	(1,854)	(1,079)

Basic and diluted earnings (loss) per share:
Continuing operations	(0.28)	(0.18)	(0.21)	(0.12)
Loss on sale of note receivable
Net income (loss)*	$(0.28)	$(0.18)	$(0.21)	$(0.12)

*	The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

See MD&A for additional discussion

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

Liquidity and Capital Resources

Operating activities for 2001 used cash of approximately $1.9 million primarily due to the Company’s loss from continuing operations of $7.7 million. The cash used in operating activities was partially offset by a net decrease of $2.1 million in certain working capital items. Decreases in accounts receivable and inventory were the primary reasons for the net decrease in certain working capital items.

In 2001, the Company invested $384,000 in the development of software for its small flat panel display inspection systems. Additionally, the Company’s investing activities included the following:

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

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs transferred to DIMACO. However, Integral Vision Ltd. maintained sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

In 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in other income, primarily attributable to the software included in the sale.

The Company’s financing activities included $2.0 million paid to retire its outstanding mortgage notes payable at the closing on the sale of the building. The Company used proceeds from the sale of its note receivable in May 2001 to pay in full its revolving line of credit at which time that agreement was terminated. The Company generated cash in the period through the placement of $510,000 of its senior subordinated debentures.

The Company’s current resources include only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. The expected cash shortfall over the next twelve months is approximately $740,000. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note D to consolidated financial statements), which could provide additional financing to the Company. Management plans to secure approximately $540,000 through additional sales of its debentures in 2002, of which $500,000 had been secured as of February 28, 2002. In February 2002, the Company’s chairman, Charles J. Drake, invested $350,000 in the Company’s debentures. An additional $150,000 in debentures were placed with outside investors subsequent to December 31, 2001. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern, include the sale of certain of its patented technologies, as well as pursuing possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (which supersedes SFAS No. 121). The Company adopted the provisions of SFAS No. 141 immediately and will adopt SFAS No. 142 effective January 1, 2002. There was no material impact resulting from the application of SFAS No. 141 and the Company does not believe that there will be a material impact resulting from the application of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002 and does not expect that such adoption will have a significant effect on the Company’s results of operations or financial position.

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

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 2001, the Company had no open positions.

ITEM 8. Financial Statements and Supplementary Data

Financial statements and quarterly results of operations are submitted in separate sections of this report.

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure

None

Part III

ITEM 10. Directors and Executive Officers of the Registrant

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2001), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 11. Executive Compensation

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2001), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2001), with respect to directors and executive officers of the Company, is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

The information contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2001), with respect to directors and executive officers of the Company, is incorporated herein by reference.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2)	The response to this portion of ITEM 14 is submitted as a separate section of this report.

(3)	Listing of exhibits.

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).
4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

Exhibit
Number	Description of Document

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).
4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).
10.1	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.2	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.3	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.4	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.5	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.6*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.7	Asset Purchase Agreement between the Registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A — Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).
10.8	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as Exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC File 0-12728, and incorporated herein by reference).
10.9	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).
10.10	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
21	Subsidiary of the registrant.
23	Consent of Moore Stephens Doeren Mayhew, independent auditors.
(b)	Reports on Form 8-K: None.
(c)	Exhibits — The response to this portion of ITEM 14 is submitted as a separate section of this report.
(d)	Financial statement schedules — The response to this portion of ITEM 14 is submitted as a separate section of this report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2002	INTEGRAL VISION, INC.

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

/S/ CHARLES J. DRAKE Charles J. Drake	Chairman of the Board (Principal Executive Officer) and Director

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

/S/ VINCENT SHUNSKY Vincent Shunsky	Treasurer and Director (Acting Chief Financial Officer)

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

/S/ CRAIG A. BLACK	Director

Craig A. Black

/S/ SAMUEL O. MALLORY	Director

Samuel O. Mallory

Annual Report on Form 10K

ITEM 14(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended December 31, 2001

INTEGRAL VISION, INC.

Farmington Hills, MI

Form 10-K — ITEM 14(a)(1) and (2)
Integral Vision, Inc. and Subsidiary

List of Financial Statements and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Integral Vision, Inc. and subsidiary are included in ITEM 8:

Report of Moore Stephens Doeren Mayhew, Independent Auditors Consolidated Balance Sheets-December 31, 2001 and 2000 Consolidated Statements of Operations-Years ended December 31, 2001, 2000 and 1999 Consolidated Statements of Stockholders’ Equity (Deficit) -Years ended December 31, 2001, 2000, and 1999 Consolidated Statements of Cash Flows-Years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements-December 31, 2001

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

Report of Independent Auditors

To the Board of Directors and Stockholders
Integral Vision, Inc.
Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Integral Vision, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for 2001, 2000 and 1999 as listed in the accompanying index at ITEM 14(a). These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2001, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company is suffering recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note P. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Moore Stephens Doeren Mayhew
Troy, Michigan
March 19, 2002

    Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31

	2001	2000

	(in thousands)
Assets
Current assets
Cash	$125	$78
Accounts receivable, less allowance of $179,000 ($82,000 in 2000)	332	904
Inventories — Note A	208	1,240
Costs and estimated earnings in excess of billings on incomplete contracts — Note C	—	24
Current maturities of notes from sale of Welding division — Note B	—	837
Prepaid Rent — Note K	91	—
Other current assets	71	183

Total current assets	827	3,266
Property and equipment — Note K
Land and improvements	—	363
Building and building improvements	—	3,684
Production and engineering equipment	704	2,675
Furniture and fixtures	457	878
Vehicles	47	114
Computer equipment	1,153	2,695

	2,361	10,409
Less accumulated depreciation	2,202	7,002

	159	3,407
Other assets
Capitalized computer software development costs, less accumulated amortization — Notes A, L and M	710	3,257
Patents, less accumulated amortization — Note A	268	330
Note from sale of Welding division, less unamortized discount and current maturities — Note B	—	862
Other	—	42

	978	4,491

	$1,964	$11,164

Liabilities and Stockholders’ Equity
Current liabilities
Notes payable — Note D	$358	$270
Accounts payable	993	1,035
Employee compensation	427	403
Accrued and other liabilities	431	553
Current maturities of long-term debt — Note D	90	41

Total current liabilities	2,299	2,302
Long-term debt, less current maturities and OID — Notes D and K	337	1,926
Stockholders’ equity (deficit) — Note F
Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,429,901 shares (2000-9,029,901) issued and outstading — Note I	1,886	1,806
Additional paid-in capital	31,265	31,195
Retained-earnings deficit	(33,362)	(25,227)
Notes receivable from officers — Note N	(250)	(681)
Accumulated translation adjustment — Note A	(211)	(157)

Total stockholders’ equity (deficit)	(672)	6,936

	$1,964	$11,164

See accompanying notes

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year ended December 31

	2001	2000	1999

	(in thousands, except per share data)
Net revenues	$2,633	$5,956	$10,743
Direct costs of sales — Note M	5,396	6,490	10,848

Gross margin Note A —	(2,763)	(534)	(105)
Other costs and expenses:
Marketing	1,552	2,334	2,464
General and administrative — Note N	1,703	1,733	1,306
Engineering and development:
Expenditures	1,946	3,328	4,190
Allocated to capitalized software and direct cost of sales —
Note A	(384)	(635)	(1,109)

Net engineering and development expense	1,562	2,693	3,081

Total other costs and expenses	4,817	6,760	6,851

Loss from operations	(7,580)	(7,294)	(6,956)
Other income(expense) — Notes B, K and L	(38)		1,450
Interest income — Note B	96	347	374
Interest expense — Note D	(172)	(177)	(539)

Loss from continuing operations before income taxes	(7,694)	(7,124)	(5,671)
Provision (credit) for income taxes — Note E

Loss from continuing operations	(7,694)	(7,124)	(5,671)
Loss on sale of note receivable — Note B	(441)
Income from discontinued welding operations, less applicable income taxes of $—0— for the year ended December 31, 1999 — Note B			1,030
Gain on disposal of Welding division, less applicable income taxes of $300 — Note B			8,749
Extraordinary charge for early retirement of debt less applicable income tax credit of $200 — Note D			(583)

Net income (loss)	$(8,135)	$(7,124)	$3,525

Basic and diluted earnings per share:
Continuing operations	$(0.84)	$(0.79)	$(0.63)
Loss on sale of note receivable	(0.05)
Discontinued Welding operations	—	—	0.11
Disposal of Welding division	—	—	0.97
Extraordinary charge	—	—	(0.06)

Net income (loss)	$(0.89)	$(0.79)	$0.39

Weighted average number of shares of common stock and
common stock equivalents outstanding	9,198	9,028	9,025

See accompanying notes

Consolidated Statements of Stockholders’ Equity (Deficit)
Integral Vision, Inc. and Subsidiary

					Accumulated
			Retained		Other
	Common	Additional Paid-	Earnings	Officer	Comprehensive
	Stock	In Capital	(Deficit)	Notes	Income(Loss)	Total

	(in thousands)
Balances at January 1, 1999	$1,805	$31,187	$(21,628)	$(580)	$77	$10,861
Net income for the year			3,525			3,525
Translation adjustments					(39)	(39)

Comprehensive income						3,486

Loans to Officers				(22)		(22)

Balances at December 31, 1999	1,805	31,187	(18,103)	(602)	38	14,325
Net loss for the year			(7,124)			(7,124)
Translation adjustments					(195)	(195)

Comprehensive loss						(7,319)

Exercise of options to purchase
5,000 shares	1	8				9
Loans to Officers				(79)		(79)

Balances at December 31, 2000	1,806	31,195	(25,227)	(681)	(157)	6,936
Net loss for the year			(8,135)			(8,135)
Translation adjustments					(54)	(54)

Comprehensive loss						(8,189)

Net officer note reductions				431		431
Issuance of stock	80	(24)				56
Sale of warrants		94				94

Balance at December 31, 2001	$1,886	$31,265	$(33,362)	$(250)	$(211)	$(672)

See accompanying notes

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31

	2001	2000	1999

		(in thousands)
Operating Activities
Net income (loss)	$(8,135)	$(7,124)	$3,525
Loss on sale of note receivable	441
Income from discontinued operations			(1,030)
Gain on sale of welding division			(8,749)
Extraordinary charge for early retirement of debt			583

Loss from continuing operations	(7,694)	(7,124)	(5,671)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	539	886	1,046
Amortization	2,772	1,596	1,328
Net loss on disposal of assets	111
Deemed compensation	256
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	572	2,979	(1,045)
Inventories	1,019	755	2,181
Prepaid and other	275	307	117
Accounts payable and other current liabilities	218	(742)	(603)

Net cash used in operating activities	(1,932)	(1,343)	(2,647)
Investing Activities
Proceeds from sale of Welding Controls division			22,394
Payments received on note receivable resulting from the sale of the Welding Controls division	1,189	1,719
Proceeds from the sale of a portion of note receivable	300
Repurchase of portion of note receivable	(221)
Sale (Purchase) of property and equipment	2,362	(149)	(290)
Investment in capitalized software	(384)	(635)	(1,410)
Proceeds from sale of packaging technology	500
Other	14	44	265

Net cash provided by (used in) investing activities	3,760	979	20,959
Financing Activities
Repayments of revolving line of credit and other obligations			(20,448)
Proceeds from (repayments on) revolving line of credit	(270)	270
Proceeds from (repayments on) mortgage note payable	(1,967)	(33)	2,000
Proceeds from exercise of stock options		9
Proceeds from sales of debentures, net of discount	416
Proceeds from sales of warrants	94

Net cash provided by (used in) financing activities	(1,727)	246	(18,448)

Effect of exchange rate changes	(54)	(195)	(39)

Decrease in cash	47	(313)	(175)
Cash at beginning of year	78	391	566

Cash at end of year	$125	$78	$391

See accompanying notes

Notes to Consolidated Financial Statements
Integral Vision, Inc. and Subsidiary

Note A — Significant Accounting Policies

Nature of Business

On June 30, 1999, the Company sold the assets of its Welding Controls division. As a result of the sale, the Company changed its name to Integral Vision, Inc. “Integral Vision” (or the “Company”), formerly known as Medar, Inc., is a Michigan corporation incorporated in 1978. Integral Vision develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical inspection (“machine vision products”). The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

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

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s result of operations. For the year ended December 31, 2001 the Company did not have sales to a single customer that exceeded 10% of total sales. For the year ended December 31, 2000, sales to Machines Dubuit, Hanky America and Protronix Ltd represented 33% of consolidated sales. Amounts due from these customers represented 40% of the respective outstanding trade receivable balance at December 31, 2000.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and at December 31 consisted of the following (net of obsolescence reserve of $1,836,000 in 2001 and $1,484,000 in 2000):

	2001	2000

	(in thousands)
Raw materials	$43	$853
Work in process	81	132
Finished goods	84	255

	$208	$1,240

Management periodically performs an analysis of the Company’s inventory to determine if its cost exceeds estimated net realizable value. Over the last several years, given the market conditions and the direction of the Company, Management discontinued certain product lines and attempted to liquidate the remaining inventory related to those product lines. Due to disappointing results of the inventory liquidation effort, Management decided that a change in estimate was necessary. The charge to direct costs of sales to write the inventory down to estimated net realizable value was $540,000 in 2001, $666,000 in 2000, and $1.5 million in 1999. Also included in direct costs of sales were non-cash charges for depreciation, amortization and net realizable value write downs related to capitalized software totalling $2.9 million, $1.9 million and $1.4 million in 2001, 2000, and 1999, respectively. A reconciliation of gross margin as reported to gross margin from operations is presented in the table below.

	2001	2000	1999

	(in thousands)
Net revenues	$2,633	$5,956	$10,743
Gross margin as reported	(2,763)	(534)	(105)
Adjustments to reconcile gross
margin from operations:
Specific inventory adjustments	540	666	1,525
Other non-cash charges	2,943	1,918	1,399

Gross margin from operations	$720	$2,050	$2,819

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

Total software development costs incurred internally by the Company were $1,946,000, $3,328,000, and $4,190,000 in 2001, 2000 and 1999 respectively, of which $384,000, $635,000, and $1,109,000, respectively, were capitalized. Amortization of the capitalized costs amounted to $2,639,000, $1,661,000, and $1,182,000 in 2001, 2000 and 1999, respectively. Total accumulated amortization at December 31, 2001 and 2000 was $7,837,000 and $5,418,000, respectively.

Property and Equipment

Property and equipment is stated on the basis of cost. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (buildings-40 years, other property and equipment-3 to 10 years).

Patents

Total patent costs incurred and capitalized by the Company were $50,000, $137,000, and $106,000 in 2001, 2000 and 1999 respectively. Patents are stated at cost less accumulated amortization of $485,000 and $372,000 at December 31, 2001 and 2000, respectively. Amortization of the patents amounted to $112,000, $54,000, and $146,000 in 2001, 2000, and 1999, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Comprehensive Income

The Company displays comprehensive income in the Consolidated Statements of Stockholders’ Equity (Deficit). At December 31, 2001 and 2000, accumulated other comprehensive income (loss) consisted of unrealized income (loss) resulting from foreign currency translation adjustments.

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

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (which supersedes SFAS No. 121). The Company adopted the provisions of SFAS No. 141 immediately and will adopt SFAS No. 142 effective January 1, 2002. There was no material impact resulting from the application of SFAS No. 141 and the Company does not believe that there will be a material impact resulting from the application of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company will adopt the provisions of SFAS No. 144 effective January 1, 2002 and does not expect that such adoption will have a significant effect on the Company’s results of operations or financial position.

Note B — Discontinued Operations

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

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000. The Company recognized a loss on sale of the note receivable of $441,000 in 2001.

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

The acquiring company also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due.

The results of operations for this segment have been reported separately as discontinued operations in the Consolidated Statements of Operations for the two prior periods presented.

1999

(in thousands)
Net revenues	$12,403
Costs and expenses	11,373

Income before income taxes	1,030
Income tax expense	—

Net income from discontinued operations	$1,030

Note C - Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

Contracts whose duration overlap an accounting quarter reporting period, are non-repetitive and exceed $100,000 are accounted for under the percentage-of-completion accounting method.

Costs and estimated earnings in excess of billings on incomplete contracts at December 31 are summarized as follows:

2000

Contract costs to date	$46
Estimated contract earnings	91

137
Less billings to date	113

Costs and estimated earnings in excess of billings on incomplete contracts	$24

The Company had no long-term contracts at December 31, 2001.

Note D — Long-Term Debt and Other Financing Arrangements

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. At December 31, 2001, subsequent to the amendment, an additional $390,000 of the debentures were placed of which $70,200 was deemed a discount on the notes based on a $.06 per share value assigned to the warrants received by the purchasers. At December 31, 2001, a total of $510,000 of the debentures had been placed. Subsequent to December 31, 2001, the Company’s chairman, Charles J. Drake, invested $350,000 in the Company’s debentures. An additional $150,000 in debentures were placed with outside investors in 2002. The purchasers of these debentures received warrants for the purchase of 1,500,000 shares of the Company’s common stock at a conversion price of $.35 per share.

At December 31, 2000, the Company had two mortgage notes payable. The Company had a mortgage with a bank and another with a director of the Company that carried interest rates of 8.9% and prime plus 0.5%, respectively. The total outstanding mortgage balance was $2,007,000 at December 31, 2000. On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

Maturities of long-term debt are $90,000 in 2002; $170,000 in 2003; $170,000 in 2004; and $80,000 in 2005.

At December 31, 2001, the Company had short term notes payable to related parties of approximately $358,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $96,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); and a $46,000 obligation to Mark R. Doede (an officer of the Company). These notes have interest rates ranging from 6.25% to 8.0% and are due on demand.

At December 31, 2000, the Company had a revolving line of credit under which it could borrow up to $1.0 million on certain eligible accounts receivable. The Company used proceeds from the sale of its note receivable in May 2001 to pay in full its revolving line of credit, at which time that agreement was terminated.

The Company used cash received as a result of the sale of the Welding Controls division to retire substantially all outstanding debt at June 30, 1999 (see Note B). An extraordinary charge of $583,000, net of tax credit, resulted from this early retirement of debt. These charges included unaccreted value assigned to warrants and unamortized discounts.

Interest paid in 2001 was approximately $125,000 compared to interest expensed of $172,000. The $47,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2001. Interest paid approximates interest expensed for 2000 and 1999.

Note E — Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2001, the Company has cumulative net operating loss carryforwards approximating $25.5 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, and $1.9 million in 2021) for tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $6.4 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $2.2 million in 2001, $2.3 million in 2000 and decreased $1.5 million in 1999.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2001	2000

	(in thousands)
Deferred tax liabilities:
Deductible software development costs, net of amortization	$241	$974
Tax over book depreciation	21	612
Percentage of completion	—	8

Total deferred tax liabilities	262	1,594
Deferred tax assets:
Net operating loss carryforwards	8,668	8,032
Credit carryforwards	331	331
Inventory reserve	574	385
Bad debt reserve	57	26
Reserve for warranty	9	17
Other	112	111

Total deferred tax assets	9,751	8,902
Valuation allowance for deferred tax assets	9,489	7,308

Net deferred tax assets	262	1,594

Net deferred tax	$—	$—

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	2001	2000	1999

	(in thousands)
Consolidate net income (loss)	$(8,135)	$(7,124)	$3,525
Foreign net income (loss)	(1,620)	(664)	(985)

U.S. net income (loss)	$(6,515)	$(6,460)	$4,510

Tax provision (credit) at U.S. statutory rates	$(2,215)	$(2,196)	$1,534
Change in valuation allowance	2,181	2,318	(1,478)
Nondeductible expenses	34	25	30
Other	—	(147)	(86)

	$—	$—	$—

In 2000, the Company paid $100,000 for its 1999 alternative minimum tax liability.

There were no income tax payments in 2001 or 1999.

Note F — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999

	(in thousands, except per share data)
Numerator for basic and diluted earnings per share -
Income (loss) available to common stockholders
Loss from continuing operations	$(7,694)	$(7,124)	$(5,671)
Loss on sale of note receivable	(441)
Income from discontinued Welding operations			1,030
Gain on disposal of Welding division			8,749
Extraordinary charge			(583)

Net income (loss)	$(8,135)	$(7,124)	$3,525
*there was no effect of dilutive securities, see below
Denominator for basic and diluted earnings per
share — weighted average shares	9,198	9,028	9,025

*there was no effect of dilutive securities, see below
Basic and diluted earnings per share:
Continuing operations	$(0.84)	$(0.79)	$(0.63)
Loss on sale of note receivable	(0.05)	—	—
Discontinued Welding operations	—	—	0.11
Disposal of Welding division	—	—	0.97
Extraordinary charge	—	—	(0.06)

Net income (loss)	$(0.89)	$(0.79)	$0.39

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note I.

Note G — Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States’ employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $15,000, $24,000, and $30,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note H — Lease Commitments and Contingencies

The Company and its subsidiary use equipment and office space under long-term operating lease agreements requiring rental payments approximating $118,000 in 2002, $77,000 in 2003, $75,000 in 2004 and $60,000 in 2005. Rent expense charged to operations approximated $154,000, $72,000, and $65,000 in 2001, 2000 and 1999, respectively. On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. The rent expense in 2001 attributable to the new lease was approximately $91,000. Subsequent to December 31, 2001, the Company entered into a new lease agreement whereby it will occupy less square footage in exchange for a reduced lease rate. This agreement is effective April 1, 2002 and is reflected in the future lease payments previously discussed.

Note I — Stock Options and Warrants

A summary of the status of the Option Plans at December 31, 2001 is as follows:

		Non-Qualified
	Qualified ISO	Stock Option
	Plan	Plan	1999 Plan	1995 Plan

	(in thousands)
Options outstanding	69	9	470	443
Options exercisable	69	9	270	443
Options granted during:
2001	0	0	120	215
2000	0	0	0	0
1999	0	0	400	206
1998	0	0	0	0
1997	0	0	0	267
1996	0	0	0	132
Options available for grant	0	0	30	55

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans follows:

	2001		2000		1999
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(number of shares in thousands)
Outstanding at beginning of year	982	$2.82	1,077	$3.02	597	$5.48
Granted	335	0.14	0	0.00	606	1.07
Exercised	0	0.00	(5)	1.75	0	0.00
Canceled	(326)	4.01	(90)	5.32	(126)	6.10

Outstanding at end of year ($.14 to $9.25 per share)	991	1.52	982	2.82	1,077	3.02

Exercisable ($.14 to $9.25 per share)	791	$1.64	585	$4.01	471	$5.54

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2001 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable

	(number of shares in thousands)
$.14 to $1.07	843	8.5	643
$4.00 to $4.88	36	5.2	36
$5.00 to $5.63	5	5.6	5
$6.00 to $6.25	85	2.1	85
$8.25 to $9.25	22	3.0	22

$1.07 to $9.25	991	7.7	791

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

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. After adjusting for the proforma effect of stock compensation, the net loss in 2001 was estimated to be $8,172,000 ($.89 per share), the net loss in 2000 was estimated to be $7,124,000 ($.79 per share) and the net income for 1999 was estimated to be $2,998,000 ($.33 per share). In 2001, the assumptions used in determining the proforma disclosure was a risk free interest rate of 5.5%, no dividend yields, .768 market price volatility, and 7.7-year weighted average life of options. In 1999, the assumptions used in determining the proforma disclosure was a risk free interest rate of 6.00%, no dividend yields, .85 market price volatility, and 7.8-year weighted average life of options. These proforma results reflect only stock options granted in 1995 through 2001 (no options were issued during 2000) and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures. At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. At December 31, 2001, subsequent to the amendment, an additional $390,000 of the debentures were placed of which $70,200 was deemed a discount on the notes based on a $.06 per share value assigned to the warrants received by the purchasers. At December 31, 2001, a total of $510,000 of the debentures had been placed. At December 31, 2001, as a result of the sale of these debentures, there were warrants outstanding to purchase 240,000 shares at $.50 per share and 1,170,000 shares at $.35 per share. Subsequent to December 31, 2001, the Company’s chairman, Charles J. Drake, invested $350,000 in the Company’s debentures. An additional $150,000 in debentures were placed with outside investors in 2002. The purchasers of these debentures received warrants for the purchase of 1,500,000 shares of the Company’s common stock at a conversion price of $.35 per share.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at December 31, 2001.

On August 1, 2001, the Compensation Committee of the Company’s Board of Directors resolved to grant qualified stock options for the purchase of 335,000 shares with an exercise price equal to the market price at the close of trading on the grant date, $.14 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 150,000 shares so that they could be distributed to other key people. Additionally, Mr. Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense as a result of the issuance of these shares. At December 31, 2001, there were options outstanding to purchase 991,000 shares of common stock at prices ranging from $.14 to $9.25 per share.

Subsequent to December 31, 2001, on January 14, 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. Additionally, on March 12, 2002, the Compensation Committee resolved to grant 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.24 per share.

Note J — Operations by Geographic Area

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

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31

	2001	2000	1999

	(in thousands)
Net revenues from unaffiliated customers:
United States	$1,436	$2,814	$7,589
United Kingdom	1,197	3,142	3,154

	$2,633	$5,956	$10,743

Earnings (loss) from continuing operations before income taxes:
United States	$(6,073)	$(6,460)	$(4,686)
United Kingdom	(1,621)	(664)	(985)

	$(7,694)	$(7,124)	$(5,671)

Identifiable assets:
United States	$5,466	$13,315	$21,556
United Kingdom	333	1,684	1,337
Eliminations	(3,835)	(3,835)	(3,835)

	$1,964	$11,164	$19,058

Capital expenditures:
United States	$—	$57	$245
United Kingdom	—	92	45

	$—	$149	$290

Depreciation and amortization expense:
United States	$2,907	$2,167	$1,997
United Kingdom	404	315	377

	$3,311	$2,482	$2,374

Net revenues by geographic area:
North America	$1,412	$2,303	$4,912
Europe	1,084	2,981	3,154
Asia	137	672	2,677

	$2,633	$5,956	$10,743

•	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note K — Sale of Building

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

Note L — Sale of Technology

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

The packaging applications included in the sale accounted for approximately $518,000 of the Company’s net revenue in 2001 compared to $2.1 million in 2000.

Note M — Change in Estimate

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

Management periodically performs an analysis of the net realizable value of capitalized software costs. Based on current market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization is included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales includes a $540,000 charge for the write-down of inventory.

Note N — Officers’ Notes Receivable

Messrs. Charles Drake and Mark Doede each have loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes is included in general and administrative expenses in the consolidated statement of operations for 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001. Subsequent to December 31, 2001, Mr. Drake and Mr. Doede each made principal payments of approximately $29,000 and $110,000, respectively, on their outstanding notes with the Company. At February 28, 2002, Mr. Drake’s outstanding note balance was $34,000 and Mr. Doede’s was $77,000.

Note O — Market for the Company’s Common Stock

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

Note P — Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2001, 2000 and 1999, the Company incurred losses from continuing operations of $7.7 million, $7.1 million, and $5.7 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s current resources include only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. The expected cash shortfall over the next twelve months is approximately $740,000. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior subordinated debentures (see Note D to consolidated financial statements), which could provide additional financing to the Company. Management plans to secure approximately $540,000 through additional sales of its debentures in 2002, of which $500,000 had been secured as of February 28, 2002. In February 2002, the Company’s chairman, Charles J. Drake, invested $350,000 in the Company’s debentures. An additional $150,000 in debentures were placed with outside investors subsequent to December 31, 2001. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern, include the sale of certain of its patented technologies, as well as pursuing possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note Q — Subsequent Events

Subsequent to December 31, 2001, the Company’s chairman, Charles J. Drake, invested $350,000 in the Company’s debentures. An additional $150,000 in debentures were placed with outside investors in 2002. The purchasers of these debentures received warrants for the purchase of 1,500,000 shares of the Company’s common stock at a conversion price of $.35 per share.

On January 14, 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. Additionally, on March 12, 2002, the Compensation Committee resolved to grant 55,000 qualifed and 20,000 non-qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.24 per share.

Subsequent to December 31, 2001, Mr. Drake and Mr. Doede each made principal payments of approximately $29,000 and $110,000, respectively, on their outstanding notes with the Company. At February 28, 2002, Mr. Drake’s outstanding note balance was $34,000 and Mr. Doede’s was $77,000.

Schedule II — Valuation And Qualifying Accounts
Integral Vision, Inc. And Subsidiary
(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning of	Costs and	Accounts-			End of
Description	Period	Expenses	Describe	Deductions-Describe		Period

Year ended December 31, 2001:
Accounts receivable allowance	$82	$109		$12	(3)	$179
Inventory obsolescence reserve	1,484	352				1,836
Deferred tax valuation allowance	7,308	2,181				9,489

	$8,874	$2,642	$—	$12		$11,504

Year ended December 31, 2000:
Accounts receivable allowance	$820	$12		$750	(3)	$82
Inventory obsolescence reserve	2,100	1,134		1,750	(1)	1,484
Deferred tax valuation allowance	4,990	2,318				7,308

	$7,910	$3,464	$—	$2,500		$8,874

Year ended December 31, 1999:
Accounts receivable allowance	$400	$516		$96	(3)	$820
Inventory obsolescence reserve	300	1,800				2,100
Deferred tax valuation allowance	6,468			1,478	(2)	4,990

	$7,168	$2,316	$—	$1,574		$7,910

1)	Write-off obsolete inventory

2)	Net change in deferred tax valuation allowance

3)	Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 2001

Commission File Number 0-12728

Exhibit Number	Exhibit Index Description
21	Subsidiary of the Registrant
23	Consent of Moore Stephens Doeren Mayhew, independent auditors.