Form 10-K/A
period 2001-12-31
INTEGRAL VISION INC
filed 2002-05-08
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K/A

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES   ✓      NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002:

Common Stock, No Par Value, Stated Value $.20 Per Share — $1,653,152

The number of shares outstanding on each of the issuer’s classes of common stock, as of February 28, 2002:

Common Stock, No Par Value, Stated Value $.20 Per Share – 9,429,901

Documents Incorporated By Reference: None

PART III
DIRECTORS
EXECUTIVE OFFICERS
COMPLIANCE WITH REPORTING REQUIREMENTS
YEAR END OPTION VALUES
AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
SIGNATURES

The Company has filed this amendment to its 10-K, originally filed on April 1, 2002, to include the requirements of Items 10, 11, 12 and 13. This information was to be contained in the Integral Vision, Inc. proxy statement (to be filed within 120 days of December 31, 2001), with respect to directors and executive officers of the Company, and was to be incorporated by reference. However, the Company did not file the definitive proxy statement within 120 days of December 31, 2001. Consequently, the information previously incorporated by reference is included in this amendment to the Company’s 10-K. Other than the previously discussed changes, there were no other changes to the original filing.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

The following information is furnished concerning the nominees, all of whom have been nominated by the Board of Directors and are presently Directors of the Company.

DIRECTORS

	Present Position with the Company		Served as
Name	and Principal Occupation	Age	Director Since

Craig A. Black	Director of Integral Vision, Inc.; Vice President and Chief Technology Officer of Eaton Corporation, an Ohio-based, diversified, industrial manufacturer	50	2001

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.; President and Chairman of the Board of Maxco, Inc.	67	1978

Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	61	1978

Samuel O. Mallory	Director of Integral Vision, Inc.; Investor	69	2001

Vincent Shunsky	Treasurer and acting Chief Financial Officer of Integral Vision, Inc.; Director, Treasurer and Vice President of Finance of Maxco, Inc.	53	1978

William B. Wallace	Director of Integral Vision, Inc.; Senior Managing Director of Equity Partners, Ltd., a Troy, Michigan based private investment banking firm	57	1990

All of the foregoing Directors and nominees have been engaged in the principal occupation specified for the previous five years with the exception of the following:

Charles J. Drake resigned his position as President of the Company in February 1998. He continues to serve as the Chairman and Chief Executive Officer of the Company as he has since 1978.

Messrs. Coon, Drake and Shunsky are also Directors of Maxco, Inc., the stock of which is traded on the Nasdaq Stock Market.

During the period ended December 31, 2001, there were a total of seven meetings of the Board of Directors. Max A. Coon and Craig A. Black were the only nominees who attended fewer than 75% of the meetings held during the period.

The Board of Directors has established a Compensation Committee whose members are Max A. Coon and Vincent Shunsky. The Compensation Committee is responsible for establishing compensation for the Company’s Chief Executive Officer, approving executive compensation levels of all other executives and authorizing the levels and timing of bonus payments. In addition, this committee is responsible for administering the Company’s Stock Option Plans, including designating the recipients and terms of specific option grants. The Compensation Committee met one time during the period ended December 31, 2001 to establish compensation criteria and levels and to grant options. The Company does not have a standing nominating committee.

EXECUTIVE OFFICERS

The following table sets forth information concerning the Executive Officers of the Company.

	Present Position with the Company		Served as
Name	and Principal Occupation	Age	Director Since

Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	61	1978

Mark R. Doede	President and Chief Operating Officer of Integral Vision, Inc.	44	1989

Arthur D. Harmala	Vice President of Marketing of Integral Vision, Inc.	58	1995

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.; President and Chairman of the Board of Maxco, Inc.	67	1978

Vincent Shunsky	Treasurer, acting Chief Financial Officer and Director of Integral Vision, Inc.; Treasurer, Vice President of Finance and Director of Maxco, Inc.	53	1978

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

Compliance with Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership. During the year ended December 31, 2001, all required reports were filed in a timely manner.

ITEM 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors (the “Committee”) consists of Max A. Coon and Vincent Shunsky. Messrs. Coon and Shunsky, although officers of the Company, are also officers and directors of Maxco, Inc., are paid by Maxco, Inc. and receive no compensation from the Company. Mr. Charles J. Drake, the Company’s Chief Executive Officer, is a director of Maxco, Inc.

Overview and Philosophy

The Committee is responsible for developing and making recommendations to the Board with respect to the Company’s executive compensation policies. In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.

The objectives of the Company’s executive compensation program are to:

•	Support the achievement of desired Company performance.
•	Provide compensation that will attract and retain superior talent and reward performance.
•	Align the executive officers’ interests with the success of the Company by placing a portion of pay at risk, with payout dependent upon corporate performance, and through the granting of stock options.

The executive compensation program provides an overall level of compensation opportunity that is competitive with companies of comparable size and complexity. The Compensation Committee will use its discretion to set executive compensation where, in its judgment, external, internal or an individual’s circumstances warrant it.

Executive Officer Compensation Program

The Company’s executive officer compensation program is comprised of base salary, long-term incentive compensation in the form of stock options, and various benefits, including medical and deferred compensation plans, generally available to employees of the Company.

Base Salary

Due to the Company’s circumstances, base salary levels for the Company’s executive officers were unchanged from the prior year.

Stock Option Program

The stock option program is the Company’s long-term incentive plan for executive officers and key employees. The objectives of the program are to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and to enable executives to develop and maintain a significant, long-term stock ownership position in the Company’s common stock.

In June 1999 a stock option plan allowing the issuance of options on up to 500,000 shares of the Company’s common stock was approved by the Shareholders. This stock option plan provides for the grant of both options intended to qualify as “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, as amended, and nonstatutory stock options which do not qualify for such treatment.

The stock option plan authorizes a committee of directors to award executive and key employee stock options, as well as options to directors and nonemployees who are in a position to materially benefit the Company. Stock options are granted at an option price equal to the fair market value of the Company’s common stock on the date of grant, have ten year terms and can have exercise restrictions established by the committee.

A stock option plan authorizing options on 500,000 shares of common stock of the Company on substantially the same terms was approved by the Shareholders in 1995.

Deferred Compensation

Effective July 1, 1986, the Company adopted a 401(k) Employee Savings Plan. The 401(k) is a “cash or deferred” plan under which employees may elect to contribute a certain portion of their compensation which they would otherwise be eligible to receive in cash. The Company has agreed to make a matching contribution of 20% of the employees’ contributions of up to 6% of their compensation. In addition, the Company may make a profit sharing contribution at the discretion of the Board. All full time employees of the Company who have completed six months of service are eligible to participate in the plan. Participants are immediately 100% vested in all contributions. The plan does not contain an established termination date and it is not anticipated that it will be terminated at any time in the foreseeable future.

Benefits

The Company provides medical benefits to the executive officers that are generally available to Company employees. In addition, executive officers may be provided with other benefits, such as life insurance and automobiles. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for any executive officer for fiscal 2001.

Chief Executive Officer

Charles J. Drake has served as the Company’s Chief Executive Officer since 1978. His base salary for the 2001 year was $160,000. No bonus was paid to Mr. Drake for 2001. In August 2001, the Compensation Committee determined to forgive $100,000 of a note which Mr. Drake owed to the Company. Additionally, the Compensation Committee agreed to provide Mr. Drake with 400,000 shares of unregistered common stock of the Company, subject to specified restrictions on resale, which had a market value as of the date of grant of $56,000.

Due to the Company’s circumstances, Mr. Drake’s salary was unchanged from the prior year.

The Compensation Committee

Max A. Coon Vincent Shunsky

Director Compensation

Directors who are not officers of the Company receive $200 for each meeting attended. In addition, Mr. Wallace has a consulting agreement with the Company pursuant to which he has agreed to provide consulting services to the Company for so long as he holds office as a director. Mr. Wallace earned $9,600 for such consulting services during the fiscal year.

Audit Committee Report.

For the year ended December 31, 2001 the board of directors appointed an Audit Committee whose members were William B. Wallace, Craig A. Black and Samuel O. Mallory. The Audit Committee oversees the Company’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed the audited financial statements to be included in the Company’s Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Company’s accounting principles and such other matters as are required to be discussed with the committee under generally accepted auditing standards. In addition, the committee has discussed with the independent auditors the auditors’ independence from management and the Company including the matters in the written disclosures required by the Independence Standards Board.

The committee discussed with the Company’s independent auditors the overall scope and plans for their respective audits. The committee meets with the independent auditors, with and without management present, to discuss the results of the examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The committee held four meetings during the year ended December 31, 2001.

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors (and the board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

William B. Wallace Craig A. Black Samuel O. Mallory

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the other executive officers whose compensation for the 2001 year exceeded $100,000:

		Annual			Long Term
		Compensation			Compensation

							All Other
		Salary		Bonus	Options		Comp[1]

Name and Principal Position	Year	($)		($)	(#)		($)

Charles J. Drake	2001	160,000		0	0		156,000	[2]
Chief Executive Officer	2000	160,000		0	0		520
	1999	160,000		0	350,000	[3]	500
Mark R. Doede	2001	120,000	[4]	0	0		100,000	[5]
President and	2000	120,000		0	0		520
Chief Operating Officer	1999	120,000		0	100,000		500
Arthur D. Harmala	2001	100,000		0	0		1,200
Vice President of Marketing	2000	100,000		0	0		1,266
	1999	100,000		0	30,000		1,176

(1)	Unless otherwise indicated, compensation in this category represents the Company’s 20% match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan.

(2)	Includes $100,000 in forgiveness of a portion of a note owed to the Company and $56,000 representing the fair market value of 400,000 shares of the Company’s unregistered common stock awarded to Mr. Drake.

(3)	250,000 of these options are not exercisable until Integral Vision common stock reaches certain stated levels, as follows:

Stock Price	Number of Shares Exercisable

$6	100,000
$8	100,000
$10	50,000

Mr. Drake relinquished options to purchase 150,000 shares in 2001 in order to permit options to be granted to other employees. This included the 50,000 options above which would have become exercisable when Integral Vision common stock reached $10 and 100,000 which were granted in 1997. In addition, Mr. Drake relinquished options to purchase an additional 144,000 shares in January 2002, which were the options which would have become exercisable at $8 and 44,000 of the options which would have become exercisable at $6.

(4)	$92,769 of Mr. Doede’s compensation was deferred until February 2002.

(5)	Represents $100,000 in forgiveness of a portion of a note owed to the Company.

Options

The following table summarizes option grants during 2001 to the executive officers named in the Summary Compensation Table above, and the potential realizable value of such options at assumed rates of appreciation.

					Potential Realizable Value at
			Option Grants During 2001		Assumed Annual Rates of Stock
	Individual Grants				{Price Appreciation for Option Term

			% of Total
			Options	Exercise
	Options		Granted to	or Base
	Granted		Employees in	Price	Expiration
Name	(#)		Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Charles J. Drake	0	[1]
Mark R. Doede	100,000		29.9%	0.14	08-01-11	23,383	40,152
Arthur D. Harmala	40,000		11.9%	0.14	08-01-11	9,353	16,061

(1)	Mr. Drake relinquished options to purchase 150,000 shares to permit options to be granted to other employees.

The following table summarizes the value of the options held by the executive officers named in the Summary Compensation Table above as of December 31, 2001. No options were exercised by such persons during 2001.

Year End Option Values

Value of
	Number of		Unexercised
	Unexercised		In-the-Money
	Options at		Options at
	FY-End		FY-End

	Exercisable/		Exercisable/
Name	Unexercisable		Unexercisable

Charles J. Drake	150,000/200,000	[1]	$0/0
Mark R. Doede	226,000/0		$0/0
Arthur D. Harmala	104,000/0		$0/0

(1)	These options are not exercisable until Integral Vision common stock reaches certain stated levels, as follows:

Stock Price	Number of Shares Exercisable

$6	100,000
$8	100,000

In January 2002, Mr. Drake relinquished the options to acquire 100,000 shares which would have become exercisable at $8 and 44,000 of the remaining options which would have become exercisable at $6.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2002 regarding the beneficial ownership of the Company’s Common Stock by (i) the Principal Shareholder (Maxco, Inc.), (ii) the only other beneficial owners of more than 5% of the Company’s outstanding stock that are known to the Company, (iii) each of the Company’s Directors, (iv) each of the Company’s Executive Officers listed in the Summary Compensation Table, above, and (v) all Officers and Directors of the Company as a group.

Amount and Nature of Beneficial Ownership

	Sole Voting and		Shared Voting and
	Investment Power		Investment Power		Percent

Maxco, Inc. 1118 Centennial Way Lansing, MI 48917	2,673,663	[1]			27.11%
State Street Bank and Trust Company as Trustee of the Textron Master Trust One Enterprise Drive North Quincy, MA 02171	1,287,054	[2]			12.01%
J.N. Hunter Industrial Boxboard Corporation 2249 Davis Court Hayward, California 94545	230,000	[3]	719,353	[3]	9.27%
Charles J. Drake	1,691,500	[4]			15.92%
Max A. Coon	474,500	[5]			4.96%
Mark R. Doede	255,136	[6]			2.64%
Arthur D. Harmala	106,000	[7]			1.11%
Vincent Shunsky	21,183	[5]	2,000		*
Craig A. Black	20,000	[8]			*
Samuel O. Mallory	28,000	[9]			*
William B. Wallace	21,000	[10]	3,000		*
All Directors and Officers as a Group (8 persons)	2,617,319	[11]	5,000		23.55%

* Beneficial ownership does not exceed 1%.

(1)	Includes warrants for the purchase of 433,058 shares of Integral Vision Common Stock.

(2)	Represents warrants for the purchase of Integral Vision Common Stock.

(3)	Includes warrants for the purchase of 814,353 shares of Integral Vision Common Stock, including warrants for the purchase of 150,000 shares held by Industrial Boxboard Corporation, of which Mr. Hunter and his spouse are the sole shareholders, and warrants for the purchase of 514,353 shares held by the corporation’s Employee Profit Sharing Plan, of which Mr. and Mrs. Hunter are the sole trustees. In addition, the corporation holds 4,000 shares of the Integral

Vision common stock and 51,000 shares are held by the Employee Profit Sharing Plan. The balance of the shares and warrants are held by Mr. Hunter in his IRA.

(4)	Includes 150,000 shares on which Mr. Drake holds options which he is eligible to exercise and warrants for the purchase of 1,050,000 shares of Integral Vision Common Stock.

(5)	Includes warrants for the purchase of 150,000 shares of Integral Vision stock held by Mr. Coon as custodian under the Uniform Transfers to Minors Act. Does not include shares of the Company held by Maxco, Inc., of which Mr. Coon is the President and Chairman of the Board and the owner of 31.3% of its common stock, or shares of the Company held by the Maxco, Inc. Employee Profit Sharing Plan of which Messrs. Coon and Shunsky are trustees.

(6)	Includes 226,000 shares on which Mr. Doede holds options which he is eligible to exercise.

(7)	Includes 104,000 shares on which Mr. Harmala holds options which he is eligible to exercise.

(8)	Represents 20,000 shares on which Mr. Black holds options which he is eligible to exercise.

(9)	Includes 10,000 shares on which Dr. Mallory holds options which he is eligible to exercise.

(10)	Includes 2,000 shares on which Mr. Wallace holds options which he is eligible to exercise.

(11)	Includes 512,000 shares on which six officers or directors hold options which they are eligible to exercise and warrants for the purchase of 1,200,000 shares of Integral Vision Common Stock held by two officers.

ITEM 13. Certain Relationships and Related Transactions

Transactions With Management and Others

Charles J. Drake, the Chairman and CEO of the Company, was indebted to the Company during 2001, with the largest aggregate amount of such indebtedness being $412,911. This debt was incurred by Mr. Drake in order to exercise options to purchase 150,000 shares of the Company’s common stock and to satisfy certain personal obligations and is evidenced by promissory notes bearing interest at 9%. At March 31, 2002, the amount of this indebtedness was $22,629.

Mark R. Doede, the President and COO of the Company, was indebted to the Company during 2001 with the largest aggregate amount of such indebtedness being $280,162. This debt was incurred by Mr. Doede in order to satisfy certain personal obligations and is evidenced by a promissory note bearing interest at 9%. At March 31, 2002, the amount of this indebtedness was $67,527.

Maxco, Inc., the Company’s principal shareholder, advanced the Company $138,855 in 2001 to permit the Company to meet its obligations. This loan is evidenced by a written document and provides for interest at the rate of prime plus 0.5%. The Company believes that the terms of this transaction are at least as favorable as it could obtain from outside sources.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	May 7, 2002	INTEGRAL VISION, INC.

By /S/ VINCENT SHUNSKY Vincent Shunsky, Treasurer and Director (Acting Chief Financial Officer)