Form 10-Q
period 2002-03-31
INTEGRAL VISION INC
filed 2002-05-15
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly period ended March 31, 2002.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from __________________ to __________________.

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

YES   ✓     NO

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of April 30, 2002 was 9,429,901.

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Integral Vision, Inc. and Subsidiary

	March 31,	December 31,
	2002	2001
	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$5	$125
Accounts receivable, less allowance of $279,000 ($179,000 in 2001)	357	332
Inventories	105	208
Costs and estimated earnings in excess of billings on incomplete contracts	—	—
Federal Income Tax Asset — Note N	90
Prepaid Rent — Note J	37	91
Other current assets — Note M	93	71

TOTAL CURRENT ASSETS	687	827
PROPERTY, PLANT AND EQUIPMENT
Production and engineering equipment	704	704
Furniture and fixtures	457	457
Vehicles	47	47
Computer equipment	1,146	1,153

	2,354	2,361
Less accumulated depreciation	(2,254)	(2,202)

	100	159
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization	661	710
Patents, less accumulated amortization	240	268
Other	—	—

	901	978

	$1,688	$1,964

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS – Continued
Integral Vision, Inc. and Subsidiary

	March 31,	December 31,
	2002	2001
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable — Notes F & M	$401	$358
Accounts payable	791	993
Employee compensation — Note M	298	427
Accrued and other liabilities	339	431
Deferred Revenue	70	—
Current maturities of long term debt	174	90

TOTAL CURRENT LIABILITIES	2,073	2,299
LONG-TERM DEBT, less current maturities and O.I.D. — Note F	674	337
STOCKHOLDERS’ EQUITY
Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,429,901 shares issued and outstanding	1,886	1,886
Additional paid-in capital	31,355	31,265
Retained earnings deficit	(33,997)	(33,362)
Notes receivable from officers — Note M	(90)	(250)
Accumulated translation adjustment	(213)	(211)

Total Stockholders’ Equity	(1,059)	(672)

	$1,688	$1,964

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended March 31,
	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$323	$982
Costs of sales:
Direct costs of sales	216	536
Depreciation and amortization — Notes J, K & L	94	483

Total costs of sales	310	1,019

Gross margin	13	(37)
Other costs and expenses:
Marketing	186	521
General and administrative	316	362
Engineering and development:
Expenditures	191	714
Allocated to capitalized software and direct cost of sales	—	(131)

Net engineering and development expenses	191	583

Total costs and expenses	693	1,466

Operating loss	(680)	(1,503)
Interest income — Note B	12	57
Interest expense — Notes F & J	(57)	(72)

Loss from operations before income taxes	(725)	(1,518)
Provision (credit) for income taxes — Note N	(90)	—

Loss from operations	(635)	(1,518)
Loss on sale of note receivable – Note B		(441)

Net loss	$(635)	$(1,959)

Basic and diluted earnings per share:
Loss from operations	$(0.07)	$(0.17)
Loss on sale of note receivable – Note B	—	(0.05)

Net loss	$(0.07)	$(0.22)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,429	9,030

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Integral Vision, Inc. and Subsidiary

	Three Months Ended March 31,
	2002	2001

	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(635)	$(1,959)
Loss on sale of note receivable		441

Loss from operations	(635)	(1,518)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation and amortization	143	586
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	(25)	(18)
Inventories	103	61
Prepaid and other	102	20
Accounts payable and other current liabilities	(306)	360

Net Cash Used In Operating Activities	(618)	(509)
Investing Activities
Payments received on note receivable	—	304
Proceeds from the sale of a portion of note receivable	—	300
Sale (Purchase) of property and equipment	—	11
Investment in capitalized software	—	(131)
Other	—	(8)

Net Cash Provided By (Used In) Investing Activities	—	476
Financing Activities
Repayments of mortgage note payable	—	(12)
Proceeds from (repayments on) the revolving line of credit	—	(73)
Proceeds from sale of debentures, net of discount	410	96
Proceeds from sale of warrants	90	24

Net Cash Provided By Financing Activities	500	35

Effect of Exchange Rate Changes	(2)	(61)

Decrease in Cash	(120)	(59)
Cash at Beginning of Period	125	78

Cash at End of Period	$5	$19

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
March 31, 2002
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note C – Comprehensive Income

The components of comprehensive income(loss) for the three months ended March 31, 2002 and 2001 are as follows:

	Three Months Ended
	March 31,
	2002	2001

	(unaudited)
	(in thousands)
Net loss	$(635)	$(1,959)
Translation adjustments	(2)	(61)

	$(637)	$(2,020)

The components of accumulated comprehensive income(loss) at March 31, 2002 and December 31, 2001 are as follows:

	March 31,	December 31,
	2002	2001
	(unaudited)

	(in thousands)
Accumulated translation adjustments	$(213)	$(211)

Note D – Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	March 31,	December 31,
	2002	2001
	(Unaudited)

	(in thousands)
Raw materials	$34	$43
Work-in-process	11	81
Finished goods	60	84

	$105	$208

Note E – Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

Contracts whose duration overlap an accounting quarter reporting period, are non-repetitive and exceed $100,000 are accounted for under the percentage-of-completion accounting method.

The Company had no long-term contracts at March 31, 2002 or at December 31, 2001.

Note F – Long-Term Debt and Other Financing Arrangements

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million subsequent to March 31, 2002, see Note P to consolidated financial statements). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. At March 31, 2002, subsequent to the amendment, an additional $890,000 of the debentures were placed of which $160,200 was deemed a discount on the notes based on a $.06 per share value assigned to the warrants received by the purchasers. At March 31, 2002, a total of $1,010,000 of the debentures had been placed. For the quarter ended March 31, 2002, the Company generated $500,000 through the placement of its debentures, $350,000 of which were purchased by the Company’s chairman Charles J Drake. The purchasers of these debentures received warrants for the purchase of 1,500,000 shares of the Company’s common stock at a conversion price of $.35 per share.

Subsequent to March 31, 2002, an additional $40,000 of debentures were purchased by Max A. Coon, the Company’s vice chairman and secretary. These debentures were purchased pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. On May 1, 2002, $50,000 Class 2 Notes were purchased by two of the prior note purchasers. On May 8, 2002, an additional $50,000 Class 2 Note was purchased by a third prior note purchaser.

At March 31, 2002, the Company had short-term notes payable to related parties of approximately $401,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $117,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); and a $66,000 obligation to Mark R. Doede (an officer of the Company). These notes have interest rates ranging from 6.25% to 8.0% and are due on demand.

Note G – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,

	2002	2001

	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share – income (loss) available to common stockholders
Loss from operations	$(635)	$(1,518)
Loss on sale of note receivable	—	(441)

Net loss	$(635)	$(1,959)
*there was no effect of dilutive securities see below
Denominator for basic and diluted earnings per share – weighted average shares	9,429	9,030
*there was no effect of dilutive securities see below
BASIC AND DILUTED EARNINGS PER SHARE:
Loss from operations	$(0.07)	$(0.17)
Loss on sale of note receivable	—	(0.05)

Net loss	$(0.07)	$(0.22)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note H – Stock Options and Warrants

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million subsequent to March 31, 2002, see Note P to consolidated financial statements). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. At March 31, 2002, subsequent to the amendment, an additional $890,000 of the debentures were placed of which $160,200 was deemed a discount on the notes based on a $.06 per share value assigned to the warrants received by the purchasers. At March 31, 2002, a total of $1,010,000 of the debentures had been placed. For the quarter ended March 31, 2002, the Company generated $500,000 through the placement of its debentures, $350,000 of which were purchased by the Company’s chairman Charles J Drake. The purchasers of these debentures received warrants for the purchase of 1,500,000 shares of the Company’s common stock at a conversion price of $.35 per share. At March 31, 2002, as a result of the sale of these debentures, there were warrants outstanding to purchase 240,000 shares at $.50 per share and 2,670,000 shares at $.35 per share.

Subsequent to March 31, 2002, an additional $40,000 of debentures were purchased by Max A. Coon, the Company’s vice chairman and secretary. These debentures were purchased pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. On May 1, 2002, $50,000 Class 2 Notes were purchased by two of the prior note purchasers. On May 8, 2002, an additional $50,000 Class 2 Note was purchased by a third prior note purchaser.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at March 31, 2002. Pursuant to the Company’s 1997 Note and Warrant Purchase Agreement, the conversion price has been adjusted to take into consideration warrants issued subsequent to the 1997 placement. At March 31, 2002, the adjusted conversion price was $5.33 per share, which would allow holders of these warrants to increase the number of shares they are entitled to purchase from 1,400,000 shares to 1,801,876 shares.

In January 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. Additionally, in March 2002, the Compensation Committee resolved to grant 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.24 per share.

At March 31, 2002, there were options outstanding to purchase 1,074,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

Note I – Operations by Geographic Area

The following presents information by geographic area:

	March 31,	December 31,
	2002	2001
	(unaudited)

	(in thousands)
Identifiable assets:
United States	$5,197	$5,466
United Kingdom	326	333
Eliminations	(3,835)	(3,835)

	$1,688	$1,964

	Three Months Ended
	March 31,
	2002	2001

	(unaudited)
	(in thousands)
Net revenues from unaffiliated customers:
United States	$70	$632
Untied Kingdom	253	350

	$323	$982

Earnings (loss) from operations before income taxes:
United States	$(635)	$(1,103)
United Kingdom	(90)	(415)

	$(725)	$(1,518)

Depreciation and amortization expense:
United States	$129	$514
United Kingdom	14	72

	$143	$586

Capital expenditures:
United States	$—	$—
United Kingdom	—	—

	$—	$—

Net revenues by geographic area:
North America*	$99	$600
Europe	215	328
Asia	9	54

	$323	$982

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note J – Sale of Building

On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. The Company recognized a loss on the transaction of approximately $22,000 in the third quarter of 2001, which was included in other income.

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

The approximate net book values of the assets sold were $13,000 for inventory, $97,000 for fixed assets, and $276,000 for capitalized software development costs. The Company recognized a gain on the transaction of approximately $114,000, which was included in other income in the third quarter of 2001, primarily attributable to the software included in the sale.

The packaging applications included in the sale accounted for approximately $238,000 of the Company’s net revenue in the 2001 quarter.

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

Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization was included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales included a $540,000 charge for the write-down of inventory. These write-downs occurred in the third and fourth quarters of 2001.

Note M – Officers’ Advances

Messrs. Charles Drake and Mark Doede each have loans from the Company, the outstanding balances of which are included in the stockholders’ equity section of the consolidated balance sheet. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes was included in general and administrative expenses in the consolidated statement of operations in the quarter ended September 30, 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001.

In the first quarter of 2002, Mr. Drake made principal payments on his note of approximately $40,000 and received additional short-term advances from the company of approximately $47,000. At March 31, 2002, Mr. Drake’s outstanding note balance was $23,000.

In the first quarter of 2002, Mr. Doede made principal payments on his note of approximately $119,000. At March 31, 2002, Mr. Doede’s outstanding note balance was $67,000. Additionally, Mr. Doede has advanced approximately $66,000 to the Company, which the Company used to meet certain working capital requirements. This advance is included in short-term notes payable in the consolidated balance sheet.

At March 31, 2002, Mr. Arthur Harmala, the Company’s Vice President of Marketing, had voluntarily deferred $19,000 of his wages. This amount is included in accrued employee compensation in the consolidated balance sheet.

Note N – Income Taxes

In March 2002, Congress enacted what is known as the “Job Creation and Worker Assistance Act of 2002” to provide tax incentives for economic recovery. One of the provisions of the Act was to extend the carryback period for net operating losses incurred in tax years ending in 2001 or 2002 to five years versus the three years previously allowed. Additionally, any net operating losses as computed for alternative minimum tax purposes for tax years ending in 2001 or 2002 can also be carried back five years and can be used to offset up to 100% of alternative minimum taxable income. Previously, alternative minimum tax net operating losses could only be used to offset up to 90% of alternative minimum taxable income. As a result of this Act, the Company was able to carryback its 2001 net operating loss as computed for alternative minimum tax purposes to 1999, which reduced its tax liability in that year to zero. The Company expects to receive a refund of taxes paid of approximately $90,000 in the quarter ending June 30, 2002.

Note O – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year quarters of $635,000 and $1.5 million, respectively. Further, during the years ended December 31, 2001, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.7 million, $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s current resource includes only anticipated cash provided by operating activities. This resource will not be sufficient to support the Company’s cash flow needs over the next twelve months. The expected cash shortfall over the next twelve months is approximately $200,000. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million subsequent to March 31, 2002, see Note P to consolidated financial statements), which could provide additional financing to the Company. Management plans to fund the expected shortfall entirely through the sales of its debentures. However, if necessary, Management could obtain any additional cash needed to enable the Company to continue as a going concern from the sale of certain of its patented technologies, as well as pursuing possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note P – Subsequent Events

Subsequent to March 31, 2002, the Company’s board of directors approved an increase to the amount of debentures that can be issued under the 2001 debenture plan from $1.5 million to $2.0 million. The increase gives the Company added flexibility in its efforts to meet its working capital needs.

Subsequent to March 31, 2002, an additional $40,000 of debentures were purchased by Max A. Coon, the Company’s vice chairman and secretary. These debentures were purchased pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. On May 1, 2002, $50,000 Class 2 Notes were purchased by two of the prior note purchasers. On May 8, 2002, an additional $50,000 Class 2 Note was purchased by a third prior note purchaser.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS Integral Vision, Inc. and Subsidiary March 31, 2002

RESULTS OF OPERATIONS

Net revenues from continuing operations decreased 67.1%, or $659,000, to $323,000 in the first quarter of 2002 from $982,000 in the first quarter of 2001. The decrease resulted primarily from decreased sales of the Company’s liquid crystal inspection (LCI) and disc identification/print inspection (CDiD/CDiP) products.

Costs of goods sold decreased 69.6%, or $709,000, to $310,000 in the first quarter of 2002 from $1.0 million in the first quarter of 2001. Costs of goods sold as a percentage of sales decreased to 96.0% in the first quarter of 2002 compared to 104% in the first quarter of 2000. This was primarily attributable to the lower sales volume and the lower depreciation and amortization expense in the first quarter of 2002. Depreciation and amortization expense was lower in 2002 primarily due to the 2001 sale of the Company’s building (see Note J to consolidated financial statements) and the write-off of capitalized software costs in 2001. Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization was included in costs of sales as a result of these analyses. The gross margin in the 2001 quarter was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 64.3%, or $335,000, to $186,000 in the first quarter of 2002 from $521,000 in the first quarter of 2001. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 12.7%, or $46,000, to $316,000 in the first quarter of 2002 from $362,000 in the first quarter of 2001.

Engineering and development expenditures decreased 73.2%, or $523,000, to $191,000 in the first quarter of 2002 from $714,000 in the first quarter of 2001.

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

Interest income decreased $45,000 to $12,000 in the first quarter of 2002 from $57,000 in the first quarter of 2001. The interest income in the 2002 quarter primarily represents interest charged on the officers’ notes receivable. The decrease from the prior year period is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year. Reductions to the officers’ notes receivable also contributed to the decrease in interest income in the 2002 quarter (see Note M to consolidated financial statements).

Interest expense decreased $15,000 to $57,000 in the first quarter of 2002 from $72,000 in the first quarter of 2001. Interest expense decreased due to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated. However, these decreases were offset by additional interest expense attributable to the debentures that were sold under the 2001 Note and Warrant Purchase Agreement (see Note F to consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the first quarter of 2002 used cash of approximately $618,000 primarily due to the Company’s loss from operations of $635,000. Additionally, cash was used to fund a net increase of $126,000 in certain working capital items. A decrease in accounts payable was partially offset by decreases in inventories and prepaid and other expenses.

The Company had no investing activities in the first quarter of 2002.

The Company’s financing activities included the receipt of $500,000 from the sale of the Company’s senior debentures.

The Company’s current resources include the receipt of payments on the outstanding note receivable and anticipated cash provided by operating activities. These resources will not be sufficient to support the Company’s cash flow needs over the next twelve months. Management’s plans to obtain the additional cash needed to enable the Company to continue as a going concern include the sale of certain of its patented technologies, the sale of its building, reductions of its US and UK workforce, as well as pursuing possible joint ventures and other strategic alliances. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million subsequent to March 31, 2002, see Note P to consolidated financial statements), which could provide additional financing to the Company. Additional financing may or may not be available through banks. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 2002, the Company had no open positions.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(c)	On March 29, 2001 the Company sold $120,000 of its 15% Senior Subordinated Secured Notes. As part of the sale, the purchaser also received 240,000 warrants for the purchase of Integral Vision, Inc. common stock for $0.50 per share (see Note F to the accompanying financial statements for further information regarding the terms of the note and warrant, as they have been subsequently amended). The Company received cash in the amount of $120,000 in exchange for the note and warrants.

The terms of the notes were subsequently amended (see Note F to the accompanying consolidated financial statements) to eliminate the subordination provisions and to provide that the price for the warrants would be set by the Company’s board of directors at the time the related note was purchased, based on the then current market price for the Company’s common stock.

From July 18, 2001 through April 15, 2002, the Company sold notes and warrants totaling an additional $930,000. The purchasers in these transactions received warrants to purchase 2,790,000 shares of Integral Vision, Inc. common stock at $0.35 per share.

The notes and warrants were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There have been twelve purchasers, some of whom have purchased on more than one occasion. Of these, four of the purchasers are related entities or insiders of the Company. Each of the remaining purchasers is a client, or relative of the principal, of one State of California registered investment advisor. All of the purchasers are either “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. On May 1, 2002, $50,000 Class 2 Notes were purchased by two of the prior note purchasers. On May 8, 2002, an additional $50,000 Class 2 Note was purchased by a third prior note purchaser.

The Company is authorized to sell up to $2 million of its debentures. Any additional sales of debentures will be sold only in private transactions to investors meeting the above criteria.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6**	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate.

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.10	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

10.11	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

10.12	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

(b)	There were no reports on Form 8-K filed in the quarter ended March 31, 2002.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: May 14, 2002	/S/ CHARLES J. DRAKE Charles J. Drake, President & Chairman of the Board (Principal Executive Officer)

Date: May 14, 2002	/S/ VINCENT SHUNSKY Vincent Shunsky, Acting Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)