Form 10-Q
period 2002-06-30
INTEGRAL VISION INC
filed 2002-08-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 2002.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to _______________ .

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

YES	NO	_______

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of July 31, 2002 was 9,429,901.

FORM 10-Q
INTEGRAL VISION, INC. (Exact name of registrant as specified in its charter)
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED BALANCE SHEETS Integral Vision, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II
OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
Certification Letter of CEO & CFO

PART I

FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS
Integral Vision, Inc. and Subsidiary

	June 30,	December 31,
	2002	2001
	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$71	$125
Accounts receivable, less allowance of $380,000 ($179,000 in 2001)	284	332
Inventories	53	208
Prepaid rent — Note J	—	91
Note receivable — Note M	83	—
Other current assets — Note M	33	71

TOTAL CURRENT ASSETS	524	827
PROPERTY, PLANT AND EQUIPMENT
Production and engineering equipment	704	704
Furniture and fixtures	458	457
Vehicles	47	47
Computer equipment	1,180	1,153

	2,389	2,361
Less accumulated depreciation	(2,325)	(2,202)

	64	159
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization	613	710
Patents, less accumulated amortization	212	268

	825	978

	$1,413	$1,964

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS — Continued
Integral Vision, Inc. and Subsidiary

	June 30,	December 31,
	2002	2001
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Notes payable — Notes F & M	$618	$358
Accounts payable	725	993
Accrued compensation and related costs — Note M	348	427
Accrued state income taxes — Note B	200	195
Accrued interest	84	30
Other accrued liabilities	98	206
Deferred revenue	67	—
Current maturities of long term debt	265	90

TOTAL CURRENT LIABILITIES	2,405	2,299
LONG-TERM DEBT, less current maturities and O.I.D. — Note F	676	337
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, without par value, stated value $.20 per share; 15,000,000 shares authorized; 9,429,901 shares issued and outstanding	1,886	1,886
Additional paid-in capital	31,362	31,265
Retained earnings deficit	(34,847)	(33,362)
Notes receivable from officers — Note M	(69)	(250)
Accumulated translation adjustment — Note Q	—	(211)

Total Stockholders’ Equity (Deficit)	(1,668)	(672)

	$1,413	$1,964

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Three Months Ended June 30,
	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$503	$669
Costs of sales:
Direct costs of sales	256	519
Depreciation and amortization — Notes J, K & L	89	478

Total costs of sales	345	997

Gross margin	158	(328)
Other costs and expenses:
Marketing	160	426
General and administrative	393	416
Engineering and development:
Expenditures	204	528
Allocated to capitalized software and direct cost of sales	—	(111)

Net engineering and development expenses	204	417

Total costs and expenses	757	1,259

Operating loss	(599)	(1,587)
Interest income and other — Note B	13	35
Interest expense — Notes F & J	(56)	(56)
Foreign currency translation loss — Note Q	(208)

Loss from operations before income taxes	(850)	(1,608)
Provision (credit) for income taxes	—	—

Net loss	$(850)	$(1,608)

Basic and diluted earnings per share	$(0.09)	$(0.18)
Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,030

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary

	Six Months Ended June 30,
	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$826	$1,651
Costs of sales:
Direct costs of sales	472	1,055
Depreciation and amortization — Notes J, K & L	183	961

Total costs of sales	655	2,016

Gross margin	171	(365)
Other costs and expenses:
Marketing	346	947
General and administrative	709	778
Engineering and development:
Expenditures	395	1,242
Allocated to capitalized software and direct cost of sales	—	(242)

Net engineering and development expenses	395	1,000

Total costs and expenses	1,450	2,725

Operating loss	(1,279)	(3,090)
Interest income and other — Note B	25	92
Interest expense — Notes F & J	(113)	(128)
Foreign currency translation loss — Note Q	(208)	—

Loss from operations before income taxes	(1,575)	(3,126)
Provision (credit) for income taxes — Note N	(90)	—

Loss from operations	(1,485)	(3,126)
Loss on sale of note receivable — Note B	—	(441)

Net loss	$(1,485)	$(3,567)

Basic and diluted earnings per share:
Loss from operations	$(0.16)	$(0.35)
Loss on sale of note receivable — Note B	—	(0.05)

Net loss	$(0.16)	$(0.40)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,030

See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Integral Vision, Inc. and Subsidiary

	Six Months Ended June 30,
	2002	2001

	(Unaudited, in thousands)
Operating Activities
Net loss	$(1,485)	$(3,567)
Loss on sale of note receivable	—	441

Loss from operations	(1,485)	(3,126)
Adjustments to reconcile loss from operations to net cash used in operating activities:
Depreciation	97	353
Amortization	178	819
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	48	157
Inventories	155	163
Prepaid and other	227	37
Accounts payable and other current liabilities	(320)	696

Net Cash Used In Operating Activities	(1,100)	(901)
Investing Activities
Payments received on note receivable	—	1,189
Proceeds from the sale of a portion of note receivable	—	300
Repurchase of portion of note receivable	—	(221)
Sale (Purchase) of property and equipment	—	31
Investment in capitalized software	—	(242)
Other	(5)	1

Net Cash Provided By (Used In) Investing Activities	(5)	1,058
Financing Activities
Repayments of mortgage note payable	—	(14)
Repayments on revolving line of credit	—	(270)
Proceeds from sale of Class 2 Notes	250
Proceeds from sale of debentures, net of discount	493	96
Proceeds from sale of warrants	97	24

Net Cash Provided By (Used In) Financing Activities	840	(164)

Effect of Exchange Rate Changes	211	(68)

Decrease in Cash	(54)	(75)
Cash at Beginning of Period	125	78

Cash at End of Period	$71	$3

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Integral Vision, Inc. and Subsidiary
June 30, 2002
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2001.

Note B – Sale of Welding Controls Division

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

The Company also incurred both Federal and State income tax liabilities as a result of the transaction. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note N to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At June 30, 2002, this liability was not yet paid and was included in accrued state income taxes in the consolidated balance sheet. Approximately $80,000 for interest and penalties on this obligation have also been accrued and included in accrued state income taxes in the consolidated balance sheet.

Note C – Comprehensive Income

The components of comprehensive income (loss) for the three and six month periods ended June 30, 2002 and 2001 are as follows (see Note Q to consolidated financial statements):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited, in thousands)
Net loss	$(850)	$(1,608)	$(1,485)	$(3,567)
Translation adjustments	213	(7)	211	(68)

	$(637)	$(1,615)	$(1,274)	$(3,635)

The components of accumulated comprehensive income(loss) at June 30, 2002 and December 31, 2001 are as follows:

	June 30,
	2002	December 31
	(unaudited)	2001

		(in thousands)
Accumulated translation adjustments	$—	$(211)

Note D – Inventories

Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:

	June 30,
	2002	December 31,
	(Unaudited)	2001

	(in thousands)
Raw materials	$2	$43
Work-in-process	40	81
Finished goods	11	84

	$53	$208

Note E – Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts

Contracts whose duration overlap an accounting quarter reporting period, are non-repetitive and exceed $100,000 are accounted for under the percentage-of-completion accounting method.

The Company had no long-term contracts at June 30, 2002 or at December 31, 2001.

Note F – Long-Term Debt and Other Financing Arrangements

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In the six months ended June 30, 2002, an additional $590,000 of the debentures were placed, $350,000 of which were purchased by the Company’s chairman Charles J Drake. Additionally, $40,000 of these debentures were purchased by Max A. Coon, the Company’s vice chairman and secretary, pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share. At June 30, 2002, a total of $1,100,000 of the debentures had been placed. The purchasers of these debentures received warrants for the purchase of 240,000 shares of the Company’s common stock at a conversion price of $.50 per share, 2,790,000 shares at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained is based on the length of time the related Class 2 Note is outstanding. In the quarter ended June 30, 2002, $250,000 Class 2 Notes were purchased by the prior note purchasers, all of which were outstanding at July 31, 2002.

In May 2002, the Company’s board of directors approved an increase to the amount of debentures that can be issued under the 2001 debenture plan from $1.5 million to $2.0 million. The increase gives the Company added flexibility in its efforts to meet its working capital needs.

At June 30, 2002, the Company had short-term notes payable to related parties of approximately $368,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $141,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); and a $10,000 obligation to Mark R. Doede (an officer of the Company). These notes have interest rates ranging from 5.5% to 8.0% and are due on demand.

Note G – Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share - income (loss) available to common stockholders
Loss from operations	$(850)	$(1,608)	$(1,485)	$(3,126)
Loss on sale of note receivable	—	—	—	(441)

Net loss	$(850)	$(1,608)	$(1,485)	$(3,567)
*there was no effect of dilutive securities see below
Denominator for basic and diluted earnings per share — weighted average shares	9,430	9,030	9,430	9,030
*there was no effect of dilutive securities see below
BASIC AND DILUTED EARNINGS PER SHARE:
Loss from operations	$(0.09)	$(0.18)	$(0.16)	$(0.35)
Loss on sale of note receivable	—	—	—	(0.05)

Net loss	$(0.09)	$(0.18)	$(0.16)	$(0.40)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note H – Stock Options and Warrants

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In the six months ended June 30, 2002, an additional $590,000 of the debentures were placed, $350,000 of which were purchased by the Company’s chairman Charles J Drake. Additionally, $40,000 of these debentures were purchased by Max A. Coon, the Company’s vice chairman and secretary, pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share. At June 30, 2002, a total of $1,100,000 of the debentures had been placed. The purchasers of these debentures received warrants for the purchase of 240,000 shares of the Company’s common stock at a conversion price of $.50 per share, 2,790,000 shares at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by certain accounts receivable of the Company. The number of Class 2 Warrants to be obtained is based on the length of time the related Class 2 Note is outstanding. In the quarter ended June 30, 2002, $250,000 Class 2 Notes were purchased by the prior note purchasers, all of which were outstanding at July 31, 2002.

Subsequent to March 31, 2002, the Company’s board of directors approved an increase to the amount of debentures that can be issued under the 2001 debenture plan from $1.5 million to $2.0 million. The increase gives the Company added flexibility in its efforts to meet its working capital needs.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at June 30, 2002. Pursuant to the Company’s 1997 Note and Warrant Purchase Agreement, the conversion price has been adjusted to take into consideration warrants issued subsequent to the 1997 placement. At June 30, 2002, the adjusted conversion price was $5.26 per share, which would allow holders of these warrants to increase the number of shares they are entitled to purchase from 1,400,000 shares to 1,825,203 shares.

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

At June 30, 2002, there were options outstanding to purchase 1,065,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

A summary of the outstanding warrants and options is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding(1)	Remaining Life	Exercisable(1)

	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$5.26	1,825	5.0	1,825
2001 Note and Warrant Purchase Agreement	$0.37	3,080	3.4	3,080
Qualified ISO Plan	$6.55	58	1.2	58
Non-Qualified Stock Option Plan	$5.92	9	2.2	9
1995 Employee Stock Option Plan	$1.15	498	8.1	400
1999 Employee Stock Option Plan	$0.51	500	8.6	242

	$2.01	5,970	4.7	5,614

(1)	Excludes warrants exercisable under Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At June 30, 2002, $250,000 of Class 2 Notes were outstanding.

Note I – Operations by Geographic Area

The following presents information by geographic area:

	June 30,
	2002	December 31,
	(unaudited)	2001

	(in thousands)
Identifiable assets:
United States	$5,040	$5,466
United Kingdom	208	333
Eliminations	(3,835)	(3,835)

	$1,413	$1,964

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(unaudited)
	(in thousands)
Net revenues from unaffiliated customers:
United States	$329	$322	$399	$954
United Kingdom	174	347	427	697

	$503	$669	$826	$1,651

Earnings (loss) from operations before
income taxes:
United States	$(3,867)	$(1,265)	$(4,087)	$(2,368)
United Kingdom	3,017	(343)	2,602	(758)

	$(850)	$(1,608)	$(1,485)	$(3,126)

Depreciation and amortization expense:
United States	$126	$516	$255	$1,030
United Kingdom	6	70	20	142

	$132	$586	$275	$1,172

Capital expenditures:
United States	$—	$—	$—	$—
United Kingdom	—	—	—	—

	$—	$—	$—	$—

Net revenues by geographic area:
North America*	$68	$314	$167	$914
Europe	173	304	388	632
Asia	262	51	271	105

	$503	$669	$826	$1,651

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

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

Note M – Officers’ Advances

In 2001, Messrs. Charles Drake and Mark Doede each had loans from the Company, the outstanding balances of which were included in the stockholders’ equity section of the consolidated balance sheet. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes was included in general and administrative expenses in the consolidated statement of operations in the quarter ended September 30, 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001. Mr. Drake paid off the remaining principal balance in 2002.

At June 30, 2002, Mr. Drake had received net short-term advances from the company of approximately $83,000. This amount is evidenced by a demand note and carries interest at 5.5% per annum. This amount is included in note receivable in the consolidated balance sheet. Conversely, Mr. Drake has voluntarily deferred approximately $22,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

In 2002, Mr. Doede made principal payments on his note of approximately $119,000. At June 30, 2002, Mr. Doede’s outstanding note balance was $69,000. Additionally, Mr. Doede has advanced approximately $10,000 to the Company, which the Company used to meet certain working capital requirements. This advance is included in short-term notes payable in the consolidated balance sheet. Mr. Doede has also voluntarily deferred approximately $30,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

At June 30, 2002, Mr. Arthur Harmala, the Company’s Vice President of Marketing, had voluntarily deferred approximately $19,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Note N – Income Taxes

In March 2002, Congress enacted what is known as the “Job Creation and Worker Assistance Act of 2002” to provide tax incentives for economic recovery. One of the provisions of the Act was to extend the carryback period for net operating losses incurred in tax years ending in 2001 or 2002 to five years versus the three years previously allowed. Additionally, any net operating losses as computed for alternative minimum tax purposes for tax years ending in 2001 or 2002 can also be carried back five years and can be used to offset up to 100% of alternative minimum taxable income. Previously, alternative minimum tax net operating losses could only be used to offset up to 90% of alternative minimum taxable income. As a result of this Act, the Company was able to carryback its 2001 net operating loss as computed for alternative minimum tax purposes to 1999, which reduced its tax liability in that year to zero. In the quarter ended June 30, 2002, the Company received a refund of taxes previously paid of approximately $90,000.

Note O – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year six month periods of $1.5 million and $3.1 million, respectively. Further, during the years ended December 31, 2001, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.7 million,

$7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. The projected cash shortfall over the next twelve months is estimated to be approximately $50,000. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. Management plans to fund the projected shortfall primarily through the sales of its debentures and Class 2 Notes. However, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern from the sale of certain of its patented technologies, as well as pursuing possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note P – Subsequent Events

Subsequent to June 30, 2002, Management signed a letter of intent to sell substantially all of the assets related to its Optical Disc Inspection product line. Included with the transaction would be a Transition Services Agreement whereby Integral Vision would provide assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Proceeds from the transaction would be used primarily to fund current operations.

Note Q – Foreign Currency Translation Adjustment

In June 2002, Integral Vision, Inc. wrote-off an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the quarter ended June 30, 2002 and totaled approximately $208,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Integral Vision, Inc. and Subsidiary
June 30, 2002

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to June 30, 2001

Net revenues from continuing operations decreased 24.8%, or $166,000, to $503,000 in the second quarter of 2002 from $669,000 in the second quarter of 2001. The decrease was partially attributable to the fact that the Company sold its packaging applications software in 2001 (see Note K to consolidated financial statements). Sales of that product line accounted for $244,000 of the net revenue in the second quarter of 2001. Additionally, sales of the Company’s disc identification/print inspection (CDiD/CDiP) products were lower in the 2002 quarter. These decreases were partially offset by sales of the Company’s small flat panel display inspection product.

Direct costs of sales decreased to $345,000 (approximately 68.6% of sales) in the second quarter of 2002 compared to $1.0 million (approximately 149% of sales) in the second quarter of 2001. This was primarily attributable to the lower sales volume and lower depreciation and amortization expense in the 2002 quarter. Depreciation and amortization expense was lower in 2002 primarily due to the 2001 sale of the Company’s building (see Note J to consolidated financial statements) and the write-off of capitalized software costs in 2001. Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization was included in costs of sales as a result of these analyses. The gross margin in the 2001 quarter was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 62.4%, or $266,000, to $160,000 in the second quarter of 2002 from $426,000 in the second quarter of 2001. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 5.5%, or $23,000, to $393,000 in the second quarter of 2002 from $416,000 in the second quarter of 2001. The decreased costs attributable to workforce reductions were partially offset by charges incurred to increase the allowance for bad debts. The charges for bad debts were approximately $112,000 in the second quarter of 2002 compared to $33,000 in the second quarter of 2001.

Engineering and development expenditures decreased 61.4%, or $324,000, to $204,000 in the second quarter of 2002 from $528,000 in the second quarter of 2001.

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

Interest income and other decreased $22,000 to $13,000 in the second quarter of 2002 from $35,000 in the second quarter of 2001. The income in the 2002 quarter is primarily attributable to gains on sales of assets of approximately $10,000 and $2,000 of interest charged on the officers’ notes receivable. The income in the 2001 quarter is primarily attributable to gains on sales of assets of approximately $4,000 and $30,000 of interest charged on the note receivable that resulted from the sale of the Company’s Welding Controls division (see Note B to consolidated financial statements) and on the officers’ notes receivable. The decrease in interest income from the prior year period is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year. Reductions to the officers’ notes receivable also contributed to the decrease in interest income in the 2002 quarter (see Note M to consolidated financial statements).

Interest expense in both quarters was approximately $56,000. Mortgage interest decreased due to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated. However, these decreases were offset by additional interest expense attributable to the debentures that were sold under the 2001 Note and Warrant Purchase Agreement (see Note F to consolidated financial statements).

In June 2002, Integral Vision, Inc. wrote-off an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the quarter ended June 30, 2002 and totaled approximately $208,000.

Six Months Ended June 30, 2002 Compared to June 30, 2001

Net revenues from continuing operations decreased 50.0%, or $825,000, to $826,000 compared to $1.7 million in last year’s comparable six-month period. The decrease was partially attributable to the fact that the Company sold its packaging applications software in 2001 (see Note K to consolidated financial statements). Sales of that product line accounted for $482,000 of the net revenue in the 2001 period. Additionally, sales of the Company’s disc identification/print inspection (CDiD/CDiP) products were lower in the 2002 period. These decreases were partially offset by sales of the Company’s small flat panel display inspection product.

Direct costs of sales decreased to $655,000 (approximately 79.3% of sales) in 2002 compared to $2.0 million (approximately 122% of sales) in last year’s comparable period. This was primarily attributable to the lower sales volume and the lower depreciation and amortization expense in the 2002 period. Depreciation and amortization expense was lower in 2002 primarily due to the 2001 sale of the Company’s building (see Note J to consolidated financial statements) and the write-off of capitalized software costs in 2001. Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization was included in costs of sales as a result of these analyses. The gross margin in the 2001 period was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 63.5%, or $601,000, to $346,000 compared to $947,000 in last year’s comparable six-month period. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 8.9%, or $69,000, to $709,000 compared to $778,000 in last year’s comparable six-month period. The decreased costs attributable to workforce reductions were partially offset by charges incurred to increase the allowance for bad debts. The charges for bad debts were approximately $138,000 in the 2002 period compared to $36,000 in the 2001 period.

Engineering and development expenditures decreased 68.2%, or $847,000, to $395,000 compared to $1.2 million in last year’s comparable six-month period.

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

Interest income and other decreased $67,000 to $25,000 compared to $92,000 in last year’s comparable six-month period. The income in the 2002 period is primarily attributable to gains on sales of assets of approximately $17,000 and $6,000 of interest charged on the officers’ notes receivable. The income in the 2001 period is primarily attributable to gains on sales of assets of approximately $3,000 and $74,000 of interest charged on the note receivable that resulted from the sale of the Company’s Welding Controls division (see Note B to consolidated financial statements) and on the officers’ notes receivable. The decrease in interest income from the prior year period is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year. Reductions to the officers’ notes receivable also contributed to the decrease in interest income in the 2002 period (see Note M to consolidated financial statements).

Interest expense decreased $15,000 to $113,000 compared to $128,000 in last year’s comparable six-month period. Mortgage interest decreased due to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated. These decreases were partially offset by additional interest expense attributable to the debentures that were sold under the 2001 Note and Warrant Purchase Agreement (see Note F to consolidated financial statements).

In June 2002, Integral Vision, Inc. wrote-off an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the 2002 period and totaled approximately $208,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $1.1 million in cash for the six months primarily due to the Company’s loss from operations of $1.5 million. The cash used in operating activities was partially offset by a net decrease of $112,000 in certain working capital items. Decreases in prepaid and other, inventory, and accounts receivable were partially offset by a decrease in accounts payable.

The Company had no substantial investing activities in 2002.

The Company’s financing activities included the receipt of $590,000 from the sale of the Company’s senior debentures and the receipt of $250,000 from the sale of the Company’s Class 2 Notes.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. The projected cash shortfall over the next twelve months is estimated to be approximately $50,000. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. Management plans to fund the projected shortfall primarily through the sales of its debentures and Class 2 Notes. However, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern from the sale of certain of its patented technologies, as well as pursuing possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 2002, the Company had no open positions.

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

The terms of the notes were subsequently amended (see Note F to the accompanying consolidated financial statements) to eliminate the subordination provisions, change the interest rate to 10%, and to provide that the price for the warrants would be set by the Company’s board of directors at the time the related note was purchased, based on the then current market price for the Company’s common stock.

From July 18, 2001 through July 31, 2002, the Company sold notes and warrants totaling an additional $980,000. The purchasers in these transactions received warrants to purchase 2,790,000 shares of the Company’s common stock at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share.

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

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. As of July 31, 2002, $250,000 of the Class 2 Notes were purchased by four of the prior note purchasers.

The Company is authorized to sell up to $2 million of its debentures. Any additional sales of debentures will be sold only in private transactions to investors meeting the above criteria.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 23, 2002. The matters voted upon were the election of directors, an amendment to the articles of incorporation and other business, which may come before the meeting (of which there was none). The results of votes were as follows:

     1) Election of directors:

	For	Withheld

Craig A. Black	8,680,183	134,910
Max A. Coon	8,679,823	135,270
Charles J. Drake	8,679,453	135,640
Samuel O. Mallory	8,680,183	134,910
Vincent Shunsky	8,680,123	134,970
William B. Wallace	8,680,183	134,910

     2) Amendment to Articles of Incorporation

The Company is authorized to amend its articles of incorporation to increase the number of shares of common stock which it is authorized to issue from 15,000,000 to 20,000,000.

For	Against	Abstain

8,583,106	209,327	22,460

Item 5. Other Information

     None

Item 6. Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference)

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference)

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference)

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference)

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference)

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference)

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference)

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference)

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference)

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference)

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference)

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference)

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference)

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference)

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference)

10.9	Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant’s Preliminary Schedule 14A – Rule 14A-101 dated May 6, 1999 and incorporated herein by reference)

10.10	Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit 10.33 to the registrant’s Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference)

10.11	Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant’s Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference)

10.12	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(b)	There were no reports on Form 8-K filed in the quarter ended June 30, 2002.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: August 14, 2002	/S/ CHARLES J. DRAKE Charles J. Drake, Chairman of the Board (Principal Executive Officer)

Date: August 14, 2002	/S/ VINCENT SHUNSKY Vincent Shunsky, Acting Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

EXHIBIT INDEX

99.1	Certification of Chief Executive Officer and Chief Financial Officer.