Form 10-Q
period 2002-09-30
INTEGRAL VISION INC
filed 2002-11-15
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the Quarterly period ended September 30, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
       For the transition period from               to              .
                                      -------------   -------------


                         Commission File Number 0-12728
                                                -------

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

       Registrant's telephone number, including area code: (248) 471-2660
                                                           ---------------

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

                                      YES  X      NO
                                         ------     -------

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of October 31, 2002 was 9,429,901.

                                     PART I

                              FINANCIAL INFORMATION

                           CONSOLIDATED BALANCE SHEETS
                      INTEGRAL VISION, INC. AND SUBSIDIARY



                                                                                      September 30,         December 31,
                                                                                          2002                 2001
                                                                                       (Unaudited)
                                                                                      ----------------------------------
                                                                                                 (in thousands)
ASSETS

CURRENT ASSETS
 Cash                                                                                    $    25              $   125
 Accounts receivable, less allowance of $240,000
   ($179,000 in 2001)                                                                        420                  332
 Inventories                                                                                 242                  208
 Prepaid rent - Note J                                                                       --                    91
 Note receivable - Note M                                                                     83                  --
 Other current assets                                                                         48                   71
                                                                                         -------              -------
                                             TOTAL CURRENT ASSETS                            818                  827

PROPERTY, PLANT AND EQUIPMENT
 Production and engineering equipment                                                        661                  704
 Furniture and fixtures                                                                      458                  457
 Vehicles                                                                                     47                   47
 Computer equipment                                                                        1,169                1,153
                                                                                         -------              -------
                                                                                           2,335                2,361
 Less accumulated depreciation                                                            (2,302)              (2,202)
                                                                                         -------              -------
                                                                                              33                  159
OTHER ASSETS
 Capitalized computer software development costs, less
   accumulated amortization of $8,038,000 ($7,837,000 in 2001)                               565                  710
 Patents, less accumulated amortization of $366,000 ($485,000 in 2001)                       106                  268
                                                                                         -------              -------
                                                                                             671                  978
                                                                                         -------              -------
                                                                                         $ 1,522              $ 1,964
                                                                                         =======              =======


See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY


                                                                                       September 30,         December 31,
                                                                                           2002                 2001
                                                                                       (Unaudited)
                                                                                      -----------------------------------
                                                                                                (in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Notes payable - Notes F & M                                                         $    941              $    358
  Accounts payable                                                                         833                   993
  Accrued compensation and related costs - Note M                                          329                   427
  Accrued state income taxes - Note B                                                      202                   195
  Accrued interest - Notes F & M                                                           126                    30
  Other accrued liabilities                                                                 63                   206
  Customer deposits                                                                         96                  --
  Current maturities of long term debt - Note F                                            357                    90
                                                                                      --------              --------
                                    TOTAL CURRENT LIABILITIES                            2,947                 2,299

LONG-TERM DEBT, less current maturities and
  O.I.D. - Note F                                                                          596                   337

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock, without par value, stated value $.20
   per share; 20,000,000 shares authorized; 9,429,901
   shares issued and outstanding                                                         1,886                 1,886
  Additional paid-in capital                                                            31,362                31,265
  Retained earnings deficit                                                            (35,200)              (33,362)
  Notes receivable from officers - Note M                                                  (69)                 (250)
  Accumulated translation adjustment - Note P                                             --                    (211)
                                                                                      --------              --------
Total Stockholders' Equity(Deficit)                                                     (2,021)                 (672)
                                                                                      --------              --------
                                                                                      $  1,522              $  1,964
                                                                                      ========              ========


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      INTEGRAL VISION, INC. AND SUBSIDIARY


                                                                                           Three Months Ended September 30,
                                                                                             2002                  2001
                                                                                           ------------------------------
                                                                                                    (Unaudited)
                                                                                       (In thousands, except per share data)
Net revenues                                                                               $   556                $   506
Costs of sales:
  Direct costs of sales - Note L                                                               284                    820
  Depreciation and amortization - Notes J, K & L                                               156                    895
                                                                                           -------                -------
Total costs of sales                                                                           440                  1,715
                                                                                           -------                -------
Gross margin                                                                                   116                 (1,209)

Other costs and expenses:
  Marketing                                                                                    141                    350
  General and administrative - Note M                                                          202                    683
  Engineering and development:
    Expenditures                                                                               217                    421
    Allocated to capitalized software and direct
      cost of sales                                                                           --                      (92)
                                                                                           -------                -------
 Net engineering and development expenses                                                      217                    329
                                                                                           -------                -------
Total costs and expenses                                                                       560                  1,362
                                                                                           -------                -------
Operating loss                                                                                (444)                (2,571)
Gain on sales of assets - Notes J & K                                                          111                     77
Interest income and other - Notes B & M                                                         30                   --
Interest expense - Notes F & J                                                                 (59)                   (13)
Foreign currency translation gain (loss) - Note P                                                9                   --
                                                                                           -------                -------
Loss from operations before income taxes                                                      (353)                (2,507)
Provision (credit) for income taxes                                                           --                     --
                                                                                           -------                -------
Net loss                                                                                   $  (353)               $(2,507)
                                                                                           =======                =======


Basic and diluted earnings (loss) per share                                                $ (0.04)               $ (0.27)


Weighted average number of shares of common stock and
common stock equivalents, where applicable                                                   9,430                  9,295
                                                                                           =======                =======


See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      INTEGRAL VISION, INC. AND SUBSIDIARY

                                                                                     Nine Months Ended September 30,
                                                                                      2002                   2001
                                                                                    -------------------------------
                                                                                             (Unaudited)
                                                                                 (In thousands, except per share data)
Net revenues                                                                        $ 1,382                 $ 2,157
Costs of sales:
  Direct costs of sales - Note L                                                        756                   1,875
  Depreciation and amortization - Notes J, K & L                                        339                   1,856
                                                                                    -------                 -------
Total costs of sales                                                                  1,095                   3,731
                                                                                    -------                 -------
Gross margin                                                                            287                  (1,574)

Other costs and expenses:
  Marketing                                                                             487                   1,297
  General and administrative - Note M                                                   911                   1,461
  Engineering and development:
    Expenditures                                                                        612                   1,663
    Allocated to capitalized software and direct
      cost of sales                                                                     -                      (334)
                                                                                    -------                 -------
  Net engineering and development expenses                                              612                   1,329
                                                                                    -------                 -------
Total costs and expenses                                                              2,010                   4,087
                                                                                    -------                 -------
Operating loss                                                                       (1,723)                 (5,661)
Gain on sales of assets - Notes J & K                                                   129                      80
Interest income and other - Notes B & M                                                  37                      89
Interest expense - Notes F & J                                                         (172)                   (141)
Foreign currency translation loss - Note P                                             (199)                    -
                                                                                    -------                 -------
Loss from operations before income taxes                                             (1,928)                 (5,633)
Provision (credit) for income taxes - Note N                                            (90)                    -
                                                                                    -------                 -------
Loss from operations                                                                 (1,838)                 (5,633)
Loss on sale of note receivable - Note B                                                -                      (441)
                                                                                    -------                 -------
Net loss                                                                            $(1,838)                $(6,074)
                                                                                    =======                 =======

Basic and diluted earnings (loss) per share:
  Loss from operations                                                              $ (0.19)                $ (0.62)
  Loss on sale of note receivable - Note B                                              -                     (0.05)
                                                                                    -------                 -------
  Net loss                                                                          $ (0.19)                $ (0.67)
                                                                                    =======                 =======

Weighted average number of shares of common stock and
common stock equivalents, where applicable                                            9,430                   9,119
                                                                                    =======                 =======


See notes to consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INTEGRAL VISION, INC. AND SUBSIDIARY

                                                                                   Nine Months Ended September 30,
                                                                                        2002              2001
                                                                                      -------------------------
                                                                                       (Unaudited, in thousands)
OPERATING ACTIVITIES
  Net loss                                                                            $(1,838)          $(6,074)
  Loss on sale of note receivable                                                        --                 441
                                                                                      -------           -------
  Loss from operations                                                                 (1,838)           (5,633)

Adjustments to reconcile loss from operations to
 net cash used in operating activities:
  Depreciation                                                                            122               481
  Amortization                                                                            340             1,667
  Gain on sales of assets                                                                (129)              (80)
  Deemed compensation                                                                                       256
  Changes in operating assets and liabilities:
   Accounts receivable                                                                    (88)              451
   Inventories                                                                            (34)              642
   Prepaid and other                                                                      212              (106)
   Accounts payable and other current liabilities                                        (147)              369
                                                                                      -------           -------
                                 NET CASH USED IN OPERATING ACTIVITIES                 (1,562)           (1,953)

INVESTING ACTIVITIES
  Payments received on note receivable                                                   --               1,189
  Proceeds from the sale of a portion of note receivable                                 --                 300
  Repurchase of portion of note receivable                                               --                (221)
  Sale (Purchase) of property and equipment                                                40             2,340
  Investment in capitalized software                                                     --                (334)
  Proceeds from sale of packaging technology                                             --                 500
  Proceeds from sale of disc technology                                                   100              --
 Other                                                                                     (7)               (7)
                                                                                      -------           -------
                             NET CASH PROVIDED BY INVESTING ACTIVITIES                    133             3,767

FINANCING ACTIVITIES
  Repayments of mortgage note payable                                                    --              (1,962)
  Repayments on revolving line of credit                                                 --                (270)
  Proceeds from sale of Class 2 Notes, net of repayments                                  528
  Proceeds from sale of debentures, net of discount                                       493               324
  Proceeds from sale of warrants                                                           97                71
                                                                                      -------           -------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  1,118            (1,837)
                                                                                      -------           -------
                                       EFFECT OF EXCHANGE RATE CHANGES                    211               (51)
                                                                                      -------           -------
                                                      DECREASE IN CASH                   (100)              (74)
                                           CASH AT BEGINNING OF PERIOD                    125                78
                                                                                      -------           -------
                                                 CASH AT END OF PERIOD                $    25           $     4
                                                                                      =======           =======

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      INTEGRAL VISION, INC. AND SUBSIDIARY
                               SEPTEMBER 30, 2002
                                   (Unaudited)

Note A -- Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B -- Sale of Welding Controls Division
     On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note (WTC note). The interest bearing portion of the note, approximately $1.9 million, carried an interest rate approximating prime plus 1% and required quarterly payments beginning on February 15, 2000, with a February 15, 2001 maturity date. The non-interest bearing portion of the note, $1.5 million, was discounted using an imputed interest rate of 9% and matured on February 15, 2001.

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

     The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note N to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At September 30, 2002, this liability was not yet paid and was included in accrued state income taxes in the consolidated balance sheet. Approximately $82,000 for interest and penalties on this obligation have also been accrued and included in accrued state income taxes in the consolidated balance sheet.

Note C -- Comprehensive Income
     The components of comprehensive income(loss) for the three and nine-month periods ended September 30, 2002 and 2001 are as follows (see Note P to consolidated financial statements):

                                                   Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                                  2002               2001                 2002              2001
                                                 -------------------------             --------------------------
                                                                       (unaudited, in thousands)

Net loss                                         $ (353)          $ (2,507)            $ (1,838)         $ (6,074)
Translation adjustments                               -                 17                  211               (51)
                                                 ------           --------             --------          --------
                                                 $ (353)          $ (2,490)            $ (1,627)         $ (6,125)
                                                 ======           ========             ========          ========




The components of accumulated comprehensive income(loss) at September 30, 2002 and December 31, 2001 are as follows:

                                                           September 30,             December 31,
                                                                2002                     2001
                                                            (unaudited)
                                                       -----------------------  ------------------------
                                                                         (in thousands)
Accumulated translation adjustments                         $       -                 $     (211)



Note D -- Inventories
     Inventories are stated at the lower of first-in, first-out cost or market, and the major classes of inventories at the dates indicated were as follows:


                                      September 30,             December 31,
                                          2002                      2001
                                       (Unaudited)
                                  ----------------------   -----------------------
                                     (in thousands)
Raw materials                      $                  1     $                  43
Work-in-process                                     228                        81
Finished goods                                       13                        84
                                  ----------------------   -----------------------
                                   $                242     $               $ 208
                                  ======================   =======================




Note E -- Costs and Estimated Earnings in Excess of Billings on Incomplete Contracts
     Contracts whose duration overlap an accounting quarter reporting period, are non-repetitive and exceed $100,000 are accounted for under the percentage-of-completion accounting method.

     The Company had no long-term contracts at September 30, 2002 or at December 31, 2001.

Note F -- Long-Term Debt and Other Financing Arrangements
     In March 2001, the Company's board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May
     2002). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company's board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In the nine months ended September 30, 2002, an additional $590,000 of the debentures were placed, $350,000 of which were purchased by the Company's chairman Charles J Drake. Additionally, $40,000 of these debentures were purchased by Max A. Coon, the Company's vice chairman and secretary, pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share. At September 30, 2002, a total of $1,100,000 of the debentures had been placed. The purchasers of these debentures received warrants for the purchase of 240,000 shares of the Company's common stock at a conversion price of $.50 per share, 2,790,000 shares at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share. At September 30, 2002, there was approximately $145,000 in principal and interest due to the debenture holders under the terms of the agreement. Although these payments are past due, the debenture holders have not given the Company a written notice of default and, subsequent to September 30, 2002, four of the prior note purchasers invested in an additional $200,000 in Class 2 Notes. The Company is negotiating with the debenture holders to extend the payment dates of the Notes and expects to reach an agreement before the end of the year.

     Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for "Class 2 Notes" and "Class 2 Warrants" which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained is based on the length of time the related Class 2 Note is outstanding. In the nine months ended September 30, 2002, $550,000 of the Class 2 Notes were purchased by the prior note purchasers. The outstanding principal balance on the Class 2 Notes was $528,000 at September 30, 2002. Subsequent to September 30, 2002, $200,000 of additional Class 2 Notes were purchased by the prior note purchasers.

     In May 2002, the Company's board of directors approved an increase to the amount of debentures that can be issued under the 2001 debenture plan from $1.5 million to $2.0 million. The increase gives the Company added flexibility in its efforts to meet its working capital needs.

     At September 30, 2002, the Company had short-term notes payable to related parties of approximately $413,000. The Company's notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $158,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company's corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); an $18,000 obligation to Mark R. Doede (an officer of the Company); and a $19,000 obligation to Charles J. Drake (an officer of the Company). These notes have interest rates ranging from 5.5% to 8.0% and are due on demand.


Note G -- Earnings per Share
     The following table sets forth the computation of basic and diluted earnings per share:

                                                                              Three Months Ended               Nine Months Ended
                                                                                  September 30,                   September 30,
                                                                              2002            2001            2002            2001
                                                                            -------         -------         -------         -------
                                                                                                   (unaudited)
                                                                                        (in thousands, except per share data)
NUMERATOR FOR BASIC AND DILUTED EARNINGS PER
SHARE - INCOME (LOSS) AVAILABLE TO COMMON
STOCKHOLDERS
   Loss from operations                                                     $  (353)        $(2,507)        $(1,838)        $(5,633)
   Loss on sale of note receivable                                             --              --              --              (441)
                                                                            -------         -------         -------         -------
   Net loss                                                                 $  (353)        $(2,507)        $(1,838)        $(6,074)

*there was no effect of dilutive securities see below

DENOMINATOR FOR BASIC AND DILUTED EARNINGS (LOSS) PER
   SHARE - WEIGHTED AVERAGE SHARES                                            9,430           9,295           9,430           9,119

*there was no effect of dilutive securities see below

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Loss from operations                                                     $ (0.04)        $ (0.27)        $ (0.19)        $ (0.62)
   Loss on sale of note receivable                                             --              --              --             (0.05)
                                                                            -------         -------         -------         -------
   Net loss                                                                 $ (0.04)        $ (0.27)        $ (0.19)        $ (0.67)
                                                                            -------         -------         -------         -------


     Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note H -- Stock Options and Warrants
     In March 2001, the Company's board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May
     2002). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company's board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In the nine months ended September 30, 2002, an additional $590,000 of the debentures were placed, $350,000 of which were purchased by the Company's chairman Charles J Drake. Additionally, $40,000 of these debentures were purchased by Max A. Coon, the Company's vice chairman and secretary, pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share. At September 30, 2002, a total of $1,100,000 of the debentures had been placed. The purchasers of these debentures received warrants for the purchase of 240,000 shares of the Company's common stock at a conversion price of $.50 per share, 2,790,000 shares at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share. At September 30, 2002, there was approximately $145,000 in principal and interest due to the debenture holders under the terms of the agreement. Although these payments are past due, the debenture holders have not given the Company a written notice of default and, subsequent to September 30, 2002, four of the prior note purchasers invested in an additional $200,000 in Class 2 Notes. The Company is negotiating with the debenture holders to extend the payment dates of the Notes and expects to reach an agreement before the end of the year.

     Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for "Class 2 Notes" and "Class 2 Warrants" which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained is based on the length of time the related Class 2 Note is outstanding. In the nine months ended September 30, 2002, $550,000 of the Class 2 Notes were purchased by the prior note purchasers. The outstanding principal balance on the Class 2 Notes was $528,000 at September 30, 2002. Subsequent to September 30, 2002, $200,000 of additional Class 2 Notes were purchased by the prior note purchasers.

     In May 2002, the Company's board of directors approved an increase to the amount of debentures that can be issued under the 2001 debenture plan from $1.5 million to $2.0 million. The increase gives the Company added flexibility in its efforts to meet its working capital needs.

     In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at September 30, 2002. Pursuant to the Company's 1997 Note and Warrant Purchase Agreement, the conversion price has been adjusted to take into consideration warrants issued subsequent to the 1997 placement. At September 30, 2002, the adjusted conversion price was $5.26 per share, which would allow holders of these warrants to increase the number of shares they are entitled to purchase from 1,400,000 shares to 1,825,203 shares.

     In January 2002, the Compensation Committee of the Company's Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company's Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. Additionally, in March 2002, the Compensation Committee resolved to grant 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.24 per share.

     At September 30, 2002, there were options outstanding to purchase 1,065,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

     A summary of the outstanding warrants and options is as follows:

                                                         Weighted                               Weighted
                                                         Average              Number             Average          Number
                                                      Exercise Price       Outstanding (1)   Remaining Life    Exercisable (1)
                                                     -------------------------------------------------------------------------
                                                                            (number of shares in thousands)

1997 Note and Warrant Purchase Agreement                 $   5.26              1,825              4.8              1,825

2001 Note and Warrant Purchase Agreement                 $   0.37              3,080              3.1              3,080

Qualified ISO Plan                                       $   6.55                 58              0.9                 58

Non-Qualified Stock Option Plan                          $   5.92                  9              2.0                  9

1995 Employee Stock Option Plan                          $   1.15                498              7.8                400

1999 Employee Stock Option Plan                          $   0.51                500              8.3                242
                                                     ------------------------------------------------------------------------
                                                         $   2.01              5,970              4.4              5,614
                                                     ========================================================================



        (1)Excludes warrants exercisable under Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. In the nine months ended September 30, 2002, $550,000 of the Class 2 Notes had been placed.

Note I -- Operations by Geographic Area
     The following presents information by geographic area:



                                                                         September 30,       December 31,
                                                                             2002               2001
                                                                         (unaudited)
                                                                        ---------------------------------
                                                                                 (in thousands)
Identifiable assets:
United States                                                              $ 5,137           $ 5,466
United Kingdom                                                                 220               333
Eliminations                                                                (3,835)           (3,835)
                                                                           -------           -------
                                                                           $ 1,522           $ 1,964
                                                                           =======           =======


                                                                Three Months Ended                 Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2002             2001             2002             2001
                                                             -------          -------          -------          -------
                                                                                     (unaudited)
                                                                                   (in thousands)
Net revenues from unaffiliated customers:
  United States                                              $   363          $   239          $   762          $ 1,193
  Untied Kingdom                                                 193              267              620              964
                                                             -------          -------          -------          -------
                                                             $   556          $   506          $ 1,382          $ 2,157
                                                             =======          =======          =======          =======
Earnings (loss) from operations before income taxes:
  United States                                              $  (407)         $(1,765)         $(4,584)         $(4,133)
  United Kingdom                                                  54             (742)           2,656           (1,500)
                                                             -------          -------          -------          -------
                                                             $  (353)         $(2,507)         $(1,928)         $(5,633)
                                                             =======          =======          =======          =======
Depreciation and amortization expense:
  United States                                              $   187          $   710          $   442          $ 1,740
  United Kingdom                                                   -              266               20              408
                                                             -------          -------          -------          -------
                                                             $   187          $   976          $   462          $ 2,148
                                                             =======          =======          =======          =======
Capital expenditures:
  United States                                              $    -           $    -           $    -           $    -
  United Kingdom                                                  -                -                -                -
                                                             -------          -------          -------          -------
                                                             $    -           $    -           $    -           $    -
                                                             =======          =======          =======          =======
Net revenues by geographic area:
  North America*                                             $   420          $   283          $   587          $ 1,197
  Europe                                                         104              214              492              846
  Asia                                                            32                9              303              114
                                                             -------          -------          -------          -------
                                                             $   556          $   506          $ 1,382          $ 2,157
                                                             =======          =======          =======          =======


* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note J -- Sale of Building
     On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. The Company recognized a loss on the transaction of approximately $22,000 in the third quarter of 2001, which is included in gain on sales of assets.

Note K -- Sale of Technology

     Packaging Inspection Technology
     On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties. Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision's "Full Bottle Inspection System" (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the next three years. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

     Also included with the transaction was a manufacturing agreement whereby DIMACO will manufacture products for Integral Vision's Optical Disc and Display Inspection customers in Europe.

     Under the terms of the sale, most of Integral Vision Ltd.'s personnel and costs will transfer to DIMACO. However, Integral Vision Ltd. will maintain sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

     The approximate net book values of the assets sold were $13,000 for inventory, $97,000 for fixed assets, and $276,000 for capitalized software development costs. The Company recognized a gain on the transaction of approximately $114,000, which is included in gain on sales of assets in the third quarter of 2001, primarily attributable to the software included in the sale.

     The packaging applications included in the sale accounted for approximately $34,000 and $516,000 of the Company's net revenue for the three and nine month periods ended September 30, 2001, respectively.

     Optical Disc Inspection Technology
     On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision's assets related to inspection systems for the optical disc industry, including the names "Automatic Inspection Systems" and "AID." The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a $100,000 advanced minimum royalty payment in addition to future royalties. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain on sale of assets in the third quarter of 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

     Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate.

     The optical disc inspection technology included in the sale accounted for approximately $312,000 of the Company's net revenue for the three months ended September 30, 2002 compared to $292,000 for the three months ended September 30, 2001. For the nine months ended September 30, 2002, sales of the optical disc inspection technology accounted for approximately $743,000 of the Company's net revenue compared to $946,000 in the 2001 comparable period.

Note L -- Change in Estimate
     Management has focused its development, sales and marketing efforts on the Company's inspection systems for the small flat panel display (SFPD) industry. Industry sources indicate that this market will be substantial once fully developed. The Company has developed inspection solutions for the leading technologies used in the SFPD industry including liquid crystal on silicon (LCOS), organic light emitting diodes (OLED), liquid crystal display (LCD), and microelectromechanical systems (MEMS).

     Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the quarter ended September 30, 2001, $480,000 of additional amortization was included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales for the quarter ended September 30, 2001 included a $350,000 charge for the write-down of inventory.

     In the third quarter of 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

Note M -- Officers' Advances
     In 2001, Messrs. Charles Drake and Mark Doede each had loans from the Company, the outstanding balances of which were included in the stockholders' equity section of the consolidated balance sheet. In August 2001, the Compensation Committee of the Company's Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes was included in general and administrative expenses in the consolidated statement of operations in the quarter ended September 30, 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001. Mr. Drake paid off the remaining principal balance of this note in 2002.

     At June 30, 2002, Mr. Drake had received other short-term advances from the company of approximately $83,000. This amount is evidenced by a demand note and carries interest at 5.5% per annum. This amount is included in note receivable in the consolidated balance sheet. Mr. Drake received no new advances from the Company subsequent to June 30, 2002. Additionally, Mr. Drake has advanced approximately $19,000 to the Company, which the Company used to meet certain working capital requirements. This advance is included in short-term notes payable in the consolidated balance sheet.

     In 2002, Mr. Doede made principal payments on his note of approximately $119,000. At September 30, 2002, Mr. Doede's outstanding note balance was $69,000. Mr. Doede received no new advances from the Company subsequent to June 30, 2002. Additionally, Mr. Doede has advanced approximately $18,000 to the Company, which the Company used to meet certain working capital requirements. This advance is included in short-term notes payable in the consolidated balance sheet. Mr. Doede has also voluntarily deferred approximately $40,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

     At September 30, 2002, Mr. Arthur Harmala, the Company's Vice President of Marketing, had voluntarily deferred approximately $19,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Note N -- Income Taxes
     In March 2002, Congress enacted what is known as the "Job Creation and Worker Assistance Act of 2002" to provide tax incentives for economic recovery. One of the provisions of the Act was to extend the carryback period for net operating losses incurred in tax years ending in 2001 or 2002 to five years versus the three years previously allowed. Additionally, any net operating losses as computed for alternative minimum tax purposes for tax years ending in 2001 or 2002 can also be carried back five years and can be used to offset up to 100% of alternative minimum taxable income. Previously, alternative minimum tax net operating losses could only be used to offset up to 90% of alternative minimum taxable income. As a result of this Act, the Company was able to carryback its 2001 net operating loss as computed for alternative minimum tax purposes to 1999, which reduced its tax liability in that year to zero. In the quarter ended September 30, 2002, the Company received a refund of taxes previously paid of approximately $90,000.


Note O -- Going Concern Matters
     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year nine month periods of $1.8 million and $5.6 million, respectively. Further, during the years ended December 31, 2001, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $7.7 million, $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company's anticipated cash provided by operating activities will not be sufficient to support the Company's cash flow needs over the next twelve months. The projected cash shortfall over the next twelve months is estimated to be approximately $550,000, which is primarily attributable to amounts due to the Company's current debenture holders over the next twelve months. In order to address this shortfall, the Company is negotiating with the debenture holders to extend the payment dates of the Notes and expects to reach an agreement before the end of the year. At September 30, 2002, there was approximately $145,000 in principal and interest due to the debenture holders under the terms of the agreement. Although these payments are past due, the debenture holders have not given the Company a written notice of default and, subsequent to September 30, 2002, four of the prior note purchasers invested in an additional $200,000 in Class 2 Notes. In March 2001, the Company's board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company's Note and Warrant Purchase Agreement was amended to provide for "Class 2 Notes" and "Class 2 Warrants" which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. Management could also fund the projected shortfall through the sales of its debentures and Class 2 Notes. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

Note P -- Foreign Currency Translation Adjustment
     In June 2002, Integral Vision, Inc. wrote-off an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the quarter ended June 30, 2002 and totaled approximately $208,000.


Note Q -- Off Balance Sheet Risk
     A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      INTEGRAL VISION, INC. AND SUBSIDIARY
                               SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Net revenues from continuing operations increased 9.9%, or $50,000, to $556,000 in the third quarter of 2002 from $506,000 in the third quarter of 2001. The increase was primarily attributable to increased sales of the Company's small flat panel display inspection systems over the prior year. Additionally, in spite of the fact that the Company sold its disc identification/print inspection technology in early September 2002 (see Note K to consolidated financial statements), sales of those products for the 2002 quarter were higher than in the comparable 2001 quarter. These increases were partially offset by decreased revenue from the Company's service activities in the 2002 quarter. The sale of the Company's packaging applications software in 2001 also impacted the increase in sales as sales of that product line accounted for $34,000 of the net revenue in the third quarter of 2001 (see Note K to consolidated financial statements).

Direct costs of sales decreased to $440,000 (approximately 79.1% of sales) in the third quarter of 2002 compared to $1.7 million (approximately 339% of sales) in the third quarter of 2001. Depreciation and amortization expense was lower in 2002 primarily due to the 2001 sale of the Company's building (see Note J to consolidated financial statements) and the write-off of capitalized software costs in 2001. Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the quarter ended September 30, 2001, $480,000 of additional amortization was included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales for the quarter ended September 30, 2001 included a $350,000 charge for the write-down of inventory. In the third quarter of 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The gross margin in the 2001 quarter was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 59.7%, or $209,000, to $141,000 in the third quarter of 2002 from $350,000 in the third quarter of 2001. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 70.4%, or $481,000, to $202,000 in the third quarter of 2002 from $683,000 in the third quarter of 2001. In 2001, Messrs. Charles Drake and Mark Doede each had loans from the Company. In August 2001, the Compensation Committee of the Company's Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in the 2001 quarter as a result of the issuance of these shares. General and administrative costs for the 2001 quarter also included a $62,000 charge for bad debts as certain of the Company's debtors' financial conditions worsened. Exclusive of these non-recurring charges, general and administrative costs decreased 44.7% or $163,000 in the 2002 quarter.

Engineering and development expenditures decreased 48.5%, or $204,000, to $217,000 in the third quarter of 2002 from $421,000 in the third quarter of 2001.

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

Gain on sales of assets in the 2002 quarter included a $112,000 gain on the sale of assets to DaTARIUS Technologies, Inc. in September 2002 (see Note K to consolidated financial statements). The 2001 quarter included a $114,000 gain on the sale of assets to n.v. DIMACO, s.a. in August 2001 (see Note K to consolidated financial statements). This gain was partially offset by a $22,000 loss on the sale of the Company's building in Farmington Hills, MI in July 2001.

Interest income and other increased $30,000 in the third quarter of 2002 compared to the 2001 quarter. The income in the 2002 quarter is primarily attributable to $18,000 of royalty income from the Company's VisionBlox software and $3,000 of interest charged on the officers' notes receivable. The 2001 quarter included $15,000 of interest charged on the officers' notes receivable which was offset by miscellaneous expenses. The decrease in interest income from the prior year period is primarily attributable to reductions to the officers' notes receivable in 2001 (see Note M to consolidated financial statements).

Interest expense increased $46,000 to $59,000 in the third quarter of 2002 from $13,000 in the third quarter of 2001. The increase is primarily attributable to the debentures and Class 2 notes that were sold under the 2001 Note and Warrant Purchase Agreement (see Note F to consolidated financial statements). The increase was partially offset by a reduction in mortgage interest as the Company's mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements).

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO SEPTEMBER 30, 2001

Net revenues from continuing operations decreased 35.9%, or $775,000, to $1.4 million compared to $2.2 million in last year's comparable nine-month period. The decrease was partially attributable to the fact that the Company sold its packaging applications software in 2001 (see Note K to consolidated financial statements). Sales of that product line accounted for $516,000 of the net revenue in the 2001 period. Additionally, sales of the Company's disc identification/print inspection (CDiD/CDiP) products were lower in the 2002 period. The Company sold its disc identification/print inspection technology in early September 2002 (see Note K to consolidated financial statements). The Company's revenue from service activities and from sales of the Company's software were also lower in the 2002 period. These decreases were partially offset by increased sales of the Company's small flat panel display inspection product.

Direct costs of sales decreased to $1.1 million (approximately 79.2% of sales) in 2002 compared to $3.7 million (approximately 173% of sales) in last year's comparable period. This was primarily attributable to the lower sales volume and the lower depreciation and amortization expense in the 2002 period. Depreciation and amortization expense was lower in 2002 primarily due to the 2001 sale of the Company's building (see Note J to consolidated financial statements) and the write-off of capitalized software costs in 2001. Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the period ended September 30, 2001, $480,000 of additional amortization was included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales for the period ended September 30, 2001 included a $350,000 charge for the write-down of inventory. In the 2002 period, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the period ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The gross margin in the 2001 period was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 62.5%, or $810,000, to $487,000 compared to $1.3 million in last year's comparable nine-month period. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below.

General and administrative costs decreased 37.6%, or $550,000, to $911,000 compared to $1.5 million in last year's comparable nine-month period. In 2001, Messrs. Charles Drake and Mark Doede each had loans from the Company. In August 2001, the Compensation Committee of the Company's Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in the 2001 period as a result of the issuance of these shares. General and administrative costs for the 2001 period also included a $62,000 charge for bad debts as certain of the Company's debtors' financial conditions worsened. Exclusive of these non-recurring charges, general and administrative costs decreased 20.3% or $232,000 in 2002.

Engineering and development expenditures decreased 63.2%, or $1.1 million, to $612,000 compared to $1.7 million in last year's comparable nine-month period.

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

Gain on sales of assets in the 2002 period included a $112,000 gain on the sale of assets to DaTARIUS Technologies, Inc. in September 2002 (see Note K to consolidated financial statements). The 2001 period included a $114,000 gain on the sale of assets to n.v. DIMACO, s.a. in August 2001 (see Note K to consolidated financial statements). This gain was partially offset by a $22,000 loss on the sale of the Company's building in Farmington Hills, MI in July 2001.

Interest income and other decreased $52,000 to $37,000 compared to $89,000 in last year's comparable nine-month period. The income in the 2002 period is primarily attributable to $18,000 of royalty income from the Company's VisionBlox software and $9,000 of interest charged on the officers' notes receivable. The income in the 2001 period is primarily attributable to $55,000 of interest charged on the officers' notes receivable and $34,000 of interest charged on the note receivable that resulted from the sale of the Company's Welding Controls division (see Note B to consolidated financial statements). The decrease in interest income from the prior year period is primarily attributable to the sale of the Company's note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year. Reductions to the officers' notes receivable throughout 2001 also contributed to the decrease in interest income in the 2002 period (see Note M to consolidated financial statements).

Interest expense increased $31,000 to $172,000 compared to $141,000 in last year's comparable nine-month period. The increase is primarily attributable to the debentures and Class 2 notes that were sold under the 2001 Note and Warrant Purchase Agreement (see Note F to consolidated financial statements). The increase was partially offset by a reduction in mortgage interest as the Company's mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated.

In June 2002, Integral Vision, Inc. wrote-off an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the June 30, 2002 quarter and totaled approximately $208,000.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used $1.6 million in cash for the nine months primarily due to the Company's loss from operations of $1.8 million.

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision's assets related to inspection systems for the optical disc industry, including the names "Automatic Inspection Systems" and "AID." The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a $100,000 advanced minimum royalty payment in addition to future royalties. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which was included in gain on sale of assets in the third quarter of 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate.

The Company's financing activities included the receipt of $590,000 from the sale of the Company's senior debentures and the receipt of $550,000 from the sale of the Company's Class 2 Notes. The Company made principal payments of approximately $22,000 on its Class 2 Notes in the period.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company's anticipated cash provided by operating activities will not be sufficient to support the Company's cash flow needs over the next twelve months. The projected cash shortfall over the next twelve months is estimated to be approximately $550,000, which is primarily attributable to amounts due to the Company's current debenture holders over the next twelve months. In order to address this shortfall, the Company is negotiating with the debenture holders to extend the payment dates of the Notes and expects to reach an agreement before the end of the year. At September 30, 2002, there was approximately $145,000 in principal and interest due to the debenture holders under the terms of the agreement. Although these payments are past due, the debenture holders have not given the Company a written notice of default and, subsequent to September 30, 2002, four of the prior note purchasers invested in an additional $200,000 in Class 2 Notes. In March 2001, the Company's board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company's Note and Warrant Purchase Agreement was amended to provide for "Class 2 Notes" and "Class 2 Warrants" which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. Management could also fund the projected shortfall through the sales of its debentures and Class 2 Notes. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern.

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

Foreign Exchange Rates -- The Company's location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. On a consolidated basis the Company denominates sales in the following currencies:

         -    Japanese Yen
         -    Pound Sterling
         -    French Francs
         -    Euros

In Management's opinion, as the currencies of Western Europe and the UK are generally stable; there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of the Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 2002, the Company had no open positions.

CONTROLS AND PROCEDURES

     a)  Evaluation of disclosure controls and procedures

         The Company's Chief Executive Officer and Chief Financial Officer believe Integral Vision's disclosure controls and procedures, as defined in Securities Exchange Act Rules 13a-14 and 15d-14, are effective. This conclusion was reached after an evaluation of these controls and procedures as of September 30, 2002.

     b)  Changes in internal controls

         We are not aware of any significant changes in the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, or in other factors that could significantly affect these controls after September 30, 2002.

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

         The terms of the notes were subsequently amended (see Note F to the accompanying consolidated financial statements) to eliminate the subordination provisions, change the interest rate to 10%, and to provide that the price for the warrants would be set by the Company's board of directors at the time the related note was purchased, based on the then current market price for the Company's common stock.

         From July 18, 2001 through October 31, 2002, the Company sold notes and warrants totaling an additional $980,000. The purchasers in these transactions received warrants to purchase 2,790,000 shares of the Company's common stock at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share.

         The notes and warrants were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There have been twelve purchasers, some of whom have purchased on more than one occasion. Of these, four of the purchasers are related entities or insiders of the Company. Each of the remaining purchasers is a client, or relative of the principal, of one State of California registered investment advisor. All of the purchasers are either "accredited investors" as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

         Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for "Class 2 Notes" and "Class 2 Warrants" which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. As of November 14, 2002, $750,000 of the Class 2 Notes were purchased by five of the prior note purchasers.

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

4.4 Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant's Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5 Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as
               Exhibit 4.5 to registrant's Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6 Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant's Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

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

10.3 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

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

10.9 Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant's Preliminary
               Schedule 14A -- Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.10 Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit
               10.33 to the registrant's Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

10.11 Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant's Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

10.12          Asset Sale Purchase Agreement between the registrant and n.v.
               DIMACO, s.a. (filed as exhibit 10.12 to the registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.13 Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted).

 (b) Reports on Form 8-K. On September 11, 2002, a Form 8-K was filed to report an event under Item 5. No financial statements were included in the report.

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

                                         INTEGRAL VISION, INC.


Date:   November 14, 2002                /S/ CHARLES J. DRAKE
      ------------------------           --------------------------
                                         Charles J. Drake,
                                         Chairman of the Board and
                                         Chief Executive Officer



Date:   November 14, 2002                /S/ MARK R. DOEDE
      ------------------------           --------------------------
                                         Mark R. Doede,
                                         President, Chief Operating Officer, and
                                         Chief Financial Officer,

                                  CERTIFICATION

I,   Charles J. Drake, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integral Vision, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 14, 2002
         ------------------
                                                         /S/ Charles J. Drake
                                                         -----------------------
                                                         Charles J. Drake
                                                         Chief Executive Officer

                                  CERTIFICATION

I,   Mark R. Doede, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Integral Vision, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002
     ----------------------                              /S/ Mark R. Doede
                                                         -----------------------
                                                         Mark R. Doede
                                                         Chief Financial Officer

                                 EXHIBIT INDEX


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

4.4 Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant's Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5 Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as
               Exhibit 4.5 to registrant's Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6 Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant's Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

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

10.3 Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

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

10.9 Asset Sale Purchase Agreement between the registrant and Weltronic (filed as exhibit to the registrant's Preliminary
               Schedule 14A -- Rule 14A-101 dated May 6, 1999 and incorporated herein by reference).

10.10 Post Closing Adjustment and Settlement Agreement between Integral Vision, Inc. and Weltronic/Technitron, Inc. (filed as exhibit
               10.33 to the registrant's Form 10-K for the year ended December 31, 1999, SEC file 0-12728, and incorporated herein by reference).

10.11 Loan agreement between National City Bank and Integral Vision, Inc. (filed as exhibit 10.9 to the registrant's Form 10-Q for the quarter ended June 30, 2000, SEC File 0-12728, and incorporated herein by reference).

10.12          Asset Sale Purchase Agreement between the registrant and n.v.
               DIMACO, s.a. (filed as exhibit 10.12 to the registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.13 Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350, as adopted).

 (b) Reports on Form 8-K. On September 11, 2002, a Form 8-K was filed to report an event under Item 5. No financial statements were included in the report.

* The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.