Form 10-K
period 2002-12-31
INTEGRAL VISION INC
filed 2003-03-31
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES ✓ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES       NO ✓

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2003:

Common Stock, No Par Value, Stated Value $.20 Per Share — $1,066,296

The number of shares outstanding on each of the issuer’s classes of common stock, as of February 28, 2003:

Common Stock, No Par Value, Stated Value $.20 Per Share — 9,429,901

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Part I
Part II
Part III
DIRECTORS
EXECUTIVE OFFICERS
Compliance with Reporting Requirements
Year End Option Values
Amount and Nature of Beneficial Ownership
PART IV
SIGNATURES
CERTIFICATION
ITEM 15(a)(1) and (2)
Report of Independent Auditors
Schedule II — Valuation And Qualifying Accounts
Consent to Modifications
Letter Re. Change in Certifying Accountant
Subsidiary of the Registrant
Consent of Moore Stephens Doeren Mayhew
906 Certification of CEO/CFO

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-K is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

Part I

ITEM 1. Business

General

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”). The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Sales of machine vision products are effected through Integral Vision and through Integral Vision LTD., a wholly owned subsidiary of the Company, located in Bedford, England. The Integral Vision LTD office was closed at December 31, 2002 due to the sale of the Company’s packaging and disc inspection product lines.

Overview

Integral Vision is a supplier of machine vision systems used to ensure product quality during the manufacturing process.

Machine vision has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. The Company’s vision systems automatically identify, gauge or inspect parts with speed and accuracy. Quantitative information about each part is evaluated for functional or cosmetic defects. Our systems can be configured to statistically monitor the production process and send data to other equipment in the manufacturing cell. Such data could be used, for example, by a diverter to send defective parts to a reject bin, or by process controllers to automatically adjust process variables.

The Company markets its turnkey systems to the flat panel display industry. Applications development software, such as our Industrial Vision Controller (IVC) technology, can be applied to an extensive array of applications in industries that run the gamut from aerospace to medical to textiles, and everything in between.

Products

Flat Panel Display Inspection

Integral Vision has over nine years of experience in the display industry. Our initial product, LCI-Professional, is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision’s display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

Integral Vision’s SharpEye provides small Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, Poly OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

Integral Vision’s ChromaSee, which was introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View” representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

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

Intellectual Property

Management believes that the technology incorporated in its products gives it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 14 patents. There can be no assurance that that the Company will have the resources to defend its patents or that patents the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Marketing

The Company generally markets its vision products to end users, but the Company has had success integrating its products with OEM’s in certain circumstances. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), and in Europe and Asia (through sales representatives).

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development costs amounted to $852,000, $1.6 million, and $2.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company’s current product development efforts are primarily directed to Small Flat Panel Display Inspection products.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Competition

The Company experiences competition in all areas in which it operates. Competition for Small Flat Panel Display Inspection comes primarily from Westar Display Technologies, Inc. Cognex Corp. competes either directly or indirectly via systems integrators in certain general vision application work, as do numerous niche producers of machine vision solutions.

Export Sales

Sales outside of the United States accounted for 54%, 46% and 61% of the Company’s net sales in 2002, 2001 and 2000. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company’s export billings are denominated in US dollars. On occasion other export billings are denominated in the currency of the customer’s country.

See Note I to the Consolidated Financial Statements Part II — ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s result of operations. For the year ended December 31, 2002 sales to Ness Display Co., LTD and Uniax Corporation represented 13.2% and 13.7% of consolidated sales, respectively. Amounts due from these customers represented 2.6% of the respective outstanding trade receivable balance at December 31, 2002. In 2001 the Company did not have sales to a single customer that exceeded 10% of total sales. For the year ended December 31, 2000, sales to Machines Dubuit, Hanky America and Protronix Ltd represented 33% of consolidated sales. Amounts due from these customers represented 40% of the respective outstanding trade receivable balance at December 31, 2000.

Backlog

As of December 31, 2002, the Company had an order backlog of approximately $399,000 compared to $251,000 at December 31, 2001. Management expects that the Company will ship products representing this entire backlog in 2003.

Employees

As of February 28, 2003, the Company had approximately 13 permanent employees, as compared to 18 at February 28, 2002 and 67 at February 28, 2001. None of the Company’s employees are represented by a labor union.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol INVI. As of February 28, 2003, there were approximately 3,200 stockholders of the Company including individual participants in security position listings.

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

The table below shows the high and low sales prices for the Company’s common stock for each quarter in the past two years. The closing sales price for the Company’s common stock on February 28, 2003 was $0.17 per share.

	2002

	Mar 31	Jun 30	Sept 30	Dec 31

High	$0.690	$0.680	$0.350	$0.170
Low	0.090	0.340	0.140	0.070

	2001

High	$0.703	$0.280	$0.330	$0.230
Low	0.219	0.094	0.110	0.090

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

ITEM 6. Selected Financial Data

	Year ended December 31

	2002	2001		2000		1999		1998

								(restated)

	(in thousands, except per share data)

Net revenues	$1,579	$2,633		$5,956		$10,743		$9,434
Gross margin	402	(2,763	)(g)	(534	)(f)	(105	)(a)	1,265 (c	)(d)
Loss from continuing operations	(2,203)	(8,135)		(7,124)		(5,671)		(11,203	)(e)
Income(loss) from discontinued operations (h)						1,030		19
Gain on disposal of Welding division						8,749
Extraordinary charge from early retirement of debt						(583)
Net income(loss)	(2,203)	(8,135)		(7,124)		3,525	(b)	(11,184	)(e)
Basic and diluted earnings (loss) per share:
Continuing operations	(0.23)	(0.89)		(0.79)		(0.63)		(1.24)
Discontinued Welding operations	—	—		—		0.11		—
Gain on disposal of Welding division	—	—		—		0.97		—
Extraordinary charge	—	—		—		(0.06)		—
Net income (loss)	(0.23)	(0.89)		(0.79)		0.39		(1.24)

Weighted average shares	9,430	9,198		9,028		9,025		9,025

	At December 31

	2002	2001		2000		1999		1998

								(restated)

	(in thousands)

Working capital	$(2,006)	$(1,472)		$964		$5,810		$2,641
Total assets	1,308	1,964		11,164		19,058		34,320
Long-term debt, net of current portion and OID	962	337		1,967		2,000		20,123
Stockholders’ equity	(2,303)	(672)		6,936		14,325		10,861

(a)	In 1999, the Company charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.

(b)	Includes an $8.7 million after tax gain on disposal of the Welding Controls division and a $583,000 charge, net of tax credit, for the early retirement of debt.

(c)	In 1998, the Company charged-off inventory of $1.4 million as a result of Management’s decision to no longer pursue the sale of certain products for the audio CD market.

(d)	Net revenues included $1.5 million from the sale of patent technology in 1998 which resulted in lower direct cost of sales as a percentage of sales.

(e)	Includes a $4.2 million write-off of capitalized software development costs.

(f)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(g)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.

(h)	See Note B to “Notes to Consolidated Financial Statements.”

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integral Vision, Inc. develops, manufactures and markets microprocessor-based process monitoring and control products for use in industrial manufacturing environments. The Company’s revenues are primarily derived from the sale of flat panel display inspection equipment. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company’s indebtedness; the Company’s ability to obtain the cash needed to allow it to continue as a going concern; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company’s markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company’s results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements represent the Company’s best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company’s Statements of Operations as a percentage of net revenues. The impact of inflation for the periods presented was not significant.

	Year ended December 31

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Direct cost of sales (c)	74.5	184.4	97.8
Specific inventory adjustment (a) (b)		20.5	11.2

Gross margin	25.5	(104.9)	(9.0)
Other costs and expenses:
Marketing	35.3	56.3	39.2
General and administrative	66.8	64.7	29.1
Engineering and development:
Expenditures	53.9	73.9	55.9
Allocated to capitalized software and direct cost of sales		(14.6)	(10.7)

Net engineering and development expenses	53.9	59.3	45.2

Total other costs and expenses	156.0	180.3	113.5

Loss from operations	(130.5)	(285.2)	(122.5)
Gain on sales of assets	9.5	(4.2)	0.2
Other income(expense) (d)	3.7	(16.6)	—
Interest income	0.7	3.6	5.6
Interest expense	(15.9)	(6.5)	(3.0)
Foreign currency translation loss	(12.7)

Loss from operations before income taxes	(145.2)	(308.9)	(119.7)
Provision (credit) for income taxes	(5.7)

Net income(loss)	(139.5)%	(308.9)%	(119.7)%

(a)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(b)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.

(c)	Direct cost of sales includes capitalized software amortization as a percentage of sales of 11.1%, 100% and 27.9% in 2002, 2001 and 2000, respectively.

(d)	In 2001, other income(expense) includes a loss on the sale of a note receivable of $441,000 (see Note B of the notes to consolidated financial statements).

Year Ended December 31, 2002, compared to the year ended December 31, 2001

Net revenues decreased $1.1 million (40.0%) to $1.6 million in 2002 from $2.6 million in 2001. Net revenue is reported net of sales commission expense of approximately $83,000 in 2002 compared to $84,000 in 2001. The decrease in net revenue was partially attributable to the fact that the Company sold its packaging product line in 2001 (see Note K to consolidated financial statements). Sales from the Company’s packaging product line accounted for $516,000 of the net revenue in the 2001 period. Additionally, sales of the Company’s disc identification/print inspection (CDiD/CDiP) products were lower in the 2002 period. The Company sold its disc identification/print inspection product line in early September 2002 (see Note K to consolidated financial statements). Sales from the disc inspection product line accounted for approximately $743,000 and $1.1 million of the Company’s net revenue for the years ended December 31, 2002 and 2001, respectively. The Company’s revenue from service activities was approximately $398,000 and $511,000 in 2002 and 2001, respectively. These decreases were partially offset by increased sales of the Company’s flat panel display inspection product. Sales from the flat panel display inspection product line accounted for approximately $447,000 and $413,000 of the Company’s net revenue for the years ended December 31, 2002 and 2001, respectively.

Direct costs of sales decreased $4.2 million (78.2%) to $1.2 million (approximately 74.5% of sales) in 2002 from $5.4 million (approximately 205% of sales) in 2001. This was primarily attributable to the lower sales volume and lower depreciation and amortization expense in the 2002 period. Depreciation and amortization expense was lower in 2002 primarily due to the 2001 sale of the Company’s building (see Note J to consolidated financial statements) and the write-off of capitalized software costs in 2001. Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2001, based on market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. For the year ended December 31, 2001, $1.3 million of additional amortization was included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of sales for the year ended December 31, 2001 includes a $540,000 charge for the write-down of inventory. In the 2002 period, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the year ended December 31, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The gross margin in the 2001 period was negative due to the fact that the sales volume was not sufficient to cover the fixed charges, depreciation and amortization, included in direct cost of sales.

Marketing costs decreased 62.4%, or $926,000, to $557,000 in 2002 compared to $1.5 million in 2001. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. Employee related costs in the marketing division were $828,000 lower in 2002 compared to 2001 levels. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below. Advertising costs were $106,000 lower in 2002 compared to 2001 levels.

General and administrative costs decreased 38.1%, or $649,000, to $1.1 million in 2002 compared to $1.7 million in 2001. Messrs. Charles Drake and Mark Doede each had loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in 2001 as a result of the issuance of these shares. Exclusive of these infrequent charges, general and administrative costs decreased 27.2% or $393,000 in 2002. Employee related costs in the general and administrative division were $398,000 lower in 2002 compared to 2001 levels. Additionally, general and administrative costs included charges for bad debts of approximately $99,000 in 2002 and $109,000 in 2001.

Engineering and development expenditures decreased 56.2%, or $1.1 million, to $852,000 in 2002 compared to $1.9 million in 2001. Employee related costs in the engineering and development division were $947,000 lower in 2002 compared to 2001 levels.

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company expects to receive additional royalties in excess of $100,000 a year for the three years following the sale. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain on sale of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Revenue generated under this agreement was $24,000 in 2002 and is not expected to be significant in the future.

On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties (see Note K to consolidated financial statements). Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the three years following the sale. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

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

In 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in gain(loss) on sales of assets, primarily attributable to the software included in the sale.

This gain was offset by a $22,000 loss on the sale of the Company’s building in Farmington Hills, MI in July 2001 and a $210,000 charge to write-down the carrying value of the Company’s fixed assets in 2001. On July 27, 2001, the Company completed a transaction to sell the 50,000 square foot building it occupied in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continued to occupy a portion of the building under a five-year lease agreement with the new owner. Effective April 1, 2002, the Company entered into a new lease agreement whereby it moved into a smaller space, 5,000 square feet, in exchange for a reduced lease rate. Given the reduction in square footage, the Company disposed of a significant portion of its equipment in 2002, which was written-down to its estimated net realizable value in 2001. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

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

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000. The Company recognized a loss on sale of the note receivable of $441,000 in the quarter ended March 31, 2001, which is included in other income(expense) in 2001.

Other income(expense) in 2002 includes $18,000 of royalty income from the Company’s VisionBlox software. Additionally, the Company received $24,000 for engineering fees and $19,000 for royalties in connection with the DaTARIUS Technologies transaction.

Interest income decreased $85,000 to $11,000 in 2002 compared to $96,000 in 2001. The income in the 2002 period is primarily attributable to interest charged on the officers’ notes receivable. The income in the 2001 period is primarily attributable to $62,000 of interest charged on the officers’ notes receivable and $34,000 of interest charged on the note receivable that resulted from the sale of the Company’s Welding Controls division (see Note B to consolidated financial statements). The decrease in interest income from the prior year period is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year. Reductions to the officers’ notes receivable throughout 2001 also contributed to the decrease in interest income in the 2002 period (see Note M to consolidated financial statements).

Interest expense increased $79,000 to $251,000 in 2002 compared to $172,000 in 2001. The increase is primarily attributable to the debentures and Class 2 notes that were sold under the 2001 Note and Warrant Purchase Agreement (see Note C to consolidated financial statements). The increase was partially offset by a reduction in mortgage interest as the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note J to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated.

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

Year Ended December 31, 2001, compared to the year ended December 31, 2000

Net revenues decreased $3.3 million (55.8%) to $2.6 million in 2001 from $6.0 million in 2000. Net revenue is reported net of sales commission expense of approximately $84,000 in 2001 compared to $142,000 in 2000. Sales from the Company’s flat panel display inspection product line decreased to $413,000 in 2001 compared to $1.2 million in 2000. Sales from the Company’s disc inspection product line decreased to $1.1 million in 2001 compared to $3.1 million in 2000. Additionally, the decrease was partially attributable to the fact that the Company sold its packaging applications software in August 2001 (see Note K to consolidated financial statements). Sales from the Company’s packaging product line accounted for $516,000 of the net revenue in 2001 compared to $115,000 in 2000. The Company’s revenue from service activities was approximately $511,000 and $635,000 in 2001 and 2000, respectively.

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

Marketing costs decreased 36.5%, or $851,000, to $1.5 million in 2001 compared to $2.3 million in 2000. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. Employee related costs in the marketing division were $477,000 lower in 2001 compared to 2000 levels. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below. Advertising costs were $124,000 lower in 2001 compared to 2000 levels.

General and administrative costs decreased 1.7%, or $30,000, to $1.7 million in 2001 compared to $1.7 million in 2000. Messrs. Charles Drake and Mark Doede each had loans from the Company. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company, which resulted in a $200,000 charge to compensation expense. Additionally, Mr. Charles Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in 2001 as a result of the issuance of these shares. General and administrative costs for 2001 also includes a $109,000 charge for bad debts as certain of the Company’s debtors’ financial conditions have worsened over the last several months. Exclusive of these infrequent charges, general and administrative costs decreased 22.8% or $395,000 in 2001. Employee related costs in the general and administrative division were $141,000 lower in 2001 compared to 2000 levels. Reductions in expenditures for stockholder relations, facilities, communications and other general overhead costs also contributed to the decrease in general and administrative costs in 2001 compared to 2000 levels.

Engineering and development expenditures decreased 41.5%, or $1.4 million, to $1.9 million in 2001 compared to $3.3 million in 2000. Employee related costs in the engineering and development division were $1.1 million lower in 2001 compared to 2000 levels.

On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the fixed assets of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties (see Note K to consolidated financial statements). Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the three years following the sale. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

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

In 2001, the Company recognized a gain on the transaction of approximately $114,000, which is included in gain(loss) on sales of assets, primarily attributable to the software included in the sale.

This gain was offset by a $22,000 loss on the sale of the Company’s building in Farmington Hills, MI in July 2001 and a $210,000 charge to write-down the carrying value of the Company’s fixed assets in 2001. On July 27, 2001, the Company completed a transaction to sell the 50,000 square foot building it occupied in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continued to occupy a portion of the building under a five-year lease agreement with the new owner. Effective April 1, 2002, the Company entered into a new lease agreement whereby it moved into a smaller space, 5,000 square feet, in exchange for a reduced lease rate. Given the reduction in square footage, the Company disposed of a significant portion of its equipment in 2002, which was written-down to its estimated net realizable value in 2001. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

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

In January 2001, the Company sold 19.9% of the $1.7 million then outstanding under the note agreement to third party investors in exchange for consideration of $300,000. In May 2001, the Company completed a transaction whereby it repurchased the portion of the note previously sold to the investors and then sold the entire note receivable, which had an outstanding balance of $1.1 million at April 30, 2001, to a third party for $750,000. The Company recognized a loss on sale of the note receivable of $441,000 in the quarter ended March 31, 2001, which is included in other income(expense) in 2001.

Interest income decreased $234,000 to $96,000 in 2001 compared to $330,000 in 2000. This decrease is primarily attributable to the sale of the Company’s note receivable in May 2001 and the receipt of principal payments on the outstanding balance of the note throughout the year (see Note B to consolidated financial statements).

Interest expense was $172,000 in 2001 compared to $177,000 in 2000. Interest expense decreased due to the fact that the Company’s mortgages were paid in full when the sale of its building closed on July 27, 2001 (see Note C to consolidated financial statements). Additionally, the Company used proceeds from the sale of its note receivable in May 2001 (see Note B to consolidated financial statements) to pay in full its revolving line of credit at which time that agreement was terminated. However, these decreases were offset by additional interest expense attributable to the debentures that were sold in 2001 (see Note C to consolidated financial statements).

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 2002. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

	Quarter Ended
	2002				2001

	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31

			(in thousands except per share data)
Net revenues	$197	$556	$503	$323	$476	$506	$669	$982
Gross margin	115	116	158	13	(1,189)	(1,209)	(328)	(37)
Net income (loss)	(365)	(353)	(850)	(635)	(2,061)	(2,507)	(1,608)	(1,959)

Basic and diluted earnings (loss) per share:
Net income (loss)*	$(0.04)	$(0.04)	$(0.09)	$(0.07)	$(0.22)	$(0.27)	$(0.18)	$(0.22)

*	The sum of the quarterly net income per share amounts may not equal the annual amounts reported. Net income per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

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

Liquidity and Capital Resources

Operating activities for 2002 used cash of approximately $1.5 million primarily due to the Company’s loss from operations of $2.2 million. The cash used in operating activities was partially offset by a net decrease of $243,000 in certain working capital items. Decreases in accounts receivable and prepaid expenses and other current assets were partially offset by decreases in accounts payable and other current liabilities and an increase in inventory.

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company expects to receive additional royalties in excess of $100,000 a year for the three years following the sale. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which was included in gain on sale of assets in the third quarter of 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Revenue generated under this agreement was $24,000 in 2002 and is not expected to be significant in the future.

The Company’s financing activities included the receipt of $590,000 from the sale of the Company’s senior debentures and the receipt of $907,000 from the sale of the Company’s Class 2 Notes. The Company made principal payments of approximately $396,000 on its Class 2 Notes in the period. The Company also received a $70,000 short term advance from Max A. Coon, an officer of the Company. The advance from Mr. Coon was repaid in 2003.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at December 31, 2002, substantially all of the Company’s $678,000 in trade accounts payable was overdue, of which $221,000 was paid subsequent to December 31, 2002. The Company also has an estimated $425,000 in amounts owed to certain regulatory agencies for which no payment arrangements have been made to date. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. Subsequent to December 31, 2002, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates, increases the maximum amount of Notes outstanding to $2.5 million and changes the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $204,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $390,000. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003. Management is projecting a cash shortfall over the next twelve months of approximately $1.8 million, $360,000 of which was raised subsequent to December 31, 2002, through placements of the Company’s Class 1 debentures. Charles J. Drake, the Company’s chairman, acquired $150,000 of these debentures. Management plans to seek out additional investors for an additional $1.0 million of its debentures to cover a portion of the anticipated shortfall, which would bring the amount of debentures outstanding to the maximum allowable of $2.5 million. The Company is currrently assessing its options relative to the remaining $400,000 projected shortfall. Management anticipates that it could be covered through a combination of short term advances and further deferrals of debt repayments from certain of its debt holders. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (which supersedes SFAS No. 121). The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. There was no material impact resulting from the application of SFAS No. 141 and SFAS No. 142.

Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. We are required to adopt SFAS 143 for our fiscal year beginning January 1, 2003; we do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. There was no material impact resulting from the application of SFAS No. 144.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on our financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the financial statements included in this Form 10-K.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Because we have no involvement with any variable interest entities, the application of this Interpretation is not expected to have a material effect on our financial statements.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2002, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company accounts for certain product sales of its flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). The Company recognizes all other product sales with customer acceptance provisions upon final customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a first-in, first-out basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2002.

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

Foreign Exchange Rates — The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. This office was closed at December 31, 2002 due to the sales of the Company’s packaging and disc inspection product lines. On a consolidated basis the Company denominates sales in the following currencies:

•	US Dollars

•	Pound Sterling

•	Euros

•	Yen

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 2002, the Company had no open positions.

ITEM 8. Financial Statements and Supplementary Data

Financial statements and quarterly results of operations are submitted in separate sections of this report.

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure

Moore Stephens Doeren Mayhew, the Company’s independent auditors, (“Doeren”) has informed the Company that it will resign following completion of its audit of the Company’s financial statements for the year ended December 31, 2002. Doeren’s resignation is based on its decision to terminate its engagements with any publicly owned companies.

Doeren’s report on the Company’s financial statements for the current and prior year was qualified as to uncertainty regarding the Company’s ability to continue as a going concern. The reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to any other uncertainty or as to audit scope, or accounting principles. In connection with the audits of the Company’s financial statements for each of the years in the two-year period ended December 31, 2002, there have been no disagreements between the Company and Doeren on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Doeren, would have caused Doeren to make reference to the matter in its report. The Company has provided Doeren with a copy of this disclosure and has requested Doeren to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated March 19, 2003, is filed as Exhibit 16 to this Form 10-K.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by

Moore Stephens Doeren Mayhew, the Company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. In the period covered by this filing, the Audit Committee approved the following non-audit services currently being rendered to the Company by Moore Stephens Doeren Mayhew, or to be rendered to the Company by Moore Stephens Doeren Mayhew:

•	preparation of tax returns, and tax advice in preparing for and in connection therewith;

•	all work required to be performed by Ernst & Young LLP in connection with preparing and giving consents required to be given in connection with the Company’s filings with the Securities and Exchange Commission;

•	accounting advice on the proper recording of various transactions entered into, or to be entered into, by the Company.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

The following information is furnished concerning the nominees, all of whom have been nominated by the Board of Directors and are presently Directors of the Company.

DIRECTORS

	Present Position with the Company		Served as
Name	and Principal Occupation	Age	Director Since

Craig A. Black	Director of Integral Vision, Inc.; Vice President and Chief Technology Officer of Eaton Corporation, an Ohio-based, diversified, industrial manufacturer	51	2001

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.; President and Chairman of the Board of Maxco, Inc.	68	1978

Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	62	1978

Samuel O. Mallory	Director of Integral Vision, Inc.; Investor	70	2001

Vincent Shunsky	Treasurer and Director of Integral Vision, Inc. Director, Treasurer and Vice President of Finance of Maxco, Inc.	54	1978

William B. Wallace	Director of Integral Vision, Inc.; Senior Managing Director of Equity Partners, Ltd., a Troy, Michigan based private investment banking firm	58	1990

All of the foregoing Directors and nominees have been engaged in the principal occupation specified for the previous five years.

Messrs. Coon, Drake and Shunsky are also Directors of Maxco, Inc., the stock of which is traded on the Over the Counter Bulletin Board.

During the year ended December 31, 2002, there were a total of four meetings of the Board of Directors. Craig A. Black and Samuel O. Mallory were the only nominees who attended fewer than 75% of the meetings held during the period.

The Board of Directors has established a Compensation Committee whose members are Max A. Coon and Vincent Shunsky. The Compensation Committee is responsible for establishing compensation for the Company’s Chief Executive Officer, approving executive compensation levels of all other executives and authorizing the levels and timing of bonus payments. In addition, this committee is responsible for administering the Company’s Stock Option Plans, including designating the recipients and terms of specific option grants. The Compensation Committee met one time during the period ended December 31, 2002 to establish compensation criteria and levels and to grant options. The Company does not have a standing nominating committee.

EXECUTIVE OFFICERS

The following table sets forth information concerning the Executive Officers of the Company.

	Present Position with the Company		Served as
Name	and Principal Occupation	Age	Officer Since

Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	62	1978

Mark R. Doede	President, Chief Operating Officer and Chief Financial Officer of Integral Vision, Inc.	45	1989

Arthur D. Harmala	Vice President of Marketing of Integral Vision, Inc.	59	1995

Andrew Blowers	Chief Technical Officer of Integral Vision, Inc.	35	2002

Mark A. Michniewicz	Vice President of Engineering of Integral Vision, Inc.	35	2002

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.; President and Chairman of the Board of Maxco, Inc.	68	1978

Vincent Shunsky	Treasurer and Director of Integral Vision, Inc. Treasurer, Vice President of Finance and Director of Maxco, Inc.	54	1978

All of the foregoing officers of the Company have been engaged in the principal occupations specified above for the previous five years except as follows:

Mark R. Doede was appointed as President and Chief Operating Officer of the Company in February 1998 and was appointed Chief Financial Officer in September 2002. Prior to that time, Mr. Doede served as Vice President and Chief Operating Officer of the Welding Products Division of the Company since 1996 and served the Company in various other capacities since 1980.

Andrew Blowers was appointed as Chief Technical Officer in May 2002. Prior to that time, Mr. Blowers served as Manager of Advanced Product Development for the Company since 1998 and as an Application Engineer from 1996 to 1998.

Mark A. Michniewicz was appointed as Vice President of Engineering in May 2002. Prior to that time, Mr. Michniewicz served as Director of Engineering since 2000, Manager of Optical/Mechanical Engineering from January 2000 to May 2000 and Optical/Mechanical Engineer from 1994 to 2000.

Compliance with Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership. Reports on Form 3 were not timely filed on behalf of Messrs. Blowers and Michniewicz upon their appointment as officers of the Company. Messrs. Doede and Harmala failed to file timely reports on Form 4 to report the expiration of employee stock options. Messrs. Drake and Coon failed to file timely reports on Form 4 to report warrants that were received in connection with the purchase of the Company’s debentures. All reports required to be filed to report the aforementioned events were filed as of March 31, 2003.

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

Benefits

The Company provides medical benefits to the executive officers that are generally available to Company employees. In addition, executive officers may be provided with other benefits, such as life insurance and automobiles. The amount of perquisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of salary for any executive officer for fiscal 2002.

Chief Executive Officer

Charles J. Drake has served as the Company’s Chief Executive Officer since 1978. His base salary for the 2002 year was $160,000. No bonus was paid to Mr. Drake for 2002.

Due to the Company’s circumstances, Mr. Drake’s salary was unchanged from the prior year.

The Compensation Committee

Max A. Coon Vincent Shunsky

Director Compensation

Mr. Wallace earns $200 per meeting and $800 per month for his responsibilities as the Audit Committee Chairperson.

Audit Committee Report.

For the year ended December 31, 2002 the board of directors appointed an Audit Committee whose members were William B. Wallace, Craig A. Black and Samuel O. Mallory. The Audit Committee oversees the Company’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the committee reviewed the audited financial statements to be included in the Company’s Annual Report with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

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

The committee discussed with the Company’s independent auditors the overall scope and plans for their respective audits. The committee meets with the independent auditors, with and without management present, to discuss the results of the examinations, their evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The committee held five meetings during the year ended December 31, 2002.

In reliance on the reviews and discussions referred to above, the committee recommended to the board of directors (and the board has approved) that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

William B. Wallace Craig A. Black Samuel O. Mallory

Summary Compensation Table

The following table sets forth the cash and noncash compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and to the other executive officers whose compensation for the 2002 year exceeded $100,000:

		Annual			Long Term
		Compensation			Compensation

						All Other
		Salary		Bonus	Options	Comp[1]
Name and Principal Position	Year	($)		($)	(#)	($)

Charles J. Drake	2002	160,000		0	0	0
Chief Executive Officer	2001	160,000		0	0	156,000	[2]
	2000	160,000		0	0	520
Mark R. Doede	2002	120,000	[5]	0	50,000	0
President, Chief	2001	120,000	[3]	0	100,000	100,000	[4]
Operating Officer, and	2000	120,000		0	0	520
Chief Financial Officer
Arthur D. Harmala	2002	100,000		0	50,000	1,109
Vice President of Marketing	2001	100,000	[5]	0	40,000	1,200
	2000	100,000		0	0	1,266
Andrew Blowers	2002	90,000		41,000	55,000	1,568
Chief Technical Officer	2001	80,354		0	30,000	1,853
	2000	77,668		0	0	932
Mark A. Michniewicz	2002	97,750		0	55,000	1,268
Vice President of Engineering	2001	105,269		0	30,000	1,263
	2000	109,297		13,000	0	1,468

(1)	Unless otherwise indicated, compensation in this category represents the Company’s 20% match of employee deferrals of currently earned income into the 401(k) Employee Savings Plan.

(2)	Includes $100,000 in forgiveness of a portion of a note owed to the Company and $56,000 representing the fair market value of 400,000 shares of the Company’s unregistered common stock awarded to Mr. Drake.

(3)	$92,769 of Mr. Doede’s compensation was deferred until February 2002.

(4)	Represents $100,000 in forgiveness of a portion of a note owed to the Company.

(5)	$49,070 of Mr. Doede’s compensation was deferred as of December 31, 2002.

(6)	$18,654 of Mr. Harmala’s compensation was deferred as of December 31, 2002.

Options

The following table summarizes option grants during 2002 to the executive officers named in the Summary Compensation Table above, and the potential realizable value of such options at assumed rates of appreciation.

				Potential Realizable Value at
	Option Grants During 2002			Assumed Annual Rates of Stock
	Individual Grants			Price Appreciation for Option Term

		% of Total
		Options	Exercise
	Options	Granted to	or Base
	Granted	Employees in	Price	Expiration
Name	(#)	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)

Charles J. Drake	0[1]
Mark R. Doede	50,000	16.7%	$0.24	03-12-12	19,547	31,125
Arthur D. Harmala	50,000	16.7%	$0.10	01-14-12	8,144	12,969
Andrew Blowers	55,000	18.3%	$0.10	01-14-12	8,959	14,266
Mark A. Michniewicz	55,000	18.3%	$0.10	01-14-12	8,959	14,266

(1)	Mr. Drake relinquished options to purchase 144,000 shares to permit options to be granted to other employees.

The following table summarizes the value of the options held by the executive officers named in the Summary Compensation Table above as of December 31, 2002. No options were exercised by such persons during 2002.

Year End Option Values

Value of
	Number of	Unexercised
	Unexercised	In-the-Money
	Options at	Options at
	FY-End	FY-End

	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

Charles J. Drake	150,000/56,000[1]	$0/0
Mark R. Doede	268,000/0	$0/0
Arthur D. Harmala	153,000/0	$0/0
Andrew Blowers	100,000/0	$0/0
Mark A. Michniewicz	110,000/0	$0/0

(1)	These options are not exercisable until Integral Vision common stock reaches certain stated levels, as follows:

Stock Price	Number of Shares Exercisable

$6	56,000

In January 2002, Mr. Drake relinquished the options to acquire 100,000 shares which would have become exercisable at $8 and 44,000 of the remaining options which would have become exercisable at $6.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 21, 2003 regarding the beneficial ownership of the Company’s Common Stock by (i) the Principal Shareholder (Maxco, Inc.), (ii) the only other beneficial owners of more than 5% of the Company’s outstanding stock that are known to the Company, (iii) each of the Company’s Directors, (iv) each of the Company’s Executive Officers listed in the Summary Compensation Table, above, and (v) all Officers and Directors of the Company as a group.

Amount and Nature of Beneficial Ownership

	Sole Voting and		Shared Voting and
	Investment Power		Investment Power		Percent

Maxco, Inc.	2,699,959	[1]			27.30%
1118 Centennial Way
Lansing, MI 48917

State Street Bank and Trust Company	1,462,360	[2]			13.43%
as Trustee of the Textron Master Trust
One Enterprise Drive
North Quincy, MA 02171

J.N. Hunter	230,000	[3]	802,218	[3]	10.00%
Industrial Boxboard Corporation
2249 Davis Court
Hayward, California 94545

John R. Kiely, III	978,943	[4]	10,200		9.54%
17817 Davis Road
Dundee, MI 48131

Charles J. Drake	2,291,125	[5]			20.40%

Max A. Coon	477,259	[6]			4.98%

Mark R. Doede	297,136	[7]			3.06%

Arthur D. Harmala	155,000	[8]			1.62%

Andrew Blowers	104,162	[9]			1.09%

Mark A. Michniewicz	110,100	[10]			1.15%

Vincent Shunsky	21,183	[6]	2,000		*

Craig A. Black	20,000	[11]			*

Samuel O. Mallory	28,000	[12]			*

William B. Wallace	21,000	[13]	3,000		*

All Directors and Officers	3,524,965	[14]	5,000		29.31%
as a Group (8 persons)

* Beneficial ownership does not exceed 1%.

(1)	Includes warrants for the purchase of 459,354 shares of Integral Vision Common Stock.

(2)	Represents warrants for the purchase of Integral Vision Common Stock.

(3)	Includes warrants for the purchase of 897,218 shares of Integral Vision Common Stock, including warrants for the purchase of 150,000 shares held by Industrial Boxboard Corporation, of which

Mr. Hunter and his spouse are the sole shareholders, and warrants for the purchase of 597,218 shares held by the corporation’s Employee Profit Sharing Plan, of which Mr. and Mrs. Hunter are the sole trustees. In addition, the corporation holds 4,000 shares of the Integral Vision common stock and 51,000 shares are held by the Employee Profit Sharing Plan. The balance of the shares and warrants are held by Mr. Hunter in his IRA.

(4)	Includes warrants for the purchase of 940,343 shares of Integral Vision Common Stock, including warrants for the purchase of 92,603 shares held by a trust of which Mr. Kiely is the sole trustee.

(5)	Includes 150,000 shares on which Mr. Drake holds options which he is eligible to exercise and warrants for the purchase of 1,650,000 shares of Integral Vision Common Stock.

(6)	Includes warrants for the purchase of 150,000 shares of Integral Vision stock held by Mr. Coon as custodian under the Uniform Transfers to Minors Act. Does not include shares of the Company held by Maxco, Inc., of which Mr. Coon is the President and Chairman of the Board and the owner of 31.3% of its common stock, or shares of the Company held by the Maxco, Inc. Employee Profit Sharing Plan of which Messrs. Coon and Shunsky are trustees.

(7)	Includes 268,000 shares on which Mr. Doede holds options which he is eligible to exercise.

(8)	Includes 153,000 shares on which Mr. Harmala holds options which he is eligible to exercise.

(9)	Includes 100,000 shares on which Mr. Blowers holds options which he is eligible to exercise.

(10)	Includes 110,000 shares on which Mr. Michniewicz holds options which he is eligible to exercise.

(11)	Represents 20,000 shares on which Mr. Black holds options which he is eligible to exercise.

(12)	Includes 10,000 shares on which Dr. Mallory holds options which he is eligible to exercise.

(13)	Includes 2,000 shares on which Mr. Wallace holds options which he is eligible to exercise.

(14)	Includes 813,000 shares on which eight officers or directors hold options which they are eligible to exercise and warrants for the purchase of 1,800,000 shares of Integral Vision Common Stock held by two officers.

ITEM 13. Certain Relationships and Related Transactions

Transactions With Management and Others

In 2001, Messrs. Charles Drake (Chairman and CEO of the Company) and Mark Doede (President and COO of the Company) each had loans from the Company, the outstanding balances of which were included in the stockholders’ equity section of the consolidated balance sheet. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes was included in general and administrative expenses in the consolidated statement of operations in 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001. Mr. Drake paid off the remaining $63,000 principal balance of this note in 2002.

At June 30, 2002, Mr. Drake had received other short-term advances from the company of approximately $83,000. This debt was incurred by Mr. Drake in order to satisfy certain personal obligations and was evidenced by a note bearing interest at 5.5% per annum with a December 31, 2002 maturity date. At December 31, 2002, approximately $30,000 was still outstanding on the note. In March 2003, this debt obligation, including accrued interest, was paid in full. Mr. Drake received no new advances from the Company subsequent to June 30, 2002.

In 2002, Mr. Doede paid off the remaining principal balance of his note, approximately $188,000. This debt was incurred by Mr. Doede in order to satisfy certain personal obligations and was evidenced by a promissory note bearing interest at 9%. Mr. Doede received no new advances from the Company subsequent to June 30, 2002. Mr. Doede has also voluntarily deferred approximately $49,000 of his wages.

Mr. Harmala has voluntarily deferred approximately $19,000 of his wages.

Maxco, Inc., the Company’s principal shareholder, advanced the Company $138,855 in 2001 to permit the Company to meet its obligations. This loan is evidenced by a written document and provides for interest at the rate of prime plus 0.5%. The Company believes that the terms of this transaction are at least as favorable as it could obtain from outside sources.

Max A. Coon, Secretary and Vice Chairman of the Board of Integral Vision, advanced the Company $70,000 to address short term capital needs. The advance from Mr. Coon was repaid in 2003.

ITEM 14. Controls and Procedures

Controls and Procedures

a)	Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filling date of this report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)	Changes in internal controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of ITEM 15 is submitted as a separate section of this report.

(3)	Listing of exhibits.

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement.

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

16	Letter regarding change in certifying accountant.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).

21	Subsidiary of the registrant.

23	Consent of Moore Stephens Doeren Mayhew, independent auditors.

(b)	Reports on Form 8-K:

(1)	On September 11, 2002, a Form 8-K was filed to report an event under Item 5. No financial statements were included in the report.

(2)	On March 18, 2003, a Form 8-K was filed to report the resignation of the Company’s certifying accountant.

(3)	On March 24, 2003, a Form 8-K/A was filed to amend an 8-K filed on March 18, 2003 reporting the resignation of the Company’s certifying accountant.

(c)	Exhibits — The response to this portion of ITEM 15 is submitted as a separate section of this report.

(d)	Financial statement schedules — The response to this portion of ITEM 15 is submitted as a separate section of this report.

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

Date: March 29, 2003	INTEGRAL VISION, INC.

	By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

	By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE Charles J. Drake	Chairman of the Board, Chief Executive Officer, and Director

/S/ MAX A. COON	Vice Chairman, Secretary and Director

Max A. Coon

/S/ VINCENT SHUNSKY	Treasurer and Director

Vincent Shunsky

/S/ WILLIAM B. WALLACE	Director

William B. Wallace

/S/ CRAIG A. BLACK	Director

Craig A. Black

/S/ SAMUEL O. MALLORY	Director

Samuel O. Mallory

CERTIFICATION

I, Charles J. Drake, certify that:

1.	I have reviewed this annual report on Form 10-K of Integral Vision, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003

/S/ Charles J. Drake Charles J. Drake Chief Executive Officer

CERTIFICATION

I, Mark R. Doede, certify that:

1.	I have reviewed this annual report on Form 10-K of Integral Vision, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2003

/S/ Mark R. Doede Mark R. Doede Chief Financial Officer

Annual Report on Form 10K

ITEM 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Year Ended December 31, 2002

INTEGRAL VISION, INC.

Farmington Hills, MI

Form 10-K — ITEM 15(a)(1) and (2)
Integral Vision, Inc. and Subsidiary

List of Financial Statements and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Integral Vision, Inc. and subsidiary are included in ITEM 8:

Report of Moore Stephens Doeren Mayhew, Independent Auditors
Consolidated Balance Sheets-December 31, 2002 and 2001
Consolidated Statements of Operations-Years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity (Deficit) -Years ended December 31, 2002, 2001, and 2000
Consolidated Statements of Cash Flows-Years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements-December 31, 2002

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
Farmington Hills, MI

We have audited the accompanying consolidated balance sheets of Integral Vision, Inc. and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for 2002, 2001 and 2000 as listed in the accompanying index at ITEM 15(a). These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2002, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company is suffering recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note O. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Moore Stephens Doeren Mayhew
Troy, Michigan
March 19, 2003

Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31

	2002	2001

	(in thousands)
Assets
Current assets
Cash	$81	$125
Accounts receivable, less allowance of $170,000 ($179,000 in 2001)	153	332
Inventories — Note A	328	208
Prepaid Rent — Note J	—	91
Note Receivable — Note M	30	—
Other current assets	51	71

Total current assets	643	827
Property and equipment — Note J
Leasehold Improvements	43
Production and engineering equipment	153	704
Furniture and fixtures	73	457
Vehicles	18	47
Computer equipment	203	1,153

	490	2,361
Less accumulated depreciation	431	2,202

	59	159
Other assets
Capitalized computer software development costs, less accumulated amortization of $7,301,000 ($7,837,000 in 2001) — Notes A, K and L	516	710
Patents, less accumulated amortization of $382,000 ($485,000 in 2001) — Note A	90	268

	606	978

	$1,308	$1,964

Liabilities and Stockholders’ Equity(Deficit)
Current liabilities
Notes payable — Note C	$967	$358
Accounts payable	678	993
Accrued compensation and related costs — Note M	331	427
Accrued state income taxes — Note B	204	195
Accrued interest — Note C	170	30
Other accrued liabilities	95	206
Customer deposits	204	—
Current maturities of long-term debt — Note C	—	90

Total current liabilities	2,649	2,299
Long-term debt, less current maturities and OID — Notes C and J	962	337
Stockholders’ equity (deficit)
Common stock, without par value, stated value $.20 per share; 20,000,000 shares authorized; 9,429,901 shares issued and outstanding — Note H	1,886	1,886
Additional paid-in capital — Note C	31,376	31,265
Retained-earnings deficit	(35,565)	(33,362)
Notes receivable from officers — Note M	—	(250)
Accumulated translation adjustment — Note P	—	(211)

Total stockholders’ equity (deficit)	(2,303)	(672)

	$1,308	$1,964

See accompanying notes

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year Ended December 31

	2002	2001	2000

	(in thousands, except per share data)
Net revenues	$1,579	$2,633	$5,956
Costs of sales:
Direct costs of sales — Note L	770	2,453	4,432
Depreciation and amortization — Notes J, K & L	407	2,943	2,058

Total costs of sales	1,177	5,396	6,490

Gross margin — Note A	402	(2,763)	(534)
Other costs and expenses:
Marketing	557	1,483	2,334
General and administrative — Note M	1,054	1,703	1,733
Engineering and development:
Expenditures	852	1,946	3,328
Allocated to capitalized software and direct cost of sales — Note A	—	(384)	(635)

Net engineering and development expense	852	1,562	2,693

Total other costs and expenses	2,463	4,748	6,760

Operating loss	(2,061)	(7,511)	(7,294)
Gain(loss) on sales of assets — Notes J & K	150	(111)	15
Other income(expense) — Note B	59	(437)	2
Interest income — Notes B & M	11	96	330
Interest expense — Note C	(251)	(172)	(177)
Foreign currency translation loss — Note P	(201)

Loss from operations before income taxes	(2,293)	(8,135)	(7,124)
Provision (credit) for income taxes — Note D	(90)

Net loss	$(2,203)	$(8,135)	$(7,124)

Basic and diluted earnings per share:
Net loss	$(0.23)	$(0.89)	$(0.79)

Weighted average number of shares of common stock and common stock equivalents outstanding	9,430	9,198	9,028

See accompanying notes

Consolidated Statements of Stockholders’ Equity (Deficit)
Integral Vision, Inc. and Subsidiary

	Number of					Accumulated
	Common			Retained		Other
	Shares	Common	Additional Paid-	Earnings	Officer	Comprehensive
	Outstanding	Stock	In Capital	(Deficit)	Notes	Income(Loss)	Total

	(in thousands, except number of common shares outstanding)
Balances at January 1, 2000	9,024,901	$1,805	$31,187	$(18,103)	$(602)	$38	$14,325
Net income for the year				(7,124)			(7,124)
Translation adjustments						(195)	(195)

Comprehensive loss							(7,319)

Exercise of options to purchase 5,000 shares	5,000	1	8				9
Loans to Officers					(79)		(79)

Balances at December 31, 2000	9,029,901	1,806	31,195	(25,227)	(681)	(157)	6,936
Net loss for the year				(8,135)			(8,135)
Translation adjustments						(54)	(54)

Comprehensive loss							(8,189)

Net officer note reductions					431		431
Issuance of 400,000 shares of common stock	400,000	80	(24)				56
Issuance of warrants			94				94

Balances at December 31, 2001	9,429,901	1,886	31,265	(33,362)	(250)	(211)	(672)
Net loss for the year				(2,203)			(2,203)
Translation adjustments						211	211

Comprehensive loss							(1,992)

Net officer note reductions					250		250
Issuance of warrants			111				111

Balance at December 31, 2002	9,429,901	$1,886	$31,376	$(35,565)	$—	$—	$(2,303)

See accompanying notes

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31

	2002	2001	2000

	(in thousands)
Operating Activities
Net loss	$(2,203)	$(8,135)	$(7,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	539	886
Amortization	417	2,772	1,596
Net (gain)loss on disposal of assets	(150)	111
Loss on sale of note receivable		441
Deemed compensation		256
Value assigned to warrants issued in connection with Class 2 Notes	11
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	179	572	2,979
Inventories	(120)	1,019	755
Prepaid and other	331	275	307
Accounts payable and other current liabilities	(141)	218	(742)

Net cash used in operating activities	(1,531)	(1,932)	(1,343)
Investing Activities
Payments received on note receivable resulting from the sale of the Welding Controls division		1,189	1,719
Proceeds from the sale of a portion of note receivable		300
Repurchase of portion of note receivable		(221)
Sale of property and equipment	55	2,362
Purchase of property and equipment	(43)		(149)
Investment in capitalized software		(384)	(635)
Proceeds from sale of packaging inspection technology		500
Proceeds from sale of disc inspection technology	100
Other	(7)	14	44

Net cash provided by investing activities	105	3,760	979
Financing Activities
Proceeds from sale of Class 2 Notes	907
Repayments on Class 2 Notes	(396)
Proceeds from short term note receivable	70
Proceeds from (repayments on) revolving line of credit		(270)	270
Repayments on mortgage note payable		(1,967)	(33)
Proceeds from exercise of stock options			9
Proceeds from sales of debentures, net of discount	490	416
Proceeds from sales of warrants in connection with Class 1 Notes	100	94

Net cash provided by (used in) financing activities	1,171	(1,727)	246

Effect of exchange rate changes	211	(54)	(195)

Increase(decrease) in cash	(44)	47	(313)
Cash at beginning of year	125	78	391

Cash at end of year	$81	$125	$78

Supplemental cash flow disclosure:
Interest paid	$39	$125	$178

See accompanying notes

Notes to Consolidated Financial Statements
Integral Vision, Inc. and Subsidiary

Note A — Significant Accounting Policies

Nature of Business

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”). The Company’s product offerings include LCI-Professional, SharpEye and ChromaSee. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Sales of machine vision products are effected through Integral Vision and through Integral Vision LTD., a wholly owned subsidiary of the Company, located in Bedford, England. The Integral Vision LTD office was closed at December 31, 2002 due to the sales of the Company’s packaging and disc inspection product lines.

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

Accounts Receivable

Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company maintains an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s result of operations. For the year ended December 31, 2002 sales to Ness Display Co., LTD and Uniax Corporation represented 13.2%, and 13.7% of consolidated sales, respectively. Amounts due from these customers represented 2.6% of the respective outstanding trade receivable balance at December 31, 2002. In 2001 the Company did not have sales to a single customer that exceeded 10% of total sales. For the year ended December 31, 2000, sales to Machines Dubuit, Hanky America and Protronix Ltd represented 33% of consolidated sales. Amounts due from these customers represented 40% of the respective outstanding trade receivable balance at December 31, 2000.

Inventories

Inventories are stated at the lower of first-in, first-out cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a first-in, first-out basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, inventories consisted of the following (net of obsolescence reserve of $561,000 in 2002 and $1,836,000 in 2001):

	2002	2001

	(in thousands)
Raw materials	$112	$43
Work in process	216	81
Finished goods	—	84

	$328	$208

Management periodically performs an analysis of the Company’s inventory to determine if its cost exceeds estimated net realizable value. Over the last several years, given the market conditions and the direction of the Company, Management discontinued certain product lines and attempted to liquidate the remaining inventory related to those product lines. Due to disappointing results of the inventory liquidation effort, Management decided that a change in estimate was necessary. The charge to direct costs of sales to write the inventory down to estimated net realizable value was $540,000 in 2001 and $666,000 in 2000. Also included in direct costs of sales were non-cash charges for depreciation, amortization and net realizable value write downs related to capitalized software totalling $2.9 million in 2001 and $1.9 million in 2000. A reconciliation of gross margin as reported to gross margin from operations is presented in the table below.

	2002	2001	2000

	(in thousands)
Net revenues	$1,579	$2,633	$5,956
Gross margin as reported	402	(2,763)	(534)
Adjustments to reconcile gross margin from operations:
Specific inventory adjustments		540	666
Other non-cash charges		2,943	1,918

Gross margin from operations	$402	$720	$2,050

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset.

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

Total software development costs incurred internally by the Company were $852,000, $1,946,000, and $3,328,000 in 2002, 2001 and 2000 respectively, of which $384,000 was capitalized in 2001 and $635,000 was capitalized in 2000. Amortization of the capitalized costs amounted to $194,000, $2,639,000, and $1,661,000 in 2002, 2001, and 2000, respectively. Total accumulated amortization at December 31, 2002 and 2001 was $7,301,000 and $7,837,000, respectively.

Property and Equipment

Property and equipment is stated on the basis of cost. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (buildings-40 years, other property and equipment-3 to 10 years).

Patents

Total patent costs incurred and capitalized by the Company were $7,000, $50,000, and $137,000 in 2002, 2001 and 2000, respectively. Patents are stated at cost less accumulated amortization of $382,000 and $485,000 at December 31, 2002 and 2001, respectively. Amortization of the patents amounted to $178,000, $112,000, and $54,000 in 2002, 2001, and 2000, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company accounts for certain product sales of its flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). The Company recognizes all other product sales with customer acceptance provisions upon final customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions.

Concentrations of Credit and Other Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $75,000, $181,000, and $305,000 in 2002, 2001, and 2000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

Fair Value Disclosure

The carrying amounts of certain financial instruments such as cash, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values. The fair value of the long-term financial instruments is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Comprehensive Income

The Company displays comprehensive income in the Consolidated Statements of Stockholders’ Equity (Deficit). At December 31, 2001 and 2000, accumulated other comprehensive income (loss) consisted of unrealized income (loss) resulting from foreign currency translation adjustments. The accumulated unrealized losses from foreign currency translation adjustments was recognized in 2002.

Stock Options

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123 (see Note H).

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year’s presentation.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2002.

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations initiated after June 30, 2001 are to be accounted for using the purchase method and specifies the criteria for the recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives are to no longer be amortized but rather be tested at least annually for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives will continue to be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (which supersedes SFAS No. 121). The Company adopted the provisions of SFAS No. 141 immediately and adopted SFAS No. 142 effective January 1, 2002. There was no material impact resulting from the application of SFAS No. 141 and SFAS No. 142.

Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. We are required to adopt SFAS 143 for our fiscal year beginning January 1, 2003; we do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 also extends the reporting requirements to report separately as discontinued operations, components of an entity that have either been disposed of or classified as held-for-sale. The Company adopted the provisions of SFAS No. 144 effective January 1, 2002. There was no material impact resulting from the application of SFAS No. 144.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS 145 is not expected to have a material effect on our financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002, and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002, and are included in the notes to the financial statements included in this Form 10-K.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. Because we have no involvement with any variable interest entities, the application of this Interpretation is not expected to have a material effect on our financial statements.

Note B — Sale of Welding Controls Division

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

The Company recognized a loss on sale of the note receivable of $441,000 in the quarter ended March 31, 2001, which is included in other income(expense) in 2001.

The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note D to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At December 31, 2002, this liability was not yet paid and was included in accrued state income taxes in the consolidated balance sheet. Approximately $84,000 for interest and penalties on this obligation have also been accrued and included in accrued state income taxes in the consolidated balance sheet. No payment arrangements have been made with the taxing authority.

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

Note C — Long-Term Debt and Other Financing Arrangements

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.0 million in May 2002). At June 30, 2001, $120,000 of the debentures had been placed of which $24,000 was deemed a discount on the note based on a $.10 per share value assigned to the warrants received by the purchaser. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. The debentures had maturities of up to four years and an interest rate of 15%. The holders of the debentures received warrants for the purchase of two Integral Vision shares for each $1 in principal value of the debentures purchased. The warrants have a conversion rate of $.50 per share. In July 2001, the Company’s board of directors and the holder of the previously outstanding debentures approved an amendment to the terms of its debentures. As a result of the amendment, the debentures, including the $120,000 placed prior to the amendment, have an interest rate of 10% and continue to have maturities of up to four years. The value assigned to warrants issued subsequent to the amendment is $.06 per share. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In 2002, an additional $590,000 of the debentures were placed, $350,000 of which were purchased by the Company’s chairman Charles J Drake. As part of the purchase, Mr. Drake received warrants for the purchase of 1,050,000 shares of Integral Vision common stock at a conversion price of $0.35 per share. Additionally, $40,000 of these debentures were purchased by Max A. Coon, the Company’s vice chairman and secretary, pursuant to an agreement between Mr. Coon and the Company on March 5, 2002. When given proper notice that the Company required cash to meet its obligations, the agreement obligated Mr. Coon to provide cash to the Company in exchange for debentures and warrants, the terms of which were established on the date of the agreement. As part of the purchase, Mr. Coon received warrants for the purchase of 120,000 shares of Integral Vision common stock at a conversion price of $0.35 per share. At December 31, 2002, a total of $1,100,000 of the debentures had been placed. The purchasers of these debentures received warrants for the purchase of 240,000 shares of the Company’s common stock at a conversion price of $.50 per share, 2,790,000 shares at a conversion price of $.35 per share and 50,000 shares at a conversion price of $.80 per share. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. Subsequent to December 31, 2002, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates and increases the maximum amount of Notes outstanding to $2.5 million. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $204,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $390,000. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003.

Subsequent to December 31, 2002, the Company placed an additional $360,000 of its Class 1 debentures. The purchasers of these debentures received warrants for the purchase of 1,440,000 shares of the Company’s common stock with an exercise price of $.25 per share. Mr. Drake purchased $150,000 of these debentures and, in connection with this purchase, received warrants for the purchase of 600,000 shares of the Company’s common stock.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained is based on the length of time the related Class 2 Note is outstanding. In 2002, $907,000 of the Class 2 Notes were purchased by the prior note purchasers. The outstanding principal balance on the Class 2 Notes was $511,000 at December 31, 2002. The purchasers of these notes received warrants for the purchase of 109,041 shares of the Company’s common stock at a conversion price of $.80 per share and 74,100 shares at a conversion price of $.35 per share.

In May 2002, the Company’s board of directors approved an increase to the amount of debentures that can be issued under the 2001 debenture plan from $1.5 million to $2.0 million. The increase gives the Company added flexibility in its efforts to meet its working capital needs.

Maturities of long-term debt are $367,000 in 2004; $367,000 in 2005; and $366,000 in 2006. There are no principal payments due in 2003.

At December 31, 2002, the Company had short-term notes payable to related parties of approximately $456,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $168,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); and a $70,000 obligation to Max A. Coon (a director of the Company). The advance from Mr. Coon was repaid in 2003. These notes have interest rates ranging from 5.5% to 8.0% and are due on demand.

A summary of the Company’s debt obligations is as follows:

	2002	2001

	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,100	$510
Less Original Issue Discount	(138)	(83)
Less Current Maturities	—	(90)

Net Long Term Debt	$962	$337

Short Term Debt:
Class 2 Notes	$511	$—
Other Short Term Debt	456	358

Total Short Term Debt	$967	$358

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

Interest paid in 2002 was approximately $39,000 compared to interest expensed of $251,000. The $212,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2002. Interest paid in 2001 was approximately $125,000 compared to interest expensed of $172,000. The $47,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2001. Interest paid approximates interest expensed for 2000.

Note D — Income Taxes

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

As of December 31, 2002, the Company has cumulative net operating loss carryforwards approximating $31.0 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, and $5.7 million in 2022) for tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $1.6 million in 2002, $2.2 million in 2001, and $2.3 million in 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2002	2001

	(in thousands)
Deferred tax liabilities:
Deductible software development costs, net of amortization	$175	$241
Tax over book depreciation		21
Percentage of completion		—

Total deferred tax liabilities	175	262

Deferred tax assets:
Net operating loss carryforwards	10,604	8,668
Credit carryforwards	331	331
Inventory reserve	193	574
Bad debt reserve	56	57
Reserve for warranty	9	9
Other	100	112

Total deferred tax assets	11,293	9,751
Valuation allowance for deferred tax assets	11,118	9,489

Net deferred tax assets	175	262

Net deferred tax	$—	$—

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	2002	2001	2000

	(in thousands)
Consolidated net income (loss)	$(2,203)	$(8,135)	$(7,124)
Foreign net income (loss)	2,648	(1,620)	(664)

U.S. net income (loss)	$(4,851)	$(6,515)	$(6,460)

Tax provision (credit) at U.S. statutory rates	$(1,649)	$(2,215)	$(2,196)
Change in valuation allowance	1,629	2,181	2,318
Nondeductible expenses	20	34	25
Other	—	—	(147)

	$—	$—	$—

In 2000, the Company paid $100,000 for its 1999 alternative minimum tax liability, which was refunded to the Company in 2002 (see the “Job Creation and Worker Assistance Act of 2002” discussion above). There were no income tax payments in 2002 or 2001.

Note E — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

	(in thousands, except per share data)
Numerator for basic and diluted earnings per share — Income (loss) available to common stockholders
Net income (loss)	$(2,203)	$(8,135)	$(7,124)

* there was no effect of dilutive securities, see below

Denominator for basic and diluted earnings per share — weighted average shares	9,430	9,198	9,028

*there was no effect of dilutive securities, see below

Basic and diluted earnings per share:
Net income (loss)	$(0.23)	$(0.89)	$(0.79)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note F — Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States’ employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $7,000, $15,000, and $24,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note G — Lease Commitments and Contingencies

The Company uses equipment and office space under long-term operating lease agreements requiring rental payments approximating $138,000 in 2003, $92,000 in 2004, and $2,000 in 2005. Rent expense charged to operations approximated $128,000, $154,000, and $72,000 in 2002, 2001 and 2000, respectively. On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. In 2002, the Company entered into a new lease agreement whereby it will occupy less square footage in exchange for a reduced lease rate. This agreement was effective April 1, 2002 and is reflected in the future lease payments previously discussed.

Note H — Stock Options and Warrants

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000

Expected stock price volatility	0.833	0.768	N/A
Risk free interest rate	3.0%	5.5%	N/A
Expected life of options (years)	7.4	7.7	N/A

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands, except per share data)
Pro forma net loss	$(2,235)	$(8,172)	$(7,124)
Pro forma loss per share:
Basic and Diluted	$(0.24)	$(0.89)	$(0.79)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options. These pro forma results reflect only stock options granted in 1995 through 2002 (no options were issued during 2000) and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

On August 1, 2001, the Compensation Committee of the Company’s Board of Directors resolved to grant qualified stock options for the purchase of 335,000 shares with an exercise price equal to the market price at the close of trading on the grant date, $.14 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 150,000 shares so that they could be distributed to other key people. Additionally, Mr. Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense as a result of the issuance of these shares. At December 31, 2002, there were options outstanding to purchase 1,038,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

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

A summary of the status of the Option Plans at December 31, 2002 is as follows:

		Non-Qualified
	Qualified ISO	Stock Option
	Plan	Plan	1999 Plan	1995 Plan

	(in thousands)}

Options outstanding	58	9	476	495
Options exercisable	58	9	420	495
Options granted during:
2002	0	0	202	98
2001	0	0	120	215
2000	0	0	0	0
1999	0	0	400	206
1998	0	0	0	0
1997	0	0	0	267
1996	0	0	0	132
Options available for grant	0	0	5	22

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans follows:

	2002		2001		2000

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(number of shares in thousands)
Outstanding at beginning of year	991	$1.52	982	$2.82	1,077	$3.02
Granted	300	0.14	335	0.14	0	0.00
Exercised	0	0.00	0	0.00	(5)	1.75
Canceled	(253)	1.40	(326)	4.01	(90)	5.32

Outstanding at end of year ($.10 to $9.25 per share)	1,038	1.15	991	1.52	982	2.82

Exercisable ($.10 to $9.25 per share)	982	$1.16	791	$1.64	585	$4.01

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2002 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable

	(number of shares in thousands)
$.10 to $1.07	914	8.0	858
$4.75 to $4.88	34	4.2	34
$5.63 to $6.25	77	1.5	77
$8.50 to $9.25	13	1.9	13

$.10 to $9.25	1,038	7.4	982

In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million (increased to $2.5 million in March 2003) of senior subordinated debentures. At December 31, 2002, in connection with placements of debt under this plan, there were warrants outstanding to purchase 240,000 shares of the Company’s common stock at a conversion price of $.50 per share, 2,864,100 shares at a conversion price of $.35 per share and 159,041 shares at a conversion price of $.80 per share. The Company’s chairman, Charles J. Drake, invested $350,000 in the Company’s debentures and in connection with this purchase received warrants for the purchase of 1,050,000 shares of the Company’s common stock. Subsequent to December 31, 2002, the holders of those warrants agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates of the notes, increases the maximum amount of notes outstanding to $2.5 million and changes the conversion price on previously issued warrants to $.25 per share. Additionally, subsequent to December 31, 2002, in connection with additional placements of the Company’s debentures, warrants were issued for the purchase of 1,440,000 shares of the Company’s common stock at a conversion price of $.25 per share. Charles J. Drake, the Company’s chairman, was one of the purchasers subsequent to December 31, 2002, and in connection with his purchase he received warrants for the purchase of 600,000 shares of the Company’s common stock.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at December 31, 2002. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At December 31, 2002, the holders of these warrants had the right to purchase up to 1,848,745 shares of the Company’s common stock at $5.19 per share.

A summary of the outstanding warrants and options at December 31, 2002 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding (1)	Remaining Life	Exercisable (1)

	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$5.19	1,849	4.5	1,849
2001 Note and Warrant Purchase Agreement	$0.38	3,263	2.9	3,263
Qualified ISO Plan	$6.55	58	0.7	58
Non-Qualified Stock Option Plan	$5.92	9	1.7	9
1995 Employee Stock Option Plan	$1.06	476	7.6	476
1999 Employee Stock Option Plan	$0.52	495	8.0	439

	$1.96	6,150	4.1	6,094

(1)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At December 31, 2002, $511,000 of the Class 2 Notes were outstanding.

Note I — Operations by Geographic Area

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

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31

	2002	2001	2000

	(in thousands)
Net revenues from unaffiliated customers:
United States	$944	$1,436	$2,814
United Kingdom	635	1,197	3,142

	$1,579	$2,633	$5,956

Earnings (loss) from continuing operations before income taxes:
United States	$(1,747)	$(6,514)	$(6,460)
United Kingdom	(456)	(1,621)	(664)

	$(2,203)	$(8,135)	$(7,124)

Identifiable assets:
United States	$1,243	$1,631	$9,480
United Kingdom	65	333	1,684

	$1,308	$1,964	$11,164

Long lived assets:
United States	$59	$139	$3,125
United Kingdom	—	20	282

	$59	$159	$3,407

Capital expenditures:
United States	$43	$—	$57
United Kingdom	—	—	92

	$43	$—	$149

Depreciation and amortization expense:
United States	$542	$2,907	$2,167
United Kingdom	20	404	315

	$562	$3,311	$2,482

Net revenues by geographic area:
North America	$633	$1,412	$2,303
Europe	547	1,084	2,981
Asia	399	137	672

	$1,579	$2,633	$5,956

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note J — Sale of Building

On July 27, 2001, the Company completed a transaction to sell the 50,000 square foot building it occupied in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continued to occupy a portion of the building under a five-year lease agreement with the new owner. Effective April 1, 2002, the Company entered into a new lease agreement whereby it moved into a smaller space, 5,000 square feet, in exchange for a reduced lease rate. Given the reduction in square footage, the Company disposed of a significant portion of its equipment in 2002, which was written-down to its estimated net realizable value in 2001. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. The Company recognized a loss on the sale of the building of approximately $22,000 in addition to a $210,000 charge to write-down the carrying value of the Company’s fixed assets in 2001, both of which are included in gain(loss) on sales of assets.

Note K — Sale of Technology

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

The approximate net book values of the assets sold were $13,000 for inventory, $97,000 for fixed assets, and $276,000 for capitalized software development costs. The Company recognized a gain on the transaction of approximately $114,000, which is included in gain(loss) on sales of assets in 2001, primarily attributable to the software included in the sale.

The packaging applications included in the sale accounted for approximately $516,000 and $115,000 of the Company’s net revenue for the years ended December 31, 2001 and 2000, respectively.

Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company expects to receive additional royalties in excess of $100,000 a year for the three years following the sale. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain(loss) on sales of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Revenue generated under this agreement was $24,000 in 2002 and is not expected to be significant in the future.

The optical disc inspection technology included in the sale accounted for approximately $743,000, $1.1 million, and $3.1 million of the Company’s net revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

Note L — Change in Estimate

Management has focused its development, sales and marketing efforts on the Company’s inspection systems for the flat panel display (SFPD) industry. Industry sources indicate that this market will be substantial once fully developed. The Company has developed inspection solutions for the leading technologies used in the SFPD industry including liquid crystal on silicon (LCOS), organic light emitting diodes (OLED), liquid crystal display (LCD), and microelectromechanical systems (MEMS).

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

In 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

Note M — Officers’ Notes Receivable

In 2001, Messrs. Charles Drake and Mark Doede each had loans from the Company, the outstanding balances of which were included in the stockholders’ equity section of the consolidated balance sheet. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes was included in general and administrative expenses in the consolidated statement of operations in 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001. Mr. Drake paid off the remaining $63,000 principal balance of this note in 2002.

At June 30, 2002, Mr. Drake had received other short-term advances from the company of approximately $83,000. This debt was incurred by Mr. Drake in order to satisfy certain personal obligations and was evidenced by a note bearing interest at 5.5% per annum with a December 31, 2002 maturity date. At December 31, 2002, approximately $30,000 was still outstanding on the note. In March 2003, this debt obligation, including accrued interest, was paid in full. Mr. Drake received no new advances from the Company subsequent to June 30, 2002.

In 2002, Mr. Doede paid off the remaining principal balance of his note, approximately $188,000. This debt was incurred by Mr. Doede in order to satisfy certain personal obligations and was evidenced by a promissory note bearing interest at 9%. Mr. Doede received no new advances from the Company subsequent to June 30, 2002. Mr. Doede has also voluntarily deferred approximately $49,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Max A. Coon, Secretary and Vice Chairman of the Board of Integral Vision, advanced the Company $70,000 to address short term capital needs. The advance from Mr. Coon was repaid in 2003.

Note N — Market for the Company’s Common Stock

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

Note O — Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 2002, 2001 and 2000, the Company incurred losses from operations of $2.2 million, $8.1 million, and $7.1 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at December 31, 2002, substantially all of the Company’s $678,000 in trade accounts payable was overdue, of which $221,000 was paid subsequent to December 31, 2002. The Company also has an estimated $425,000 in amounts owed to certain regulatory agencies for which no payment arrangements have been made to date. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. Subsequent to December 31, 2002, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates, increases the maximum amount of Notes outstanding to $2.5 million and changes the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the

Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $204,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $390,000. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003. Management is projecting a cash shortfall over the next twelve months of approximately $1.8 million, $360,000 of which was raised subsequent to December 31, 2002, through placements of the Company’s Class 1 debentures. Charles J. Drake, the Company’s chairman, acquired $150,000 of these debentures. Management plans to seek out additional investors for an additional $1.0 million of its debentures to cover a portion of the anticipated shortfall, which would bring the amount of debentures outstanding to the maximum allowable of $2.5 million. The Company is currrently assessing its options relative to the remaining $400,000 projected shortfall. Management anticipates that it could be covered through a combination of short term advances and further deferrals of debt repayments from certain of its debt holders. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note P — Foreign Currency Translation Adjustment

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

Note Q — Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Note R — Subsequent Events

Subsequent to December 31, 2002, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates, increases the maximum amount of Notes outstanding to $2.5 million and changes the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $204,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $390,000. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003. Additionally, subsequent to December 31, 2002, the Company placed $360,000 of its Class 1 debentures. The purchasers of these debentures received warrants for the purchase of 1,440,000 shares of the Company’s common stock with an exercise price of $.25 per share. Mr. Drake purchased $150,000 of these debentures and, in connection with this purchase, received warrants for the purchase of 600,000 shares of the Company’s common stock.

Subsequent to December 31, 2002, reports on Form 8-K and Form 8-K/A were filed to report the resignation of the Company’s certifying accountant.

Schedule II — Valuation And Qualifying Accounts

Integral Vision, Inc. And Subsidiary

(in thousands)

Column A	Column B	Column C		Column D		Column E

		Additions

			Charged to
	Balance at	Charged to	Other			Balance
	Beginning of	Costs and	Accounts-			at End of
Description	Period	Expenses	Describe	Deductions - Describe		Period

Year ended December 31, 2002:
Accounts receivable allowance	$179	$99		$108	(3)	$170
Inventory obsolescence reserve	1,836	(7)		1,268	(1)	561
Deferred tax valuation allowance	9,489	1,629				11,118

	$11,504	$1,721	$—	$1,376		$11,849

Year ended December 31, 2001:
Accounts receivable allowance	$82	$109		$12	(3)	$179
Inventory obsolescence reserve	1,484	352				1,836
Deferred tax valuation allowance	7,308	2,181				9,489

	$8,874	$2,642	$—	$12		$11,504

Year ended December 31, 2000:
Accounts receivable allowance	$820	$12		$750	(3)	$82
Inventory obsolescence reserve	2,100	1,134		1,750	(1)	1,484
Deferred tax valuation allowance	4,990	2,318				7,308

	$7,910	$3,464	$—	$2,500		$8,874

1)	Write-off obsolete inventory

2)	Net change in deferred tax valuation allowance

3)	Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 2002

Commission File Number 0-12728

Exhibit
Number	Exhibit Index Description

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement.

16	Letter regarding change in certifying accountant.

21	Subsidiary of the Registrant

23	Consent of Moore Stephens Doeren Mayhew, independent auditors.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).