Form 10-Q
period 2003-03-31
INTEGRAL VISION INC
filed 2003-05-15
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2191935 (I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan (Address of principal executive offices)	48335 (Zip Code)

Registrant’s telephone number, including area code:	(248) 471-2660

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

YES ☑   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO  ☑

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of April 30, 2003 was 9,429,901.

INTEGRAL VISION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31,	December 31,
	2003	2002
	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$7	$81
Accounts receivable, less allowance of $169,000 ($170,000 in 2002)	36	153
Inventories — Note A	123	328
Note Receivable — Note G	—	30
Other current assets	38	51

TOTAL CURRENT ASSETS	204	643
PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	153	153
Furniture and fixtures	73	73
Vehicles	18	18
Computer equipment	205	203

	492	490
Less accumulated depreciation	(439)	(431)

	53	59
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $7,350,000 ($7,301,000 in 2002) — Note A	468	516
Patents, less accumulated amortization of $393,000 ($382,000 in 2002) — Note A	79	90

	547	606

	$804	$1,308

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets — Continued

	March 31,	December 31,
	2003	2002
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable — Notes C & G	$771	$967
Accounts payable	492	678
Accrued compensation and related costs — Note G	320	331
Accrued state income taxes — Note B	205	204
Accrued interest — Note C	200	170
Other accrued liabilities	105	95
Customer deposits	—	204
Current maturities of long-term debt — Note C	124	—

TOTAL CURRENT LIABILITIES	2,217	2,649
LONG-TERM DEBT, less current maturities and O.I.D. — Note C	1,148	962

TOTAL LIABILITIES	3,365	3,611
STOCKHOLDERS’ DEFICIT
Common stock, without par value, stated value $.20 per share; 20,000,000 shares authorized; 9,429,901 shares issued and outstanding	1,886	1,886
Additional paid-in capital	31,470	31,376
Accumulated deficit	(35,917)	(35,565)

Total Stockholders’ Deficit	(2,561)	(2,303)

	$804	$1,308

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended March 31,
	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$412	$323
Costs of sales:
Direct costs of sales	215	216
Depreciation and amortization	66	94

Total costs of sales	281	310

Gross margin	131	13
Other costs and expenses:
Marketing	49	186
General and administrative	208	316
Engineering and development	182	191

Total other costs and expenses	439	693

Operating loss	(308)	(680)
Other income	26	12
Interest expense — Note C	(70)	(57)

Loss from operations before income taxes	(352)	(725)
Benefit for income taxes — Note B		90

Net loss	$(352)	$(635)

Basic and diluted earnings per share:
Net loss	$(0.04)	$(0.07)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficit

	Number of
	Common
	Shares		Additional Paid-	Accumulated
	Outstanding	Common Stock	In Capital	Deficit	Total

		(in thousands, except number of common shares outstanding)
Balance at December 31, 2002	9,429,901	$1,886	$31,376	$(35,565)	$(2,303)
Net loss for the period				(352)	(352)
Issuance of warrants			94		94

Balance at March 31, 2003	9,429,901	$1,886	$31,470	$(35,917)	$(2,561)

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2003	2002

	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(352)	$(635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	55
Amortization	73	88
Changes in operating assets and liabilities:
Accounts receivable	117	(25)
Inventories	205	103
Prepaid and other	42	102
Accounts payable and other current liabilities	(348)	(306)

Net Cash Used In Operating Activities	(255)	(618)
Investing Activities
Purchase of property and equipment	(2)	—

Net Cash Used In Investing Activities	(2)	—
Financing Activities
Repayments on Class 2 Notes	(154)	—
Proceeds from other short term notes	17	—
Repayments on short term notes	(70)	—
Proceeds from sale of Class 1 Notes, net of discount	296	410
Proceeds from sales of warrants in connection with Class 1 Notes	94	90

Net Cash Provided By Financing Activities	183	500

Effect of Exchange Rate Changes	—	(2)

Decrease in Cash	(74)	(120)
Cash at Beginning of Period	81	125

Cash at End of Period	$7	$5

Supplemental cash flow disclosure:
Interest Paid	$18	$9

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
March 31, 2003
(Unaudited)

Note A — Summary of Significant Accounting Policies

Nature of Business

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”) used to ensure product quality during the manufacturing process. The Company’s product offerings include LCI-Professional, SharpEye and ChromaSee. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

The Company’s location outside the US is in the United Kingdom. This was a sales office with net non-current assets that are not significant. This office was closed at December 31, 2002 following the sale of the Company’s disc inspection product line (see Note F to consolidated financial statements).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At March 31, 2003 and December 31, 2002, inventories consisted of the following (net of allowance of $593,000 at March 31, 2003 and $561,000 at December 31, 2002):

	March 31,	December 31,
	2003	2002
	(Unaudited)

	(in thousands)
Raw materials	$75	$112
Work in process	48	216
Finished goods	—	—

	$123	$328

Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

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

Patents

Patents are stated at cost less accumulated amortization and are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the quarter ended March 31, 2003, sales to a single customer represented $392,000 of the Company’s total revenue of $412,000 for the quarter. The Company does not expect sales for the year ending December 31, 2003 to be concentrated with a single customer. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $2,000 for the three months ended March 31, 2003 and $33,000 for the comparable 2002 period.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2003.

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions (there were no grants in the 2003 period):

Three Months Ended
March 31, 2002

Dividend yield	0.0%
Expected stock price volatility	0.833
Risk free interest rate	3.0%
Expected life of options (years)	7.40

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

	Three Months Ended March 31,

	2003	2002

	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(352)	$(635)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	—	(8)

Pro forma net loss	$(352)	$(643)

Basic and diluted earnings per share:
Basic and diluted — as reported	$(0.04)	$(0.07)

Basic and diluted — pro forma	$(0.04)	$(0.07)

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

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In January 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. Additionally, in March 2002, the Compensation Committee resolved to grant 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.24 per share. At March 31, 2003, there were options outstanding to purchase 1,031,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

Subsequent to March 31, 2003, Mr. Drake agreed to forfeit options on 156,000 shares so that they could be distributed to other key people. These options had an exercise price of $1.07 per share. Following Mr. Drake’s relinquishment, options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share.

Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, Integral Vision issues warrants for the purchase of the Company’s common stock in connection with placements of debt under the plan. In March 2003, the holders of Class 1 and Class 2 Notes at December 31, 2002 agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. In the quarter ended March 31, 2003, warrants for the purchase of 1,560,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $390,000 of the Class 1 Notes. Mr. Charles J. Drake, the Company’s chairman, purchased $180,000 of these Notes for which he also received warrants for the purchase of 720,000 shares of the Company’s common stock. At March 31, 2003, warrants for the purchase of 4,823,141 shares of the Company’s common stock had been issued under the plan with a conversion price of $.25 per share. In total, in connection with note purchases under this plan, Mr. Drake has received warrants for the purchase of 1,770,000 shares of the Company’s common stock. Additionally, Max A. Coon (a director of the Company) and Maxco, Inc. (a 25% owner of the Company) have received warrants for the purchase of the Company’s common stock totaling 270,000 shares and 240,000 shares, respectively.

Subsequent to March 31, 2003, an additional $25,000 of Class 1 Notes were placed, the purchasers of which received warrants for the purchase of 100,000 shares of the Company’s common stock with a conversion price of $.25 per share. An additional $180,000 of Class 2 Notes were also placed subsequent to March 31, 2003, $150,000 of which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before August 28, 2003. If the conversion option is exercised, the note holder would receive warrants for the purchase of 600,000 shares of the Company’s common stock with a conversion price of $.25 per share.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at March 31, 2003. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At March 31, 2003, the holders of these warrants had the right to purchase up to 2,077,341 shares of the Company’s common stock at $4.62 per share.

A summary of the outstanding warrants and options at March 31, 2003 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding	Remaining Life	Exercisable

	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$4.62	2,077	4.29	2,077
2001 Note and Warrant Purchase Agreement (1)	$0.25	4,823	3.09	4,823
Qualified ISO Plan	$6.55	58	0.43	58
Non-Qualified Stock Option Plan	$4.75	2	0.04	2
1995 Employee Stock Option Plan (2)	$1.06	476	7.40	378
1999 Employee Stock Option Plan (2)	$0.52	495	7.79	242

	$1.51	7,931	3.94	7,580

(1)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At March 31, 2003, $357,000 of the Class 2 Notes were outstanding. Subsequent to March 31, 2003, an additional $180,000 of Class 2 Notes were placed, $150,000 of which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before August 28, 2003. If the conversion option is exercised, the note holder would receive warrants for the purchase of 600,000 shares of the Company’s common stock with a conversion price of $.25 per share. An additional $25,000 of Class 1 Notes were placed subsequent to March 31, 2003, the purchasers of which received warrants for the purchase of 100,000 shares of the Company’s common stock.

(2)	Subsequent to March 31, 2003, options for the purchase of 156,000 shares of the Company’s common stock with an exercise price of $1.07 per share were relinquished. Following the relinquishment, options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share.

Comprehensive Income

The Company displays components of accumulated comprehensive income(loss), if any, in the Consolidated Statement of Stockholders’ Deficit. The components of comprehensive income(loss) for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
	(in thousands)
Net loss	$(352)	$(635)
Translation adjustments	—	(2)

	$(352)	$(637)

Recently Issued Accounting Standards

Statement of Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated asset retirement costs. SFAS 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of intangible long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The enterprise is also required to record a corresponding increase to the carrying amount of the related long-lived asset (i.e. the associated asset retirement cost) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e. accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends SFAS 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS 146 is not expected to have a material impact on our financial position or results of operations. The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, as amended by FASB Statement No. 148, which are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this standard did not have a significant effect on the Company’s financial position or results of operations.

Note B — Sale of Welding Controls Division

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note (WTC note). The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note H to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At March 31, 2003, this liability was not yet paid and was included in accrued state income taxes in the consolidated balance sheet. Approximately $85,000 for interest and penalties on this obligation have also been accrued and included in accrued state income taxes in the consolidated balance sheet. No payment arrangements have been made with the taxing authority.

The buyer also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due.

Note C — Long-Term Debt and Other Financing Arrangements

At December 31, 2002, under the terms of the Company’s Note and Warrant Purchase Agreement, as amended, the Company could issue up to $2.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes and are subordinated to the Class 1 Note holders. There was approximately $215,000 in principal and interest due to the Class 1 Note holders at December 31, 2002. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $187,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $545,000. Class 1 Notes issued subsequent to December 31, 2002 have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock (see Note A to consolidated financial statements). The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future.

In the quarter ended March 31, 2003, $390,000 of the Class 1 Notes were placed, $180,000 of which were purchased by the Company’s chairman Charles J Drake. At March 31, 2003, a total of $1,490,000 of the Class 1 Notes had been placed. Mr. Drake has purchased a total of $530,000 of the Company’s Class 1 Notes and Max A. Coon (a director of the Company) has purchased a total of $90,000 of the Company’s Class 1 Notes.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained is based on the length of time the related Class 2 Note is outstanding. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003. The outstanding principal balance on the Class 2 Notes was $357,000 at March 31, 2003.

Subsequent to March 31, 2003, an additional $180,000 of Class 2 Notes were placed, $150,000 of which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before August 28, 2003. An additional $25,000 of Class 1 Notes were also placed subsequent to March 31, 2003.

At March 31, 2003, the Company had short-term notes payable to related parties of approximately $414,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $179,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); and a $17,000 obligation to Mark R. Doede (the Company’s president). These notes have interest rates ranging from 5.5% to 8.0% and are due on demand.

A summary of the Company’s debt obligations is as follows:

	March 31,	December 31,
	2003	2002

	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,490	$1,100
Less Original Issue Discount	(218)	(138)
Less Current Maturities	(124)	—

Net Long Term Debt	$1,148	$962

Short Term Debt:
Class 2 Notes	$357	$511
Other Short Term Debt	414	456

Total Short Term Debt	$771	$967

Note D — Operations by Geographic Area

The following presents information by geographic area:

	March 31,	December 31,
	2003	2002
	(unaudited)

	(in thousands)
Identifiable assets:
United States	$801	$1,243
United Kingdom	3	65

	$804	$1,308

Long lived assets:
United States	$53	$59
United Kingdom	—	—

	$53	$59

	Three Months Ended
	March 31,

	2003	2002

	(unaudited)
	(in thousands)
Net revenues from unaffiliated customers:
United States	$412	$70
Untied Kingdom	—	253

	$412	$323

Earnings (loss) from operations before income taxes:
United States	$(340)	$(635)
United Kingdom	(12)	(90)

	$(352)	$(725)

Depreciation and amortization expense:
United States	$81	$129
United Kingdom	—	14

	$81	$143

Capital expenditures:
United States	$2	$—
United Kingdom	—	—

	$2	$—

Net revenues by geographic area:
North America*	$410	$99
Europe	1	215
Asia	1	9

	$412	$323

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note E — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2003	2002

	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted earnings per share — income (loss) available to common stockholders
Net loss	$(352)	$(635)

*there was no effect of dilutive securities see below
Denominator for basic and diluted earnings per share — weighted average shares	9,430	9,430

*there was no effect of dilutive securities see below
BASIC AND DILUTED EARNINGS PER SHARE:
Net loss	$(0.04)	$(0.07)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.

Note F — Sale of Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company expects to receive additional royalties in excess of $100,000 a year for the three years following the sale. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which was included in gain(loss) on sales of assets in the third quarter of 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations. The Company received $5,000 in royalties under the agreement in the three months ended March 31, 2003.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Revenue generated under this agreement was $18,000 in the quarter ended March 31, 2003 and is not expected to be significant in the future.

The optical disc inspection technology included in the sale accounted for approximately $223,000 of the Company’s net revenue for the three-months ended March 31, 2002.

Note G — Related Party Transactions

At June 30, 2002, Mr. Charles Drake, the Company’s chairman, had received short-term advances from the Company of approximately $83,000. This debt was incurred by Mr. Drake in order to satisfy certain personal obligations and was evidenced by a note bearing interest at 5.5% per annum with a December 31, 2002 maturity date. At December 31, 2002, approximately $30,000 was still outstanding on the note. In March 2003, this debt obligation, including accrued interest, was paid in full. Mr. Drake received no new advances from the Company subsequent to June 30, 2002. Mr. Drake purchased $180,000 of the Company’s Class 1 Notes in March 2003 and, in connection with the purchases, received warrants for the purchase of 720,000 shares of the common stock at a conversion price of $0.25 per share.

Mr. Mark Doede, the Company’s President, advanced the Company approximately $17,000 in the first quarter of 2003. This amount is included in notes payable in the consolidated balance sheet. Additionally, Mr. Doede has voluntarily deferred approximately $49,000 of his wages as of March 31, 2003. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Mr. Arthur Harmala, the Company’s Vice President of Marketing, has voluntarily deferred approximately $19,000 of his wages as of March 31, 2003. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Maxco, Inc., the Company’s principal shareholder, advanced the Company $138,855 in 2001 to permit the Company to meet its obligations. This loan is evidenced by a written document and provides for interest at the rate of prime plus 0.5%. The Company believes that the terms of this transaction are at least as favorable as it could obtain from outside sources. Additionally, Maxco provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company has not recorded any charge for these services as the amount cannot reasonably be determined, however, the Company does expect that a charge for these services will be recorded when the amount is reasonably determinable.

Note H — Income Taxes

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

Note I — Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year quarters of $352,000 and $635,000, respectively. Further, during the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $2.2 million, $8.1 million, $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at March 31, 2003, substantially all of the Company’s $492,000 in trade accounts payable was overdue, of which $57,000 was paid subsequent to March 31, 2003. The Company also has an estimated $426,000 in amounts owed to certain regulatory agencies for which no payment arrangements have been made to date. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. Subsequent to December 31, 2002, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates, increases the maximum amount of Notes outstanding to $2.5 million and changes the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $187,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $545,000. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003. Management is projecting a cash shortfall over the next twelve months of approximately $1.2 million. Management plans to seek out additional investors for an additional $1.0 million of its debentures to cover a portion of the anticipated shortfall, which would bring the amount of debentures outstanding to the maximum allowable of $2.5 million. The Company is currently assessing its options relative to the remaining $200,000 projected shortfall. Management anticipates that it could be covered through a combination of short-term advances and further deferrals of debt repayments from certain of its debt holders. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note J — Subsequent Events

Subsequent to March 31, 2003, Mr. Drake agreed to forfeit options on 156,000 shares so that they could be distributed to other key people. These options had an exercise price of $1.07 per share. Following Mr. Drake’s relinquishment, options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share.

Subsequent to March 31, 2003, an additional $25,000 of Class 1 Notes were placed, the purchasers of which received warrants for the purchase of 100,000 shares of the Company’s common stock with a conversion price of $.25 per share. An additional $180,000 of Class 2 Notes were also placed subsequent to March 31, 2003, $150,000 of which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before August 28, 2003. If the conversion option is exercised, the note holder would receive warrants for the purchase of 600,000 shares of the Company’s common stock with a conversion price of $.25 per share.

Note K — Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

Overview

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”) used to ensure product quality during the manufacturing process. The Company’s product offerings include LCI-Professional, SharpEye and ChromaSee. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

The Company’s location outside the US is in the United Kingdom. This was a sales office with net non-current assets that are not significant. This office was closed at December 31, 2002 following the sale of the Company’s disc inspection product line (see Note F to consolidated financial statements).

LCI Professional — Integral Vision’s LCI-Professional product is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision’s display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

SharpEye — Integral Vision’s SharpEye product provides small Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, Poly OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

ChromaSee — Integral Vision’s ChromaSee product, which was introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View” representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

Results of Operations

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

Net revenues increased $89,000 (27.6%) to $412,000 in the first quarter of 2003 from $323,000 in the first quarter of 2002. The increase in net revenue was primarily attributable to $398,000 of revenue from sales of the Company’s flat panel display inspection products in the first quarter of 2003, there were no sales from that product line in the comparable 2002 period. Conversely, the first quarter of 2002 included

$223,000 of revenue from sales of the Company’s disc identification/print inspection (CDiD/CDiP) products, a product line that the Company sold in early September 2002 (see Note F to consolidated financial statements). The Company’s revenue from service activities decreased to $2,000 in the first quarter of 2003 compared to $93,000 in the comparable 2002 period.

Costs of sales decreased $29,000 (9.4%) to $281,000 (68.2% of sales) in the first quarter of 2003 compared to $310,000 (96% of sales) in the first quarter of 2002. A $66,000 increase in material costs in the 2003 period was offset by a $28,000 decrease in depreciation and amortization expense as well as a $67,000 decrease in other costs primarily related to the Company’s service activities. Depreciation expense decreased primarily due to the fact that a substantial portion of the Company’s property, plant and equipment was fully depreciated by December 31, 2002. Amortization expense decreased primarily due to the fact that the Company sold certain of its patents related to its disc identification/print inspection (CDiD/CDiP) products in September 2002 (see Note F to consolidated financial statements). Additionally, in September 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The decrease in costs related to the Company’s service activities is primarily related to the sale of the Company’s disc inspection product line, which eliminated the need for a service department in the UK. Following the sale, the Company closed its office in the United Kingdom and substantially reduced the service department in the US in the fourth quarter of 2002. In total, costs related to the Company’s service activities decreased $57,000 in the first quarter of 2003 from the comparable 2002 levels.

Marketing costs decreased $137,000 (73.7%) to $49,000 in the first quarter of 2003 compared to $186,000 in the first quarter of 2002. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $36,000 in marketing costs in the 2002 period. The remainder of the decrease in the first quarter of 2003 compared to the first quarter of 2002 was attributable to the US and was primarily attributable to workforce reductions, reduced advertising costs, and general overhead reductions. Employee related costs in the marketing division were $47,000 lower in the 2003 period. Advertising costs were $25,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $29,000 lower in the 2003 period.

General and administrative costs decreased $108,000 (34.2%) to $208,000 in the first quarter of 2003 compared to $316,000 in the first quarter of 2002. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $33,000 in general and administrative costs in the 2002 period. The remainder of the decrease in the first quarter of 2003 compared to the first quarter of 2002 was attributable to the US and was primarily attributable to workforce reductions, reduced professional fees, and general overhead reductions. Employee related costs in the general and administrative division were $20,000 lower in the 2003 period. Professional fees were $21,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $34,000 lower in the 2003 period.

Engineering and development expenditures decreased $9,000 (4.7%) to $182,000 in the first quarter of 2003 compared to $191,000 in the first quarter of 2002. Employee related costs in the engineering and development division increased $30,000 in the 2003 period compared to the first quarter of 2002. General overhead costs, primarily related to facilities and communications allocated to this department, were $39,000 lower in the 2003 period.

Other income in the first quarter of 2003 includes $18,000 for engineering fees and $5,000 of royalty income received in connection with the DaTARIUS Technologies transaction (see Note F to consolidated financial statements). Other income in the first quarter of 2002 primarily consists of gains on miscellaneous sales of fixed assets.

Interest expense increased $13,000 to $70,000 in the first quarter of 2003 compared to $57,000 in the first quarter of 2002. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to March 31, 2002 (see Note C to consolidated financial statements).

Liquidity and Capital Resources

Operating activities for the first quarter of 2003 used cash of approximately $255,000 primarily due to the Company’s loss from operations of $352,000. Decreases in accounts receivable, inventories, and other assets were offset by a decrease in accounts payable.

The Company investing activities included only the purchase of approximately $2,000 of equipment in the first quarter of 2003.

The Company’s financing activities included the receipt of $390,000 from the sale of the Company’s Class 1 Notes. The Company made principal payments of approximately $154,000 on its Class 2 Notes in the period. The Company repaid a $70,000 short-term advance from Max A. Coon, an officer of the Company. The Company received a short-term advance of approximately $17,000 from Mark R. Doede, the Company’s president.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at March 31, 2003, substantially all of the Company’s $492,000 in trade accounts payable was overdue, of which $57,000 was paid subsequent to March 31, 2003. The Company also has an estimated $426,000 in amounts owed to certain regulatory agencies for which no payment arrangements have been made to date. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. Subsequent to December 31, 2002, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extends the due dates, increases the maximum amount of Notes outstanding to $2.5 million and changes the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $187,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $545,000. A principal payment of approximately $154,000 was paid to a Class 2 Note holder in January 2003. Management is projecting a cash shortfall over the next twelve months of approximately $1.2 million. Management plans to seek out additional investors for an additional $1.0 million of its debentures to cover a portion of the anticipated shortfall, which would bring the amount of debentures outstanding to the maximum allowable of $2.5 million. The Company is currently assessing its options relative to the remaining $200,000 projected shortfall. Management anticipates that it could be covered through a combination of short-term advances and further deferrals of debt repayments from certain of its debt holders. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2003, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Exchange Rates — The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. This office was closed at December 31, 2002 due to the sales of the Company’s packaging and disc inspection product lines. On a consolidated basis the Company denominates sales in the following currencies:

❖	US Dollars
❖	Pound Sterling
❖	Euros
❖	Yen

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 2003, the Company had no open positions.

Item 4. Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(c)	Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, Integral Vision issues warrants for the purchase of the Company’s common stock in connection with placements of debt under the plan. In March 2003, the holders of Class 1 and Class 2 Notes at December 31, 2002 agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. In the quarter ended March 31, 2003, warrants for the purchase of 1,560,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $390,000 of the Class 1 Notes. Mr. Charles J. Drake, the Company’s chairman, purchased $180,000 of these Notes for which he also received warrants for the purchase of 720,000 shares of the Company’s common stock. Subsequent to March 31, 2003, an additional $25,000 of the Class 1 Notes was placed for which the purchaser also received warrants for the purchase of 100,000 shares of the Company’s common stock. As of May 14, 2003, the purchasers of Class 1 Notes have received warrants for the purchase of 4,740,000 shares of the Company’s common stock with a conversion price of $.25 per share. In total, in connection with Note purchases under this plan, Mr. Drake has received warrants for the purchase of 1,770,000 shares of the Company’s common stock. Additionally, Max A. Coon (a director of the Company) and Maxco, Inc. (a 25% owner of the Company) have received warrants for the purchase of the Company’s common stock totaling 270,000 shares and 240,000 shares, respectively. The cash received in connection with this plan has been used to fund working capital needs.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. As of May 14, 2003, $1,087,000 of the Class 2 Notes had been placed, of which $537,000 were still outstanding. In connection with the payoff of their notes, Purchasers of Class 2 Notes have received warrants for the purchase of 183,141 shares of the Company’s common stock with a conversion price of $.25 per share. The holders of the remaining $537,000 will also receive warrants when their notes are paid off, the amount of which will be determined at the pay off date.

The notes and warrants were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There have been fifteen purchasers, some of whom have purchased on more than one occasion. Of these, four of the purchasers are related entities or insiders of the Company. Five of the purchasers is a client, or relative of the principal, of one State of California registered investment advisor. All of the purchasers are either “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).
99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(b)	Reports on Form 8-K:

(1)	On March 18, 2003, a Form 8-K was filed to report the resignation of the Company’s certifying accountant.
(2)	On March 24, 2003, a Form 8-K/A was filed to amend an 8-K filed on March 18, 2003 reporting the resignation of the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date:	May 14, 2003	/S/ CHARLES J. DRAKE Charles J. Drake Chairman of the Board and Chief Executive Officer

Date:	May 14, 2003	/S/ MARK R. DOEDE Mark R. Doede President, Chief Operating Officer, and Chief Financial Officer

CERTIFICATION

I, Charles J. Drake, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Integral Vision, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

/S/ Charles J. Drake

Charles J. Drake Chairman of the Board and Chief Executive Officer

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/S/ Mark R. Doede Mark R. Doede President, Chief Operating Officer, and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.