Form 10-Q
period 2003-06-30
INTEGRAL VISION INC
filed 2003-08-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 2003.

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

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of July 31, 2003 was 9,429,901.

INTEGRAL VISION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$25	$81
Accounts receivable, less allowance of $166,000 ($170,000 in 2002)	93	153
Inventories — Note A	125	328
Note Receivable — Note G	—	30
Other current assets	12	51

TOTAL CURRENT ASSETS	255	643
PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	153	153
Furniture and fixtures	73	73
Vehicles	18	18
Computer equipment	205	203

	492	490
Less accumulated depreciation	(447)	(431)

	45	59
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $7,398,000 ($7,301,000 in 2002) — Note A	419	516
Patents, less accumulated amortization of $405,000 ($382,000 in 2002) — Note A	68	90

	487	606

	$787	$1,308

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets — Continued

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable — Notes C & G	$1,092	$967
Accounts payable	485	678
Accrued compensation and related costs — Note G	326	331
Accrued state income taxes — Note B	201	204
Accrued interest — Note C	255	170
Other accrued liabilities	92	95
Customer deposits	—	204
Current maturities of long-term debt — Note C	257	—

TOTAL CURRENT LIABILITIES	2,708	2,649
LONG-TERM DEBT, less current maturities and O.I.D. — Note C	1,111	962

TOTAL LIABILITIES	3,819	3,611
STOCKHOLDERS’ DEFICIT
Common stock, without par value, stated value $.20 per share; 25,000,000 shares authorized; 9,429,901 shares issued and outstanding	1,886	1,886
Additional paid-in capital	31,497	31,376
Accumulated deficit	(36,415)	(35,565)

Total Stockholders’ Deficit	(3,032)	(2,303)

	$787	$1,308

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,
	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$128	$503
Costs of sales:
Direct costs of sales	43	256
Depreciation and amortization	66	89

Total costs of sales	109	345

Gross margin	19	158
Other costs and expenses:
Marketing	60	160
General and administrative	221	393
Engineering and development	174	204

Total other costs and expenses	455	757

Operating loss	(436)	(599)
Other income	22	13
Interest expense — Note C	(84)	(56)
Foreign currency translation loss — Note L	—	(208)

Loss from operations before income taxes	(498)	(850)
Provision(benefit) for income taxes	—	—

Net loss	$(498)	$(850)

Basic and diluted earnings per share:
Net loss	$(0.05)	$(0.09)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Six Months Ended June 30,
	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$540	$826
Costs of sales:
Direct costs of sales	258	472
Depreciation and amortization	132	183

Total costs of sales	390	655

Gross margin	150	171
Other costs and expenses:
Marketing	109	346
General and administrative	429	709
Engineering and development	356	395

Total other costs and expenses	894	1,450

Operating loss	(744)	(1,279)
Other income	48	25
Interest expense — Note C	(154)	(113)
Foreign currency translation loss — Note L	—	(208)

Loss from operations before income taxes	(850)	(1,575)
Provision (benefit) for income taxes — Note B	—	(90)

Net loss	$(850)	$(1,485)

Basic and diluted earnings per share:
Net loss	$(0.09)	$(0.16)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficit

	Number of
	Common
	Shares		Additional	Accumulated
	Outstanding	Common Stock	Paid-In Capital	Deficit	Total

	(in thousands, except number of common shares outstanding)
Balance At December 31, 2002	9,429,901	$1,886	$31,376	$(35,565)	$(2,303)
Net loss for the period				(850)	(850)
Issuance of warrants			121		121

Balance At June 30, 2003	9,429,901	$1,886	$31,497	$(36,415)	$(3,032)

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2003	2002

	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(850)	$(1,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	97
Amortization	157	178
Changes in operating assets and liabilities:
Accounts receivable	60	48
Inventories	203	155
Prepaid and other	69	227
Accounts payable and other current liabilities	(296)	(320)

Net Cash Used In Operating Activities	(641)	(1,100)
Investing Activities
Purchase of property and equipment	(2)	—
Other	(1)	(5)

Net Cash Used In Investing Activities	(3)	(5)
Financing Activities
Proceeds from sale of Class 2 Notes	405	250
Repayments on Class 2 Notes	(259)
Proceeds from other short term notes	27
Repayments on short term notes	(75)
Proceeds from sale of Class 1 Notes, net of discount	369	493
Proceeds from sale of warrants	121	97

Net Cash Provided By Financing Activities	588	840

Effect of Exchange Rate Changes on Cash	—	211

Decrease in Cash	(56)	(54)
Cash at Beginning of Period	81	125

Cash at End of Period	$25	$71

Supplemental cash flow disclosure:
Interest Paid	$33	$31

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2003
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 2003 and December 31, 2002, inventories consisted of the following (net of allowance of $605,000 at June 30, 2003 and $561,000 at December 31, 2002):

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(in thousands)
Raw materials	$82	$112
Work in process	43	216

	$125	$328

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the six months ended June 30, 2003, sales to three of the Company’s customers represented $514,000 of the Company’s total revenue of $540,000 for the period. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $5,000 for the six months ended June 30, 2003 and $63,000 for the comparable 2002 period.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at June 30, 2003.

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

Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Dividend yield	0.0%	0.0%
Expected stock price volatility	1.172	0.833
Risk free interest rate	2.0%	3.0%
Expected life of options (years)	7.00	7.40

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(in thousands, except per share data)
Net loss:
Net loss, as reported	$(498)	$(850)	$(850)	$(1,485)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6)	(8)	(6)	(16)

Pro forma net loss	$(504)	$(858)	$(856)	$(1,501)

Basic and diluted earnings per share:
Basic and diluted — as reported	$(0.05)	$(0.09)	$(0.09)	$(0.16)

Basic and diluted — pro forma	$(0.05)	$(0.09)	$(0.09)	$(0.16)

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

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In January 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price of $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. In March 2002, 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares were granted with an exercise price of $.24 per share. In May 2003, 180,000 qualified stock options for the purchase of common shares were granted with an exercise price equal to the market price at the close of trading on the grant dates. Options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 156,000 shares so that they could be distributed to other key people. These options had an exercise price of $1.07 per share. At June 30, 2003, there were options outstanding to purchase 1,053,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, Integral Vision issues warrants for the purchase of the Company’s common stock in connection with placements of debt under the plan. In March 2003, the holders of Class 1 and Class 2 Notes at December 31, 2002 agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. During the six months ended June 30, 2003, warrants for the purchase of 1,960,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $490,000 of the Class 1 Notes. Mr. Charles J. Drake, the Company’s chairman, purchased $180,000 of these Notes for which he also received warrants for the purchase of 720,000 shares of the Company’s common stock. Additionally, warrants for the purchase of 50,671 shares of the Company’s common stock were issued in connection with payments made on Class 2 Notes. At June 30, 2003, warrants for the purchase of 5,273,812 shares of the Company’s common stock had been issued under the plan with a conversion price of $.25 per share. In total, in connection with note purchases under this plan, Mr. Drake has received warrants for the purchase of 1,770,000 shares of the Company’s common stock. Additionally, Max A. Coon (a director of the Company) and Maxco, Inc. (a 25% owner of the Company) have received warrants for the purchase of the Company’s common stock totaling 270,000 shares and 240,000 shares, respectively. Certain holders of Class 2 Notes at June 30, 2003 have the option to convert their notes to Class 1 Notes which would result in additional warrants for the purchase of 1,220,000 shares of the Company’s common stock. Subsequent to June 30, 2003, holders of $255,000 worth of Class 2 Notes exercised their conversion option and converted their notes to Class 1 Notes at which time they also received warrants for the purchase of 1,020,000 shares of the Company’s common stock with a conversion price of $.25 per share.

Subsequent to June 30, 2003, warrants for the purchase of 680,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $170,000 of Class 1 Notes. Included in these amounts were $30,000 of Class 1 Notes that were purchased by Mr. Drake, for which he also received warrants for the purchase of 120,000 shares of the Company’s common stock with a conversion price of $.25 per share. An additional $75,000 of Class 2 Notes were also placed subsequent to June 30, 2003, which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before September 26, 2003. If the conversion option is exercised, the note holder would receive warrants for the purchase of 300,000 shares of the Company’s common stock with a conversion price of $.25 per share.

Subsequent to June 30, 2003, the Board of Directors increased the amount of Notes that could be outstanding to $4.0 million.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2004, all of which were outstanding at June 30, 2003. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At June 30, 2003, the holders of these warrants had the right to purchase up to 2,139,368 shares of the Company’s common stock at $4.49 per share.

A summary of the outstanding warrants and options at June 30, 2003 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding	Remaining Life	Exercisable

		(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$4.49	2,139	4.04	2,139
2001 Note and Warrant Purchase Agreement (1)	$0.25	5,274	2.94	5,274
Qualified ISO Plan	$6.55	58	0.18	58
1995 Employee Stock Option Plan	$1.02	498	7.27	378
1999 Employee Stock Option Plan	$0.23	497	8.67	142

	$1.41	8,466	3.79	7,991

(1)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price.

Comprehensive Income

The Company displays components of accumulated comprehensive income (loss), if any, in the Consolidated Statement of Stockholders’ Deficit. The components of comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net loss	$(498)	$(850)	$(850)	$(1,485)
Translation adjustments	—	213	—	211

	$(498)	$(637)	$(850)	$(1,274)

Recently Issued Accounting Standards

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, as amended by FASB Statement No. 148, which are included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q.

In April 2003 the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging

Activities.” This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. It is not expected that the provisions of Statement No. 149 will have a material impact on the financial position or results of operations of the Company.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. It is not expected that the provisions of Statement No. 150 will have a material impact on the financial position of the Company.

Note B — Sale of Welding Controls Division

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note (WTC note). The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note H to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At June 30, 2003, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $201,000 was outstanding at June 30, 2003 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

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

Note C — Long-Term Debt and Other Financing Arrangements

At December 31, 2002, under the terms of the Company’s Note and Warrant Purchase Agreement, as amended, the Company could issue up to $2.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Note holders. There was approximately $215,000 in principal and interest due to the Class 1 Note holders at December 31, 2002. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $187,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $475,000. Class 1 Notes issued subsequent to December 31, 2002 have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock (see Note A to consolidated financial statements). The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future.

During the six months ended June 30, 2003, $490,000 of the Class 1 Notes were placed, $180,000 of which were purchased by the Company’s chairman Charles J Drake. At June 30, 2003, a total of $1,590,000 of the Class 1 Notes had been placed. Mr. Drake has purchased a total of $530,000 of the Company’s Class 1 Notes and Max A. Coon (a director of the Company) has purchased a total of $90,000 of the Company’s Class 1 Notes.

During the six months ended June 30, 2003, $405,000 of the Class 2 Notes were placed. The Company made principal payments of approximately $259,000 to Class 2 Note holders in the six months ended June 30, 2003. The outstanding principal balance on the Class 2 Notes was $657,000 at June 30, 2003. Certain holders of Class 2 Notes at June 30, 2003 have the option to convert their notes to Class 1 Notes. Subsequent to June 30, 2003, holders of $255,000 worth of Class 2 Notes exercised their conversion option and converted their notes to Class 1 Notes.

Subsequent to June 30, 2003, $170,000 of Class 1 Notes were purchased, $30,000 of which were purchased by the Company’s chairman Charles J Drake. An additional $75,000 of Class 2 Notes were also placed subsequent to June 30, 2003, which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before September 26, 2003.

Subsequent to June 30, 2003, the Board of Directors increased the amount of Notes that could be outstanding to $4.0 million.

At June 30, 2003, the Company had short-term notes payable to related parties of approximately $435,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $196,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner); a $10,000 obligation to Charles J. Drake (the Company’s chairman); and an $11,000 obligation to Mark R. Doede (the Company’s president). These notes have interest rates ranging from 5.5% to 8.0% and are due on demand.

A summary of the Company’s debt obligations is as follows:

	June 30,	December 31,
	2003	2002

	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,590	$1,100
Less Original Issue Discount	(222)	(138)
Less Current Maturities	(257)	—

Net Long Term Debt	$1,111	$962

Short Term Debt:
Class 2 Notes	$657	$511
Other Short Term Debt	435	456

Total Short Term Debt	$1,092	$967

Note D — Operations by Geographic Area

The following presents information by geographic area:

	June 30,
	2003	December 31,
	(unaudited)	2002

	(in thousands)
Identifiable assets:
United States	$779	$1,243
United Kingdom	8	65

	$787	$1,308

Long lived assets:
United States	$45	$59
United Kingdom	—	—

	$45	$59

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(unaudited)
		(in thousands)
Net revenues from unaffiliated customers:
United States	$128	$329	$540	$399
Untied Kingdom	—	174	—	427

	$128	$503	$540	$826

Earnings (loss) from operations before income taxes:
United States	$(499)	$(438)	$(839)	$(1,073)
United Kingdom	1	(412)	(11)	(502)

	$(498)	$(850)	$(850)	$(1,575)

Depreciation and amortization expense:
United States	$92	$126	$173	$255
United Kingdom	—	6	—	20

	$92	$132	$173	$275

Capital expenditures:
United States	$—	$—	$2	$—
United Kingdom	—	—	—	—

	$—	$—	$2	$—

Net revenues by geographic area:
North America*	$59	$68	$469	$167
Europe	—	173	1	388
Asia	69	262	70	271

	$128	$503	$540	$826

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note E — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

		(unaudited)
		(in thousands, except per share data)
Numerator for basic and diluted earnings per share – income (loss) available to common stockholders
Net loss	$(498)	$(850)	$(850)	$(1,485)

*there was no effect of dilutive securities see below
Denominator for basic and diluted earnings per share – weighted average shares	9,430	9,430	9,430	9,430

*there was no effect of dilutive securities see below
BASIC AND DILUTED EARNINGS PER SHARE:
Net loss	$(0.05)	$(0.09)	$(0.09)	$(0.16)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.

Note F — Sale of Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company expects to receive additional royalties in excess of $100,000 a year for the three years following the sale. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which was included in gain(loss) on sales of assets in the third quarter of 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations. The Company received $21,000 in royalties under the agreement in the six months ended June 30, 2003.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Revenue generated under this agreement was $18,000 in the six months ended June 30, 2003 and is not expected to be significant in the future.

The optical disc inspection technology included in the sale accounted for approximately $208,000 and $431,000 of the Company’s net revenue for the three and six months ended June 30, 2002, respectively.

Note G — Related Party Transactions

Mr. Charles Drake, the Company’s chairman, has purchased $530,000 of the Company’s Class 1 Notes through June 30, 2003, all of which were outstanding at June 30, 2003. Additionally, subsequent to June 30, 2003, Mr. Drake purchased an additional $30,000 of the Company’s Class 1 Notes. In connection with the purchases, Mr. Drake received warrants for the purchase of 1,890,000 shares of the Company’s common stock with a conversion price of $0.25 per share. Mr. Drake also advanced the Company $10,000 in the quarter ended June 30, 2003, which is included in notes payable in the consolidated balance sheet.

Mr. Mark Doede, the Company’s President, has advances to the Company of approximately $11,000 at June 30, 2003. This amount is included in notes payable in the consolidated balance sheet. Additionally, Mr. Doede has voluntarily deferred approximately $58,000 of his wages as of June 30, 2003. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Mr. Arthur Harmala, the Company’s Vice President of Marketing, has voluntarily deferred approximately $19,000 of his wages as of June 30, 2003. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

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

Note I — Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year six month periods of $850,000 and $1.5 million, respectively. Further, during the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $2.2 million, $8.1 million, $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at June 30, 2003, substantially all of the Company’s $485,000 in trade accounts payable was overdue, of which $83,000 was paid subsequent to June 30, 2003. The Company also has an estimated $421,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003 and further increased to $4.0 million in August 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million and changed the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $187,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $475,000. Management is projecting a cash shortfall over the next twelve months of approximately $1.4 million. Management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $3.0 million. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note J — Subsequent Events

Subsequent to June 30, 2003, holders of $255,000 worth of Class 2 Notes exercised their conversion option and converted their notes to Class 1 Notes at which time they also received warrants for the purchase of 1,020,000 shares of the Company’s common stock with a conversion price of $.25 per share. An additional $75,000 of Class 2 Notes were also placed subsequent to June 30, 2003, which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before September 26, 2003. If the conversion option is exercised, the note holder would receive warrants for the purchase of 300,000 shares of the Company’s common stock with a conversion price of $.25 per share.

Subsequent to June 30, 2003, warrants for the purchase of 680,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $170,000 of Class 1 Notes. Included in these amounts were $30,000 of Class 1 Notes that were purchased by Mr. Drake, for which he also received warrants for the purchase of 120,000 shares of the Company’s common stock with a conversion price of $.25 per share.

Subsequent to June 30, 2003, the Board of Directors increased the amount of Notes that could be outstanding to $4.0 million.

Note K — Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Note L — Foreign Currency Translation Adjustment

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

Lifetime Tester — Integral Vision’s Lifetime Tester product, which was introduced in 2003, evaluates changes in display luminance, color and other performance characteristics over time. The Lifetime Tester facilitates the process of comparing different display manufacturing processes and formulas by evaluating large numbers of samples side by side to determine their life characteristics. This allows design and process engineers to efficiently evaluate the effectiveness of proposed design and process changes off line prior to implementation.

Results of Operations

Three Months Ended June 30, 2003 Compared with Three Months Ended June 30, 2002

Net revenues decreased $375,000 (74.6%) to $128,000 in the second quarter of 2003 from $503,000 in the second quarter of 2002. The decrease in net revenue was partially attributable to the fact that sales of the Company’s flat panel display inspection products totaled $73,000 in the second quarter of 2003 compared to $187,000 in the comparable 2002 period. Additionally, the second quarter of 2002 included $208,000 of revenue from sales of the Company’s disc identification/print inspection (CDiD/CDiP) products, a product line that the Company sold in early September 2002 (see Note F to consolidated financial statements). The Company’s revenue from service activities decreased to $11,000 in the second quarter of 2003 compared to $71,000 in the comparable 2002 period.

Costs of sales decreased $236,000 (68.4%) to $109,000 (85.2% of sales) in the second quarter of 2003 compared to $345,000 (68.6% of sales) in the second quarter of 2002. In the 2003 period compared to the 2002 period there was a $120,000 decrease in material costs, a $23,000 decrease in depreciation and amortization expense, and a $93,000 decrease in other costs primarily related to the Company’s service activities. Depreciation expense decreased primarily due to the fact that a substantial portion of the Company’s property, plant and equipment was fully depreciated by December 31, 2002. Amortization expense decreased primarily due to the fact that the Company sold certain of its patents related to its disc identification/print inspection (CDiD/CDiP) products in September 2002 (see Note F to consolidated financial statements). Additionally, in September 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The decrease in costs related to the Company’s service activities is primarily related to the sale of the Company’s disc inspection product line, which eliminated the need for a service department in the UK. Following the sale, the Company closed its office in the United Kingdom and substantially reduced the service department in the US in the fourth quarter of 2002. In total, costs related to the Company’s service activities decreased $51,000 in the second quarter of 2003 from the comparable 2002 levels.

Marketing costs decreased $100,000 (62.5%) to $60,000 in the second quarter of 2003 compared to $160,000 in the second quarter of 2002. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $17,000 in marketing costs in the 2002 period. The remainder of the decrease in the second quarter of 2003 compared to the second quarter of 2002 was attributable to the US and was primarily attributable to workforce reductions, reduced advertising costs, and general overhead reductions. Employee related costs in the marketing division were $40,000 lower in the 2003 period. Advertising costs were $28,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $15,000 lower in the 2003 period.

General and administrative costs decreased $172,000 (43.8%) to $221,000 in the second quarter of 2003 compared to $393,000 in the second quarter of 2002. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $122,000 in general and administrative costs in the 2002 period. The remainder of the decrease in the second quarter of 2003 compared to the second quarter of 2002 was attributable to the US and was primarily attributable to reduced professional fees and general overhead reductions. Professional fees were $19,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $31,000 lower in the 2003 period.

Engineering and development expenditures decreased $30,000 (14.7%) to $174,000 in the second quarter of 2003 compared to $204,000 in the second quarter of 2002. Employee related costs in the engineering and development division increased $7,000 in the 2003 period compared to the second quarter of 2002. General overhead costs, primarily related to facilities and communications allocated to this department, were $37,000 lower in the 2003 period.

Other income in the second quarter of 2003 primarily consists of royalty income received in connection with the DaTARIUS Technologies transaction (see Note F to consolidated financial statements). Other income in the second quarter of 2002 primarily consists of gains on miscellaneous sales of fixed assets.

Interest expense increased $28,000 to $84,000 in the second quarter of 2003 compared to $56,000 in the second quarter of 2002. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to June 30, 2002 (see Note C to consolidated financial statements).

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

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net revenues decreased $286,000 (34.6%) to $540,000 in the 2003 period compared to $826,000 in the 2002 comparable period. The 2002 period included $431,000 of revenue from sales of the Company’s disc identification/print inspection (CDiD/CDiP) products, a product line that the Company sold in early September 2002 (see Note F to consolidated financial statements). The Company’s revenue from service activities decreased to $13,000 in the 2003 period compared to $164,000 in the comparable 2002 period. The decrease in net revenue was partially offset by an increase in sales of the Company’s flat panel display inspection products, which totaled $471,000 in the 2003 period compared to $187,000 in the comparable 2002 period.

Costs of sales decreased $265,000 (40.5%) to $390,000 (72.2% of sales) in the 2003 period compared to $655,000 (79.3% of sales) in the 2002 comparable period. In the 2003 period compared to the 2002 period there was a $84,000 decrease in material costs, a $51,000 decrease in depreciation and amortization expense, and a $130,000 decrease in other costs primarily related to the Company’s service activities. Depreciation expense decreased primarily due to the fact that a substantial portion of the Company’s property, plant and equipment was fully depreciated by December 31, 2002. Amortization expense decreased primarily due to the fact that the Company sold certain of its patents related to its disc identification/print inspection (CDiD/CDiP) products in September 2002 (see Note F to consolidated financial statements). Additionally, in September 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The decrease in costs related to the Company’s service activities is primarily related to the sale of the Company’s disc inspection product line, which eliminated the need for a service department in the UK. Following the sale, the Company closed its office in the United Kingdom and substantially reduced the service department in the US in the fourth quarter of 2002. In total, costs related to the Company’s service activities decreased $108,000 in the 2003 period from the comparable 2002 levels.

Marketing costs decreased $237,000 (68.5%) to $109,000 in the 2003 period compared to $346,000 in the 2002 comparable period. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $53,000 in marketing costs in the 2002 period. The remainder of the decrease in the 2003 period compared to the 2002 period was attributable to the US and was primarily attributable to workforce reductions, reduced advertising costs, and general overhead reductions. Employee related costs in the marketing division were $87,000 lower in the 2003 period. Advertising costs were $53,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $44,000 lower in the 2003 period.

General and administrative costs decreased $280,000 (39.5%) to $429,000 in the 2003 period compared to $709,000 in the 2002 comparable period. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $155,000 in general and administrative costs in the 2002 period. The remainder of the decrease in the 2003 period compared to the 2002 period was attributable to the US and was primarily attributable to workforce reductions, reduced professional fees and general overhead reductions. Employee related costs in the general and administrative division were $15,000 lower in the 2003 period. Professional fees were $40,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $70,000 lower in the 2003 period.

Engineering and development expenditures decreased $39,000 (9.9%) to $356,000 in the 2003 period compared to $395,000 in the 2002 comparable period. Employee related costs in the engineering and development division increased $37,000 in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $76,000 lower in the 2003 period.

Other income in the 2003 period includes $18,000 for engineering fees and $21,000 of royalty income received in connection with the DaTARIUS Technologies transaction (see Note F to consolidated financial statements). Other income in the 2002 period primarily consists of gains on miscellaneous sales of fixed assets.

Interest expense increased $41,000 to $154,000 in the 2003 period compared to $113,000 in the 2002 period. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to June 30, 2002 (see Note C to consolidated financial statements).

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

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2003 used cash of approximately $641,000 primarily due to the Company’s loss from operations of $850,000. Decreases in accounts receivable, inventories, and other assets were offset by a decrease in accounts payable.

The Company investing activities included primarily the purchase of approximately $2,000 of equipment in 2003.

The Company’s financing activities included the receipt of $490,000 from the sale of the Company’s Class 1 Notes and $405,000 from the sale of the Company’s Class 2 Notes. The Company made principal payments of approximately $259,000 on its Class 2 Notes in the period. The Company repaid a $70,000 short-term advance from Max A. Coon, an officer of the Company and repaid approximately $5,000 on a short-term advance from Mark Doede, the Company’s president. The Company received a short-term advances of approximately $17,000 from Mark Doede, the Company’s president, and $10,000 from Charles Drake, the Company’s chairman.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at June 30, 2003, substantially all of the Company’s $485,000 in trade accounts payable was overdue, of which $83,000 was paid subsequent to June 30, 2003. The Company also has an estimated $421,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003 and further increased to $4.0 million in August 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million and changed the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $310,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $187,000. The Class 2 Notes were modified to have a due date, both principal and accrued interest, of September 30, 2003. Principal and interest due on the Class 2 notes on September 30, 2003 is projected to be approximately $475,000. Management is projecting a cash shortfall over the next twelve months of approximately $1.4 million. Management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $3.0 million. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2003, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at June 30, 2003.

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

Foreign Exchange Rates — The Company’s location outside the US is in the United Kingdom. This is a sales office with net non-current assets that are not significant. This office was closed at December 31, 2002 due to the sales of the Company’s packaging and disc inspection product lines. On a consolidated basis the Company denominates sales in the following currencies:

❖ US Dollars ❖ Pound Sterling ❖ Euros ❖ Yen

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 2003, the Company had no open positions.

Item 4. Disclosure Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of the Registrant’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were adequate to ensure that information required to be disclosed by the Registrant in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(c)	Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, Integral Vision issues warrants for the purchase of the Company’s common stock in connection with placements of debt under the plan. In March 2003, the holders of Class 1 and Class 2 Notes at December 31, 2002 agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. In the quarter ended June 30, 2003, warrants for the purchase of 400,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $100,000 of the Class 1 Notes. Additionally, warrants for the purchase of 50,671 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the repayment of $105,000 of the Class 2 Notes. Subsequent to June 30, 2003, holders of $255,000 worth of Class 2 Notes exercised their conversion option and converted their notes to Class 1 Notes at which time they received warrants for the purchase of 1,020,000 shares of the Company’s common stock with a conversion price of $.25 per share. Also subsequent to June 30, 2003, warrants for the purchase of 680,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $170,000 of Class 1 Notes. Included in these amounts were $30,000 of Class 1 Notes that were purchased by Mr. Drake, for which he also received warrants for the purchase of 120,000 shares of the Company’s common stock with a conversion price of $.25 per share. An additional $75,000 of Class 2 Notes were also placed subsequent to June 30, 2003, which have a conversion option which would allow the note holder to convert the Class 2 Note to a Class 1 Note on or before September 26, 2003. If the conversion option is exercised, the note holder would receive warrants for the purchase of 300,000 shares of the Company’s common stock with a conversion price of $.25 per share. Subsequent to June 30, 2003, the Board of Directors increased the amount of Notes that could be outstanding to $4.0 million. As of August 14, 2003, the purchasers of Class 1 or Class 2 Notes have received warrants for the purchase of 6,981,291 shares of the Company’s common stock with a conversion price of $.25 per share. In total, in connection with Note purchases under this plan, Mr. Drake has received warrants for the purchase of 1,890,000 shares of the Company’s common stock. Additionally, Max A. Coon (a director of the Company) and Maxco, Inc. (a 25% owner of the Company) have received warrants for the purchase of the Company’s common stock totaling 270,000 shares and 240,000 shares, respectively. The cash received in connection with this plan has been used to fund working capital needs.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding. As of August 14, 2003, $1,312,000 of the Class 2 Notes had been placed, of which $437,000 were still outstanding. The holders of the remaining $437,000 will also receive warrants when their notes are paid off, the amount of which will be determined at the pay off date.

The notes and warrants were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There have been fifteen purchasers, some of whom have purchased on more than one occasion. Of these, four of the purchasers are related entities or insiders of the Company. Five of the purchasers is a client, or relative of the principal, of one State of California registered investment advisor. To the best of the Company’s knowledge, all of the purchasers are either “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on May 28, 2003. The matters voted upon were the election of directors, an amendment to the articles of incorporation and other business, which may come before the meeting (of which there was none). The results of votes were as follows:

1)	Election of directors:

	For	Withheld

Craig A. Black	8,782,956	181,868
Max A. Coon	8,779,456	185,368
Charles J. Drake	8,778,256	186,568
Samuel O. Mallory	8,776,256	188,568
Vincent Shunsky	8,779,956	184,858
William B. Wallace	8,788,776	176,048

2)	Amendment to Articles of Incorporation

The Company is authorized to amend its articles of incorporation to increase the number of shares of common stock which it is authorized to issue from 20,000,000 to 25,000,000.

For	Against	Abstain

8,663,959	269,905	30,960

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).
4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).
4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).
4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

Exhibit
Number	Description of Document

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).
4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).
10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).
10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).
10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).
10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).
10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
16	Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

•	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	There were no reports on Form 8-K filed in the quarter ended June 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date:	August 14, 2003	/S/ CHARLES J. DRAKE Charles J. Drake Chairman of the Board and Chief Executive Officer

Date:	August 14, 2003	/S/ MARK R. DOEDE Mark R. Doede President, Chief Operating Officer, and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-31.1	Certification of Chief Executive Officer pursuant to Section 302.

EX-31.2	Certification of Chief Financial Officer pursuant to Section 302.

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.