Form 10-Q
period 2003-09-30
INTEGRAL VISION INC
filed 2003-11-14
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended September 30, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2191935 (I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan (Address of principal executive offices)	48335 (Zip Code)

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
YES                NO    ✓

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of September 30, 2003 was 9,429,901.

INTEGRAL VISION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002
	(Unaudited)

	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$50	$81
Accounts receivable, less allowance of $168,000 ($170,000 in 2002)	16	153
Inventories — Note A	121	328
Note Receivable — Note G	—	30
Other current assets	39	51

TOTAL CURRENT ASSETS	226	643
PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	153	153
Furniture and fixtures	72	73
Vehicles	18	18
Computer equipment	202	203

	488	490
Less accumulated depreciation	(452)	(431)

	36	59
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $7,447,000 ($7,301,000 in 2002) — Note A	371	516
Patents, less accumulated amortization of $416,000 ($382,000 in 2002) — Note A	57	90

	428	606

	$690	$1,308

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets — Continued

	September 30,	December 31,
	2003	2002
	(Unaudited)

	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable — Notes C & G	$727	$967
Accounts payable	402	678
Accrued compensation and related costs — Note G	289	331
Accrued state income taxes — Note B	183	204
Accrued interest — Note C	322	170
Other accrued liabilities	78	95
Customer deposits	—	204
Current maturities of long-term debt — Note C	461	—

TOTAL CURRENT LIABILITIES	2,462	2,649
LONG-TERM DEBT, less current maturities and O.I.D. — Note C	1,603	962

TOTAL LIABILITIES	4,065	3,611
STOCKHOLDERS’ DEFICIT
Common stock, without par value, stated value $.20 per share; 25,000,000 shares authorized; 9,429,901 shares issued and outstanding	1,886	1,886
Additional paid-in capital	31,694	31,376
Accumulated deficit	(36,955)	(35,565)

Total Stockholders’ Deficit	(3,375)	(2,303)

	$690	$1,308

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended September 30,
	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$37	$556
Costs of sales:
Direct costs of sales	27	284
Depreciation and amortization	65	156

Total costs of sales	92	440

Gross margin (loss)	(55)	116
Other costs and expenses:
Marketing	49	141
General and administrative	202	202
Engineering and development	153	217

Total other costs and expenses	404	560

Operating loss	(459)	(444)
Gain (loss) on sales of assets	(1)	111
Interest income and other	23	30
Interest expense — Note C	(104)	(59)
Foreign currency translation loss — Note L	1	9

Loss from operations before income taxes	(540)	(353)
Provision(benefit) for income taxes	—	—

Net loss	$(540)	$(353)

Basic and diluted earnings per share:
Net loss	$(0.06)	$(0.04)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Nine Months Ended September 30,
	2003	2002

	(Unaudited)
	(In thousands, except per share data)
Net revenues	$577	$1,382
Costs of sales:
Direct costs of sales	285	756
Depreciation and amortization	197	339

Total costs of sales	482	1,095

Gross margin	95	287
Other costs and expenses:
Marketing	158	487
General and administrative	631	911
Engineering and development	509	612

Total other costs and expenses	1,298	2,010

Operating loss	(1,203)	(1,723)
Gain (loss) on sales of assets	(1)	129
Interest income and other	71	37
Interest expense — Note C	(258)	(172)
Foreign currency translation loss — Note L	1	(199)

Loss from operations before income taxes	(1,390)	(1,928)
Provision(benefit) for income taxes — Note B		(90)

Net loss	$(1,390)	$(1,838)

Basic and diluted earnings per share:
Net loss	$(0.15)	$(0.19)

Weighted average number of shares of common stock and common stock equivalents, where applicable	9,430	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Deficit

	Number of
	Common
	Shares	Common	Additional Paid-	Accumulated
	Outstanding	Stock	In Capital	Deficit	Total

	(in thousands, except number of common shares outstanding)
Balance at December 31, 2002	9,429,901	$1,886	$31,376	$(35,565)	$(2,303)
Net loss for the period				(1,390)	(1,390)
Issuance of warrants			318		318

Balance at September 30, 2003	9,429,901	$1,886	$31,694	$(36,955)	$(3,375)

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002

	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(1,390)	$(1,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	24	122
Amortization	246	340
(Gain) loss on sales of assets	1	(129)
Changes in operating assets and liabilities:
Accounts receivable	137	(88)
Inventories	207	(34)
Prepaid and other	42	212
Accounts payable and other current liabilities	(350)	(147)

Net Cash Used In Operating Activities	(1,083)	(1,562)

Investing Activities
Sales (purchase) of property and equipment	(2)	40
Proceeds from sale of disc technology		100
Other	(1)	(7)

Net Cash Used In Investing Activities	(3)	133

Financing Activities
Proceeds from sale of Class 2 Notes	480	550
Repayments on Class 2 Notes	(254)	(22)
Proceeds from other short term notes	32	—
Repayments on short term notes	(102)	—
Proceeds from sale of Class 1 Notes, net of discount	581	493
Proceeds from sale of warrants	318	97

Net Cash Provided By Financing Activities	1,055	1,118

Effect of Exchange Rate Changes on Cash	—	211

Decrease in Cash	(31)	(100)
Cash at Beginning of Period	81	125

Cash at End of Period	$50	$25

Supplemental cash flow disclosure:
Interest Paid	$40	$35

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2003
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 2003 and December 31, 2002, inventories consisted of the following (net of allowance of $668,000 at September 30, 2003 and $561,000 at December 31, 2002):

	September 30,	December 31,
	2003	2002
	(Unaudited)

	(in thousands)

Raw materials	$73	$112
Work in process	5	216
Finished goods	43	—

	$121	$328

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

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (buildings - 40 years, other property and equipment - 3 to 10 years).

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the nine months ended September 30, 2003, sales to three of the Company’s customers represented $536,000 of the Company’s total revenue of $577,000 for the period. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $7,000 for the nine months ended September 30, 2003 and $74,000 for the comparable 2002 period.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at September 30, 2003.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Dividend yield	0.0%	0.0%
Expected stock price volatility	1.172	0.833
Risk free interest rate	2.0%	3.0%
Expected life of options (years)	7.00	7.40

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(540)	$(353)	$(1,390)	$(1,838)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(6)	(8)	(12)	(24)

Pro forma net loss	$(546)	$(361)	$(1,402)	$(1,862)

Basic and diluted earnings per share:
Basic and diluted — as reported	$(0.06)	$(0.04)	$(0.15)	$(0.19)

Basic and diluted — pro forma	$(0.06)	$(0.04)	$(0.15)	$(0.20)

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

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In January 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price of $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. In March 2002, 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares were granted with an exercise price of $.24 per share. In May 2003, 180,000 qualified stock options for the purchase of common shares were granted with an exercise price equal to the market price at the close of trading on the grant dates. Options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 156,000 shares so that they could be distributed to other key people. These options had an exercise price of $1.07 per share. At September 30, 2003, there were options outstanding to purchase 1,053,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, Integral Vision issues warrants for the purchase of the Company’s common stock in connection with placements of debt under the plan. In March 2003, the holders of Class 1 and Class 2 Notes at December 31, 2002 agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. In August 2003, the Board of Directors increased the amount of Notes that could be outstanding to $4.0 million. During the nine months ended September 30, 2003, warrants for the purchase of 4,740,000 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $1,185,000 of the Class 1 Notes. Mr. Charles J. Drake, the Company’s chairman, purchased $210,000 of these Notes for which he also received warrants for the purchase of 840,000 shares of the Company’s common stock. During the nine months ended September 30, 2003, warrants for the purchase of 510,000 shares of the Company’s common stock with a conversion price of $.35 per share were issued in connection with the placement of $170,000 of the Class 1 Notes. Additionally, warrants for the purchase of 58,150 shares of the Company’s common stock were issued in connection with payments made on Class 2 Notes. At September 30, 2003, warrants for the purchase of 8,571,291 shares of the Company’s common stock had been issued under the plan with conversion price of $.25 and $.35 per share. In total, in connection with note purchases under this plan, Mr. Drake has received warrants for the purchase of 1,890,000 shares of the Company’s common stock. Additionally, Max A. Coon (a director of the Company) and Maxco, Inc. (a 25% owner of the Company) have received warrants for the purchase of the Company’s common stock totaling 270,000 shares and 240,000 shares, respectively.

Subsequent to September 30, 2003, $170,000 of Class 2 Notes were placed. The holders of these Notes will receive warrants when their notes are paid off, the amount of which will be determined at the pay off date (see Note C to consolidated financial statements).

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at September 30, 2003. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At September 30, 2003, the holders of these warrants had the right to purchase up to 2,584,866 shares of the Company’s common stock at $3.72 per share.

A summary of the outstanding warrants and options at September 30, 2003 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding	Remaining Life	Exercisable

		(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$3.72	2,585	1.75	2,585
2001 Note and Warrant Purchase Agreement (1)	$0.26	8,571	3.15	8,571
Qualified ISO Plan	$9.22	8	0.80	8
1995 Employee Stock Option Plan	$1.02	498	7.02	378
1999 Employee Stock Option Plan	$0.23	497	8.41	142

	$1.03	12,159	3.22	11,684

(1)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price.

Comprehensive Income

The Company displays components of accumulated comprehensive income (loss), if any, in the Consolidated Statement of Stockholders’ Deficit. The components of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

	(unaudited)		(unaudited)
	(in thousands)		(in thousands)
Net loss	$(540)	$(353)	$(1,390)	$(1,838)
Translation adjustments	—	—	—	211

	$(540)	$(353)	$(1,390)	$(1,627)

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

Note B — Sale of Welding Controls Division

On June 30, 1999, the Company completed an agreement to sell substantially all the assets of its Welding Controls division for $25.7 million, net of costs of the sale, for cash, the assumption of certain liabilities, and a subordinated note (WTC note). The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note H to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At September 30, 2003, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $183,000 was outstanding at September 30, 2003 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

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

Note C — Long-Term Debt and Other Financing Arrangements

At December 31, 2002, under the terms of the Company’s Note and Warrant Purchase Agreement, as amended, the Company could issue up to $2.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Note holders. There was approximately $215,000 in principal and interest due to the Class 1 Note holders at December 31, 2002. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $336,000. Management is currently discussing with these note holders various options regarding the extension of the December 31, 2003 due date. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to February 2007. The principal and interest due on March 31, 2004 is projected to be approximately $203,000. Class 1 Notes issued subsequent to December 31, 2002 have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock (see Note A to consolidated financial statements). The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes have been issued, however. Outstanding Class 1 Notes may be exchanged for Class 3 Notes at the option of the Class 1 Note holder by notice to the Company on or before December 31, 2003. Class 3 Notes obtained in exchange for Class 1 Notes will be convertible into common stock of the Company at the rate of four shares of common stock for each one dollar of Class 3 Note principal converted. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. Principal and interest due on the Class 2 notes on

April 30, 2004 is projected to be approximately $324,000. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on a March 30, 2004 payoff date, the number of common shares that could be purchased with Class 2 warrants is estimated to be 475,000.

During the nine months ended September 30, 2003, $1,355,000 of the Class 1 Notes were placed, $210,000 of which were purchased by the Company’s chairman Charles J. Drake. At September 30, 2003, a total of $2,455,000 of the Class 1 Notes had been placed. Mr. Drake has purchased a total of $560,000 of the Company’s Class 1 Notes and Max A. Coon (a director of the Company) has purchased a total of $90,000 of the Company’s Class 1 Notes.

During the nine months ended September 30, 2003, $480,000 of the Class 2 Notes were placed. The Company made principal payments of approximately $254,000 to Class 2 Note holders in the nine months ended September 30, 2003. The outstanding principal balance on the Class 2 Notes was $282,000 at September 30, 2003.

Subsequent to September 30, 2003, $170,000 of Class 2 Notes were placed. The holders of these Notes will receive warrants when their notes are paid off, the amount of which will be determined at the pay off date (See discussion above).

At September 30, 2003, the Company had short-term notes payable to related parties of approximately $445,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 25% owner of the Company); a $228,000 obligation to Warren, Cameron, Faust & Asciutto, P.C. (the Company’s corporate counsel); and a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Faust & Asciutto, P.C. is a partner). These notes have interest rates ranging from 4.5% to 6.75% and are due on demand.

A summary of the Company’s debt obligations is as follows:

	September 30,	December 31,
	2003	2002

	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$2,455	$1,100
Less Original Issue Discount	(391)	(138)
Less Current Maturities	(461)	—

Net Long Term Debt	$1,603	$962

Short Term Debt:
Class 2 Notes	$282	$511
Other Short Term Debt	445	456

Total Short Term Debt	$727	$967

Note D — Operations by Geographic Area

The following presents information by geographic area:

	September 30,	December 31,
	2003	2002
	(unaudited)

	(in thousands)
Identifiable assets:
United States	$690	$1,243
United Kingdom	—	65

	$690	$1,308

Long lived assets:
United States	$36	$59
United Kingdom	—	—

	$36	$59

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(unaudited)
		(in thousands)
Net revenues from unaffiliated customers:
United States	$37	$363	$577	$762
Untied Kingdom	—	193	—	620

	$37	$556	$577	$1,382

Earnings (loss) from operations before income taxes:
United States	$(540)	$(407)	$(1,379)	$(4,584)
United Kingdom	(2)	54	(13)	2,656

	$(542)	$(353)	$(1,392)	$(1,928)

Depreciation and amortization expense:
United States	$97	$187	$270	$442
United Kingdom	—	—	—	20

	$97	$187	$270	$462

Capital expenditures:
United States	$—	$—	$2	$—
United Kingdom	—	—	—	—

	$—	$—	$2	$—

Net revenues by geographic area:
North America*	$30	$420	$499	$587
Europe	2	104	3	492
Asia	5	32	75	303

	$37	$556	$577	$1,382

*	Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note E — Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

		(unaudited)
		(in thousands, except per share data)
Numerator for basic and diluted earnings per share — income (loss) available to common stockholders Net loss	$(540)	$(353)	$(1,390)	$(1,838)

*there was no effect of dilutive securities see below
Denominator for basic and diluted earnings per share — weighted average shares	9,430	9,430	9,430	9,430

*there was no effect of dilutive securities see below
Basic and diluted earnings per share:
Net loss	$(0.06)	$(0.04)	$(0.15)	$(0.19)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A to consolidated financial statements.

Note F — Sale of Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company expects to receive additional royalties in excess of $100,000 a year for the three years following the sale. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which was included in gain(loss) on sales of assets in the third quarter of 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations. The Company received $47,000 in royalties under the agreement in the nine months ended September 30, 2003.

Included with the transaction was a Transition Services Agreement whereby Integral Vision provides assembly and agreed upon technical support services for the product line for up to twelve months after the closing date at an agreed upon rate. Revenue generated under this agreement was $18,000 in the six months ended June 30, 2003. This agreement was amended in the second quarter from a fixed monthly fee to a job by job basis.

The optical disc inspection technology included in the sale accounted for approximately $313,000 and $744,000 of the Company’s net revenue for the three and nine months ended September 30, 2002, respectively.

Note G — Related Party Transactions

Mr. Charles Drake, the Company’s chairman, has purchased $560,000 of the Company’s Class 1 Notes through September 30, 2003, all of which were outstanding at September 30, 2003. In connection with the purchases, Mr. Drake received warrants for the purchase of 1,890,000 shares of the Company’s common stock with a conversion price of $0.25 per share.

Mr. Mark Doede, the Company’s President, has voluntarily deferred approximately $22,000 of his wages as of September 30, 2003. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Mr. Arthur Harmala, the Company’s Vice President of Marketing, has voluntarily deferred approximately $19,000 of his wages as of September 30, 2003. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

Maxco, Inc., the Company’s principal shareholder, advanced the Company $138,855 in 2001 to permit the Company to meet its obligations. This loan is evidenced by a written document and provides for interest at the rate of prime plus 0.5%. The Company believes that the terms of this transaction are at least as favorable as it could obtain from outside sources. Additionally, Maxco provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company has not recorded any charge for these services to date. For future services the Company may record charges, if and when, Management, Maxco, and the Independent Directors determine the value of such services on an ongoing basis.

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

Note I — Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year nine month periods of $1.4 million and $1.9 million, respectively. Further, during the years ended December 31, 2002, 2001, 2000, 1999 and 1998, the Company incurred losses from continuing operations of $2.2 million, $8.1 million, $7.1 million, $5.7 million and $11.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at September 30, 2003, substantially all of the Company’s $401,000 in trade accounts payable was overdue, of which $13,000 was paid subsequent to September 30, 2003. The Company also has an estimated $403,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003 and further increased to $4.0 million in August 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million and changed the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $336,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to June 2007. The principal and interest due on March 31, 2004 is projected to be approximately $203,000. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes have been issued, however. Outstanding Class 1 Notes may be exchanged for Class 3 Notes at the option of the Class 1 Note holder by notice to the Company on or before December 31, 2003. Class 3 Notes obtained in exchange for Class 1 Notes will be convertible into common stock of the Company at the rate of four shares of common stock for each one dollar of Class 3 Note principal converted. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. Principal and interest due on the Class 2 notes on April 30, 2004 is projected to be approximately $324,000. Management is projecting a cash shortfall over the next twelve months of approximately $1.3 million. Management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $3.3 million. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Note J — Subsequent Events

Subsequent to September 30, 2003, $170,000 of Class 2 Notes were placed. The holders of these Notes will receive warrants when their notes are paid off, the amount of which will be determined at the pay off date. (see Note C to consolidated financial statements)

Note K — Off Balance Sheet Risk

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

Results of Operations

Three Months Ended September 30, 2003 Compared with Three Months Ended September 30, 2002

Net revenues decreased $519,000 (93.3%) to $37,000 in the third quarter of 2003 from $556,000 in the third quarter of 2002. The decrease in net revenue was partially attributable to the fact that sales of the Company’s flat panel display inspection products totaled $22,000 in the third quarter of 2003 compared to $196,000 in the comparable 2002 period. Additionally, the third quarter of 2002 included $313,000 of revenue from sales of the Company’s disc identification/print inspection (CDiD/CDiP) products, a product line that the Company sold in early September 2002 (see Note F to consolidated financial statements). The Company’s revenue from service activities decreased to $6,000 in the third quarter of 2003 compared to $59,000 in the comparable 2002 period.

Costs of sales decreased $348,000 (79.1%) to $92,000 (248.6% of sales) in the third quarter of 2003 compared to $440,000 (79.1% of sales) in the third quarter of 2002. In the 2003 period compared to the 2002 period there was a $190,000 decrease in material costs, a $91,000 decrease in depreciation and amortization expense, and a $77,000 decrease in other costs primarily related to the Company’s service activities. Depreciation expense decreased primarily due to the fact that a substantial portion of the Company’s property, plant, and equipment was fully depreciated by December 31, 2002. Amortization expense decreased primarily due to the fact that the Company sold certain of its patents related to its disc identification/print inspection (CDiD/CDiP) products in September 2002 (see Note F to consolidated financial statements). Additionally, in September 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The decrease in costs related to the Company’s service activities is primarily related to the sale of the Company’s disc inspection product line, which eliminated the need for a service department in the UK. Following the sale, the Company closed its office in the United Kingdom and substantially reduced the service department in the US in the fourth quarter of 2002. In total, costs related to the Company’s service activities decreased $50,000 in the third quarter of 2003 from the comparable 2002 levels.

Marketing costs decreased $92,000 (65.2%) to $49,000 in the third quarter of 2003 compared to $141,000 in the third quarter of 2002. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $26,000 in marketing costs in the 2002 period. The remainder of the decrease in the third quarter of 2003 compared to the third quarter of 2002 was attributable to the US and was primarily attributable to workforce reductions, reduced advertising costs, and general overhead reductions. Employee related costs in the marketing division were $50,000 lower in the 2003 period. Advertising costs were $9,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $7,000 lower in the 2003 period.

General and administrative costs were approximately $202,000 for both periods. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $20,000 in general and administrative costs in the 2002 period. Additionally, employee related costs were $12,000 lower in the 2003 period. The increase in costs in the third quarter of 2003 compared to the third quarter of 2002 was primarily attributable to increased professional fees and general overhead reductions. Professional fees were $21,000 higher in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $11,000 higher in the 2003 period.

Engineering and development expenditures decreased $64,000 (29.5%) to $153,000 in the third quarter of 2003 compared to $217,000 in the third quarter of 2002. Employee related costs in the engineering and development division decreased $7,000 in the 2003 period compared to the third quarter of 2002. General overhead costs, primarily related to facilities and communications allocated to this department, were $57,000 lower in the 2003 period.

Interest income and other in the third quarter of 2003 primarily consists of royalty income received in connection with the DaTARIUS Technologies transaction (see Note F to consolidated financial statements). Other income in the third quarter of 2002 primarily consists of gains on miscellaneous sales of fixed assets.

Interest expense increased $45,000 to $104,000 in the third quarter of 2003 compared to $59,000 in the third quarter of 2002. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to September 30, 2002 (see Note C to consolidated financial statements).

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

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net revenues decreased $805,000 (58.2%) to $577,000 in the 2003 period compared to $1.4 million in the 2002 comparable period. The 2002 period included $744,000 of revenue from sales of the Company’s disc identification/print inspection (CDiD/CDiP) products, a product line that the Company sold in early September 2002 (see Note F to consolidated financial statements). The Company’s revenue from service activities decreased to $19,000 in the 2003 period compared to $223,000 in the comparable 2002 period. The decrease in net revenue was partially offset by an increase in sales of the Company’s flat panel display inspection products, which totaled $493,000 in the 2003 period compared to $383,000 in the comparable 2002 period.

Costs of sales decreased $613,000 (56.0%) to $482,000 (83.5% of sales) in the 2003 period compared to $1.1 million (79.2% of sales) in the 2002 comparable period. In the 2003 period compared to the 2002 period there was a $274,000 decrease in material costs, a $142,000 decrease in depreciation and amortization expense, and a $197,000 decrease in other costs primarily related to the Company’s service activities. Depreciation expense decreased primarily due to the fact that a substantial portion of the Company’s property, plant and equipment was fully depreciated by December 31, 2002. Amortization expense decreased primarily due to the fact that the Company sold certain of its patents related to its disc identification/print inspection (CDiD/CDiP) products in September 2002 (see Note F to consolidated financial statements). Additionally, in September 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the quarter ended September 30, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination. The decrease in costs related to the Company’s service activities is primarily related to the sale of the Company’s disc inspection product line, which eliminated the need for a service department in the UK. Following the sale, the Company closed its office in the United Kingdom and substantially reduced the service department in the US in the fourth quarter of 2002. In total, costs related to the Company’s service activities decreased $158,000 in the 2003 period from the comparable 2002 levels.

Marketing costs decreased $329,000 (67.6%) to $158,000 in the 2003 period compared to $487,000 in the 2002 comparable period. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $79,000 in marketing costs in the 2002 period. The remainder of the decrease in the 2003 period compared to the 2002 period was attributable to the US and was primarily attributable to workforce reductions, reduced advertising costs, and general overhead reductions. Employee related costs in the marketing division were $137,000 lower in the 2003 period. Advertising costs were $62,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $51,000 lower in the 2003 period.

General and administrative costs decreased $280,000 (30.7%) to $631,000 in the 2003 period compared to $911,000 in the 2002 comparable period. The Company’s office in the UK, which was closed in the fourth quarter of 2002, generated $237,000 in general and administrative costs in the 2002 period. The remainder of the decrease in the 2003 period compared to the 2002 period was attributable to the US and was primarily attributable to workforce reductions, reduced professional fees and general overhead reductions. Employee related costs in the general and administrative division were $27,000 lower in the 2003 period. Professional fees were $21,000 lower in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $5,000 higher in the 2003 period.

Engineering and development expenditures decreased $103,000 (16.8%) to $509,000 in the 2003 period compared to $612,000 in the 2002 comparable period. Employee related costs in the engineering and development division increased $30,000 in the 2003 period. General overhead costs, primarily related to facilities and communications allocated to this department, were $133,000 lower in the 2003 period.

Interest income and other in the 2003 period includes $18,000 for engineering fees and $47,000 of royalty income received in connection with the DaTARIUS Technologies transaction (see Note F to consolidated financial statements). Other income in the 2002 period primarily consists of gains on miscellaneous sales of fixed assets.

Interest expense increased $86,000 to $258,000 in the 2003 period compared to $172,000 in the 2002 period. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to September 30, 2002 (see Note C to consolidated financial statements).

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

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2003 used cash of approximately $1.1 million primarily due to the Company’s loss from operations of $1.4 million. Decreases in accounts receivable, inventories, and other assets were offset by a decrease in accounts payable.

The Company investing activities included primarily the purchase of approximately $2,000 of equipment in 2003.

The Company’s financing activities included the receipt of $480,000 from the sale of the Company’s Class 1 Notes and $581,000 from the sale of the Company’s Class 2 Notes. The Company made principal payments of approximately $254,000 on its Class 2 Notes in the period. The Company repaid a $70,000 short-term advance from Max A. Coon, an officer of the Company, repaid approximately $22,000 on short-term advances from Mark Doede, the Company’s president, and repaid approximately $10,000 on short-term advances from Charles Drake, the Company’s chairman. The Company received short-term advances of approximately $22,000 from Mark Doede, the Company’s president, and $10,000 from Charles Drake, the Company’s chairman.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at September 30, 2003, substantially all of the Company’s $401,000 in trade accounts payable was overdue, of which $13,000 was paid subsequent to September 30, 2003. The Company also has an estimated $403,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies. In March 2001, the Company’s board of directors approved the issuance of up to $1.5 million of senior debentures (increased to $2.5 million in March 2003 and further increased to $4.0 million in August 2003), which could provide additional financing to the Company. Additionally, effective May 1, 2002, the Company’s Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which are subordinated to the prior purchasers. Class 2 Notes are working capital notes which are secured by accounts receivable of the Company. At December 31, 2002, there was approximately $215,000 in principal and interest due to the Class 1 Note holders under the terms of the agreement. In March 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement which extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million and changed the conversion price on previously issued warrants to $.25 per share. The terms of the Class 1 Notes were changed such that all accrued interest will be due on December 31, 2003, which is projected to be approximately $336,000. Additionally, the first principal payments on the Class 1 Notes will be due on March 31, 2004 and the maturity dates extended to June 2007. The principal and interest due on March 31, 2004 is projected to be approximately $203,000. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes have been issued, however. Outstanding Class 1 Notes may be exchanged for Class 3 Notes at the option of the Class 1 Note holder by notice to the Company on or before December 31, 2003. Class 3 Notes obtained in exchange for Class 1 Notes will be convertible into common stock of the Company at the rate of four shares of common stock for each one dollar of Class 3 Note principal converted. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. Principal and interest due on the Class 2 notes on April 30, 2004 is projected to be approximately $324,000. Management is projecting a cash shortfall over the next twelve months of approximately $1.3 million. Management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $3.3 million. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2003, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at September 30, 2003.

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

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 2003, the Company had no open positions.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(c)	Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, Integral Vision issues warrants for the purchase of the Company’s common stock in connection with placements of debt under the plan. In March 2003, the holders of Class 1 and Class 2 Notes at December 31, 2002 agreed to a modification to the Note and Warrant Purchase Agreement that extended the due dates, increased the maximum amount of Notes outstanding to $2.5 million, and changed the conversion price on warrants previously issued under the plan to $.25 per share. In August, 2003, the Board of Directors increased the amount of Notes that could be outstanding to $4.0 million. In the quarter ended September 30, 2003, warrants for the purchase of 2.8 million shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the placement of $695,000 of the Class 1 Notes. Included in these amounts were $30,000 of Class 1 Notes that were purchased by Mr. Drake, for which he also received warrants for the purchase of 120,000 shares of the Company’s common stock with a conversion price of $.25 per share. Additionally, warrants for the purchase of 510,000 of the Company’s common stock with a conversion price of $.35 per share were issued in connection with the placement of $170,000 of the Class 1 Notes. Warrants for the purchase of 7,479 shares of the Company’s common stock with a conversion price of $.25 per share were issued in connection with the repayment of $70,000 of the Class 2 Notes. Subsequent to September 30, 2003, $170,000 of Class 2 Notes were placed. The holders of these Notes will receive warrants when their notes are paid off, the amount of which will be determined at the pay off date (see Note C to consolidated financial statements). As of November 14, 2003, the purchasers of Class 1 or Class 2 Notes have received warrants for the purchase of 8,571,291 shares of the Company’s common stock with conversion prices of $.25 or $.35 per share. In total, in connection with Note purchases under this plan, Mr. Drake has received warrants for the purchase of 1,890,000 shares of the Company’s common stock. Additionally, Max A. Coon (a director of the Company) and Maxco, Inc. (a 25% owner of the Company) have received warrants for the purchase of the Company’s common stock totaling 270,000 shares and 240,000 shares, respectively. The cash received in connection with this plan has been used to fund working capital needs.

Effective May 1, 2002, the Note and Warrant Purchase Agreement was amended to provide for “Class 2 Notes” and “Class 2 Warrants” which will be subordinated to the prior purchasers. Class 2 Notes are working capital notes which will be secured by accounts receivable of the Company. The number of Class 2 Warrants to be obtained will be based on the length of time the related Class 2 Note is outstanding (see Note C to consolidated financial statements). As of November 14, 2003, $1,587,000 of the Class 2 Notes had been placed, of which $482,000 were still outstanding. The holders of the remaining $482,000 will also receive warrants when their notes are paid off, the amount of which will be determined at the pay off date.

In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes have been issued, however. Outstanding Class 1 Notes may be exchanged for Class 3 Notes at the option of the Class 1 Note holder by notice to the Company on or before December 31, 2003. Class 3 Notes obtained in exchange for Class 1 Notes will be convertible into common stock of the Company at the rate of four shares of common stock for each one dollar of Class 3 Note principal converted. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004.

The notes and warrants were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There have been nineteen purchasers, some of whom have purchased on more than one occasion. Of these, four of the purchasers are related entities or insiders of the Company. Nine of the purchasers is a client, or relative of the principal, of one State of California registered investment advisor. To the best of the Company’s knowledge, all of the purchasers are either “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Third Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note.

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	There were no reports on Form 8-K filed in the quarter ended September 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date:	November 14, 2003	/S/ CHARLES J. DRAKE

Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Date:	November 14, 2003	/S/ MARK R. DOEDE

Mark R. Doede
President, Chief Operating Officer, and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.8	Form of Third Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.