Form 10-K
period 2003-12-31
INTEGRAL VISION INC
filed 2004-03-26
CIK 719152

United States Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to _____.

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 16, 2004:

Common Stock, No Par Value, Stated Value $.20 Per Share - $11,657,351

The number of shares outstanding on each of the issuer’s classes of common stock, as of March 16, 2004:

Common Stock, No Par Value, Stated Value $.20 Per Share – 12,778,901

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

Part I

ITEM 1. Business

General

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and inspection systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”). The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence than physical wear.

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

The Company markets its turnkey systems to the flat panel display industry. Applications development software, such as our Industrial Vision Controller (IVC) technology, can be applied to an extensive array of applications in industries that run the gamut from aerospace to medical to textiles.

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

Integral Vision’s SharpEye provides Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, Poly OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

Integral Vision’s ChromaSee, introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View” representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

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

Intellectual Property

Management believes that the technology incorporated in its products gives it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 14 patents. There can be no assurance that the Company will have the resources to defend its patents or that patents the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Marketing

The Company generally markets its vision products to end users, but the Company has had success integrating its products with OEM’s in certain circumstances. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), and in Europe and Asia (through sales representatives).

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development costs amounted to $663,000, $852,000, and $1.6 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company’s current product development efforts are primarily directed to Flat Panel Display Inspection products.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Competition

The Company experiences competition in all areas in which it operates. Competition for Flat Panel Display Inspection comes primarily from Westar Display Technologies, Inc. Cognex Corp. competes either directly or indirectly via systems integrators in certain general vision application work, as do numerous niche producers of machine vision solutions.

Export Sales

Sales outside of the United States accounted for 13%, 54% and 46% of the Company’s net sales in 2003, 2002 and 2001, respectively. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company’s export billings are denominated in US dollars. On occasion other export billings are denominated in the currency of the customer’s country.

See Note I to the Consolidated Financial Statements Part II – ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a limited number of customers in excess of 10% of total consolidated sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended December 31, 2003 sales to Intel Corporation, Owens Brockway and Toyo Corporation represented 63%, 14%, and 11% of consolidated sales, respectively. Amounts due from these customers represented 0% of the respective outstanding trade receivable balance at December 31, 2003. For the year ended December 31, 2002 sales to Ness Display Co., LTD and Uniax Corporation represented 13% and 14% of consolidated sales, respectively. Amounts due from these customers represented 3% of the respective outstanding trade receivable balance at December 31, 2002. In 2001 the Company did not have sales to any single customer that exceeded 10% of total consolidated sales.

Backlog

As of December 31, 2003, the Company had an order backlog of approximately $1.6 million compared to $399,000 at December 31, 2002. Management expects that the Company will ship products representing this entire backlog in 2004.

Employees

As of February 28, 2004, the Company had approximately 12 permanent employees, as compared to 13 at February 28, 2003 and 18 at February 28, 2002. None of the Company’s employees are represented by a labor union.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol INVI. As of March 15, 2004, there were approximately 3,000 stockholders of the Company including individual participants in security position listings.

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

The table below shows the high and low sales prices for the Company’s common stock for each quarter in the past two years. The closing sales price for the Company’s common stock on March 16, 2004 was $1.50 per share.

	2003
	Mar 31	Jun 30	Sept 30	Dec 31
High	$0.300	$0.290	$0.400	$0.650
Low	0.080	0.150	0.170	0.120

	2002
High	$0.690	$0.680	$0.350	$0.170
Low	0.090	0.340	0.140	0.070

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

ITEM 6. Summary of Selected Financial Data

	Year ended December 31
	2003	2002	2001		2000		1999
	(in thousands, except per share data)
Net revenues	$641	$1,579	$2,633		$5,956		$10,743
Gross margin	37	402	(2,763	)(d)	(534	)(c)	(105	)(a)
Loss from continuing operations	(1,937)	(2,203)	(8,135)		(7,124)		(5,671)
Income from discontinued operations (e)							1,030
Gain on disposal of Welding division							8,749
Extraordinary charge from early retirement of debt							(583)
Net (loss) income	(1,937)	(2,203)	(8,135)		(7,124)		3,525	(b)
Basic and diluted earnings (loss) per share:
Continuing operations	(0.21)	(0.23)	(0.89)		(0.79)		(0.63)
Discontinued Welding operations	—	—	—		—		0.11
Gain on disposal of Welding division	—	—	—		—		0.97
Extraordinary charge	—	—	—		—		(0.06)
Net (loss) income	(0.21)	(0.23)	(0.89)		(0.79)		0.39

Weighted average shares	9,430	9,430	9,198		9,028		9,025

	At December 31
	2003	2002	2001	2000	1999
	(in thousands)
Working capital (deficit)	$(2,892)	$(2,006)	$(1,472)	$964	$5,810
Total assets	735	1,308	1,964	11,164	19,058
Long-term debt, net of current portion and OID	1,425	962	337	1,967	2,000
Stockholders’ (deficit) equity	(3,922)	(2,303)	(672)	6,936	14,325

(a)	In 1999, the Company charged-off inventory of $1.5 million resulting from a review of the marketability of inventory related to a previously discontinued product line.

(b)	Includes an $8.7 million after tax gain on disposal of the Welding Controls division and a $583,000 charge, net of tax credit, for the early retirement of debt.

(c)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(d)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.

(e)	See Note B to “Notes to Consolidated Financial Statements.”

The above selected financial data should be read in conjunction with Consolidated Financial Statements, including the notes thereto (Part II - ITEM 8) and Management’s

Discussion and Analysis of Financial Condition and Results of Operations (Part II — ITEM 7). The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings, if any, to finance the expansion and its development of business.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integral Vision, Inc. develops, manufactures and markets microprocessor-based process monitoring and inspection products for use in industrial manufacturing environments. The Company’s revenues are primarily derived from the sale of flat panel display inspection equipment. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the impact of the level of the Company’s indebtedness; the Company’s ability to obtain the cash needed to allow it to continue as a going concern; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company’s markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company’s results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements represent the Company’s best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the periods indicated certain items from the Company’s Statements of Operations as a percentage of net revenues. The impact of inflation for the periods presented was not significant.

	2003	2002	2001
Net revenues	100.0%	100.0%	100.0%
Direct cost of sales (b)	94.2	74.5	184.4
Specific inventory adjustment (a)			20.5

Gross margin	5.8	25.5	(104.9)
Other costs and expenses:
Marketing	34.8	35.3	56.3
General and administrative	125.1	66.8	64.7
Engineering and development:
Expenditures	103.4	53.9	73.9
Allocated to capitalized software and direct cost of sales			(14.6)

Net engineering and development expenses	103.4	53.9	59.3

Total other costs and expenses	263.3	156.0	180.3

Loss from operations	(257.5)	(130.5)	(285.2)
(Loss) gain on sales of assets	(1.1)	9.5	(4.2)
Other income (expense) (c)	13.6	3.7	(16.6)
Interest income		0.7	3.6
Interest expense	(57.7)	(15.9)	(6.5)
Foreign currency translation gain (loss)	0.3	(12.7)

Loss from operations before income taxes	(302.4)	(145.2)	(308.9)
Credit for income taxes		(5.7)

Net loss	(302.4)%	(139.5)%	(308.9)%

(a)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.

(b)	Direct cost of sales includes capitalized software amortization as a percentage of sales of 30.2%, 11.1%, and 100% in 2003, 2002 and 2001, respectively.

(c)	In 2001, other income (expense) includes a loss on the sale of a note receivable of $441,000 (see Note B of the notes to consolidated financial statements).

Year Ended December 31, 2003, compared to the year ended December 31, 2002

Net revenues decreased $938,000 (59%) to $641,000 in 2003 from $1.6 million in 2002. Net revenue is reported net of sales commission expense of approximately $11,000 in 2003 compared to $83,000 in 2002. The decrease in net revenue was partially attributable to the fact that the Company sold its disc identification/print inspection (CDiD/CDiP) product line in 2002 (see Note K to consolidated financial statements). Sales from the Company’s disc identification/print inspection (CDiD/CDiP) product line accounted for $743,000 of the net revenue in the 2002 period. This decrease was partially offset by increased sales of the Company’s flat panel display inspection product. Sales from the flat panel display inspection product line accounted for approximately $497,000 and $447,000 of the Company’s net revenue for the years ended December 31, 2003 and 2002, respectively. The Company’s revenue from other applications was approximately $85,000 and $139,000 in 2003 and 2002, respectively. The Company’s revenue from software was approximately $43,000 and $62,000 in 2003 and 2002, respectively. The Company’s revenue from service activities was approximately $18,000 and $398,000 in 2003 and 2002, respectively.

Direct costs of sales decreased $572,000 (49%) to $604,000 (approximately 94.2% of sales) in 2002 from $1.2 million (approximately 74.5% of sales) in 2002. This was primarily attributable to the lower sales volume and smaller structure required to support it as well as lower patent amortization expense in the 2003 period. Management periodically performs an analysis of the net realizable value of capitalized patent costs. In the 2002 period, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the year ended December 31, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

Marketing costs decreased 60.0%, or $334,000, to $223,000 in 2003 compared to $557,000 in 2002. This decrease is primarily attributable to workforce reductions resulting from the implementation of a cost reduction plan by Management in late 2000 and throughout 2001. Employee related costs in the marketing division were $143,000 lower in 2003 compared to 2002 levels. The plan also called for workforce reductions in both the general and administrative department and the engineering department, as evidenced by the figures below. Advertising costs were $62,000 lower in 2003 compared to 2002 levels.

General and administrative costs decreased 23.4%, or $252,000, to $802,000 in 2003 compared to $1.1 million in 2002. The costs for outside services were $107,000 lower in 2003 compared to 2002 levels. Legal expenses were $33,000 lower in 2003 compared to 2002. Additionally bad debts expense in the general and administrative division decreased 98.1% or $97,000 in 2003.

Engineering and development expenditures decreased 22.1%, or $189,000, to $663,000 in 2003 compared to $852,000 in 2002. Facilities expenses were $123,000 lower in 2003 compared to 2002. The costs for outside services were $64,000 lower in 2003 compared to 2002 levels.

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Vision’s optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approxmiately $54,000 in royalties in 2003 and expects to receive additional royalties in excess of $60,000 a year for the next two years. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain on sale of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Other income(expense) in 2003 includes approximately $54,000 of royalty income and $18,000 for engineering fees in connection with the DaTARIUS Technologies transaction.

Interest income decreased to $320 in 2003 compared to $11,000 in 2002. The income in the 2002 period is primarily attributable to interest charged on the officers’ notes receivable. The decrease in interest income from the prior year period is primarily attributable to the of the officers’ notes receivable in 2003.

Interest expense increased $119,000 to $370,000 in 2003 compared to $251,000 in 2002. The increase is primarily attributable to the interest on the debentures and Class 2 notes that were sold under the 2001 Note and Warrant Purchase Agreement (see Note C to consolidated financial statements) and the discount on the debentures amortized in 2003.

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

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Vision’s optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approxmiately $54,000 in royalties in 2003 and expects to receive additional royalties in excess of $60,000 a year in 2004 and 2005. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain on sale of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

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

This gain was offset by a $22,000 loss on the sale of the Company’s building in Farmington Hills, MI in July 2001 and a $210,000 charge to write-down the carrying value of the Company’s fixed assets in 2001. On July 27, 2001, the Company completed a transaction to sell the 50,000 square foot building it occupied in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continued to occupy a portion of the building under a five-year lease agreement with the new owner. Effective April1, 2002, the Company entered into a new lease agreement whereby it moved into a smaller space, 5,000 square feet, in exchange for a reduced lease rate. Given the reduction in square footage, the Company disposed of a significant portion of its equipment in 2002, which was written-down to its estimated net realizable value in 2001. Net proceeds from the sale was approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement.

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

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 2003. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

	Quarter Ended
	2003				2002
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
	(in thousands except per share data)
Net revenues	$64	$37	$128	$412	$197	$556	$503	$323
Gross margin	(58)	(55)	19	131	115	116	158	13
Net loss	(547)	(540)	(498)	(352)	(365)	(353)	(850)	(635)

Basic and diluted loss per share:
Net loss*	$(0.06)	$(0.06)	$(0.05)	$(0.04)	$(0.04)	$(0.04)	$(0.09)	$(0.07)

*	The sum of the quarterly net loss per share amounts may not equal the annual amounts reported. Net loss per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

See MD&A for additional discussion

Seasonality and Quarterly Fluctuations

The Company’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. The Company’s reliance on large orders has contributed to the variability of the Company’s operating results.

Liquidity and Capital Resources

Operating activities for 2003 used cash of approximately $1.5 million primarily due to the Company’s loss from operations. Net loss, after non-cash adjustments of $372,000, was $1.6 million. The cash used in operating activities was partially offset by a net decrease of $40,000 in certain working capital items. Decreases in accounts receivable, inventory, and prepaid expenses and other current assets were partially offset by decreases in accounts payable and other current liabilities.

The Company’s financing activities included the receipt of $901,000 from the sale of the Company’s senior debentures and the receipt of $920,000 from the sale of the Company’s Class 2 Notes. The Company made principal payments of approximately $254,000 on its Class 2 Notes in the period. The Company also repaid a $70,000 short term advance from Max A. Coon, an officer of the Company.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at December 31, 2003, substantially all of the Company’s $412,000 in trade accounts payable was overdue, of which $62,000 was paid subsequent to December 31, 2003. The Company also has an estimated $386,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies. At December 31, 2003, under the terms of the Company’s Note and Warrant Purchase Agreement, as amended, the Company could issue up to $4.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants is estimated to be 486,000. There was approximately $2.8 million in principal and interest due to the Class 1 Note holders at December 31, 2003. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes were issued, however. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock (see Note A to consolidated financial statements). The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement. The maturity date on substantially all of the outstanding Class 2 Notes was extended to December 31, 2005. Principal and interest due on the Class 2 notes on December 31, 2005 is projected to be approximately $1.2 million. The terms of the Class 1 Notes were changed such that all accrued interest (projected to be approximately $425,000) would be due on June 30, 2004. Additionally, the first principal payments (projected to be approximately $176,000) on the Class 1 Notes would be due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, if the Company’s shareholders approve management’s proposal to increase the Company’s authorized stock to 31,000,000 at the Company’s annual meeting of its shareholders to be held on May 6, 2004, the following will occur:

•	The accrued interest on outstanding Class 1 Notes as of December 31, 2003 in the amount of approximately $313,418 will be exchanged for new Class 3 Notes due July 3, 2006 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	The initial interest payment due on Class 1 Notes for interest accruing after December 31, 2003 will be due April 1, 2005.

•	Quarterly principal payments on Class 1 Notes would be eliminated, with all principal due at maturity.

•	$330,000 of principal on Class 1 Notes issued prior to April 16, 2002 will be exchanged for Class 3 Notes due February 27, 2007 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	Class 2 Notes outstanding at February 29, 2004, plus interest then accrued, may be exchanged for Class 3 Notes due December 31, 2005 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

Management is projecting a cash shortfall over the next twelve months of approximately $70,000. Management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $1.7 million. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, as amended by FASB Statement No. 148.

In April 2003 the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. The provisions of Statement No. 149 did not have an impact on the financial position or results of operations of the Company.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of Statement No. 150 did not have an impact on the financial position of the Company.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2003, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2003.

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

In Management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 2003, the Company had no open positions.

ITEM 8. Financial Statements and Supplementary Data

Financial statements and quarterly results of operations are submitted in separate sections of this report.

ITEM 9. Changes in and Disagreements with Accountants and Financial Disclosure

Moore Stephens Doeren Mayhew, the Company’s independent auditors, (“Doeren”) resigned following completion of its audit of the Company’s financial statements for the year ended December 31, 2002. Doeren’s resignation was based on its decision to terminate its engagements with any publicly owned companies.

Doeren’s report on the Company’s financial statements for each of the two previous years was qualified as to uncertainty regarding the Company’s ability to continue as a going concern. The reports did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to any other uncertainty or as to audit scope, or accounting principles. In connection with the audits of the Company’s financial statements for each of the years ended December 31, 2002 and 2001, there were no disagreements between the Company and Doeren on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Doeren, would have caused Doeren to make reference to the matter in its report.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by Rehmann Robson, the Company’s external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. In the period covered by this filing, the Audit Committee approved the following non-audit services currently being rendered to the Company by Rehmann Robson, or to be rendered to the Company by Rehmann Robson:

•	preparation of tax returns, and tax advice in preparing for and in connection therewith;

•	review of quarterly financial statements.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2003.

ITEM 11. Executive Compensation

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2003.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2003.

ITEM 13. Certain Relationships and Related Transactions

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2003.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of ITEM 15 is submitted as a separate section of this report.

(3)	Listing of exhibits.

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note.

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

Exhibit
Number	Description of Document
16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

21	Subsidiary of the registrant.

23.1	Consent of Rehmann Robson, independent auditors.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).

(b)	Reports on Form 8-K:
None

(c)	Exhibits – The response to this portion of ITEM 15 is submitted as a separate section of this report.

(d)	Financial statement schedules – The response to this portion of ITEM 15 is submitted as a separate section of this report.

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

Date: March 26, 2004	INTEGRAL VISION, INC.

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

/S/ CHARLES J. DRAKE Charles J. Drake	Chairman of the Board, Chief Executive Officer, and Director

/S/ MAX A. COON Max A. Coon	Vice Chairman, Secretary and Director

/S/ VINCENT SHUNSKY Vincent Shunsky	Treasurer and Director

/S/ WILLIAM B. WALLACE William B. Wallace	Director

/S/ SAMUEL O. MALLORY Samuel O. Mallory	Director

Annual Report on Form 10K

ITEM 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Years Ended December 31, 2003, 2002, and 2001

INTEGRAL VISION, INC.

Farmington Hills, Michigan

Form 10-K - ITEM 15(a)(1) and (2)
Integral Vision, Inc. and Subsidiary

List of Financial Statements and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Integral Vision, Inc. and subsidiary are included in ITEM 8:

Report of Rehmann Robson, Independent Auditors

Report of Moore Stephens Doeren Mayhew, Independent Auditors

Consolidated Balance Sheets-December 31, 2003 and 2002

Consolidated Statements of Operations-Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Deficit -Years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows-Years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

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

Independent Auditors’ Report

Board of Directors and Stockholders
Integral Vision, Inc.
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheet of Integral Vision, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for 2003 as listed in the accompanying index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming the Company will continue as a going concern. As described in Note O to the consolidated financial statements, the Company is sustaining recurring losses from operations and is having difficulties generating sufficient cash flow to meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note O. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rehmann Robson
Troy, Michigan
March 11, 2004

Report of Independent Auditors

To the Board of Directors and Stockholders
Integral Vision, Inc.
Farmington Hills, MI

We have audited the accompanying consolidated balance sheet of Integral Vision, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for 2002 and 2001 as listed in the accompanying index at ITEM 15(a). These consolidated financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2002 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2002 and 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

/S/ Moore Stephens Doeren Mayhew
Troy, Michigan
March 19, 2003

Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31
	2003	2002
	(in thousands)
Assets
Current assets
Cash	$42	$81
Accounts receivable, less allowance of $166,000 ($170,000 in 2002)	14	153
Inventories - Note A	168	328
Note Receivable - Note M	—	30
Other current assets	48	51

Total current assets	272	643
Property and equipment - Note J
Leasehold Improvements	43	43
Production and engineering equipment	110	153
Furniture and fixtures	64	73
Vehicles	18	18
Computer equipment	160	203

	395	490
Less accumulated depreciation	368	431

Net property and equipment	27	59
Other assets
Capitalized computer software development costs, less accumulated amortization of $7,495,000 ($7,301,000 in 2002) - Notes A, K and L	323	516
Patents, less accumulated amortization of $428,000 ($382,000 in 2002) - Note A	45	90

	368	606

	$667	$1,308

Liabilities and Stockholders’ Deficit
Current liabilities
Notes payable - Note C	$1,171	$967
Accounts payable	412	678
Current maturities of long-term debt - Note C	666	—
Accrued compensation and related costs - Note M	282	331
Accrued state income taxes - Note B	166	204
Accrued interest - Note C	403	170
Other accrued liabilities	64	95
Customer deposits	—	204

Total current liabilities	3,164	2,649
Long-term debt, less current maturities and original issue discount -
Notes C and J	1,425	962
Stockholders’ deficit
Common stock, without par value, stated value $.20 per share; 25,000,000 shares authorized; 9,429,901 shares issued and outstanding - Note H	1,886	1,886
Additional paid-in capital - Note C	31,694	31,376
Accumulated deficit	(37,502)	(35,565)

Total stockholders’ deficit	(3,922)	(2,303)

	$667	$1,308

See accompanying notes

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year ended December 31
	2003	2002	2001
	(in thousands, except per share data)
Net revenues	$641	$1,579	$2,633
Costs of revenues:
Direct costs of revenues - Note L	341	770	2,453
Depreciation and amortization - Notes J, K & L	263	407	2,943

Total costs of revenues	604	1,177	5,396

Gross margin – Note A	37	402	(2,763)
Other costs and expenses:
Marketing	223	557	1,483
General and administrative - Note M	802	1,054	1,703
Engineering and development:
Expenditures	663	852	1,946
Allocated to capitalized software and direct cost of sales - Note A	—	—	(384)

Net engineering and development expense	663	852	1,562

Total other costs and expenses	1,688	2,463	4,748

Operating loss	(1,651)	(2,061)	(7,511)
Gain(loss) on sales of assets - Notes J & K	(7)	150	(111)
Other income(expense) - Note B	89	59	(437)
Interest income - Notes B & M	—	11	96
Interest expense - Note C	(370)	(251)	(172)
Foreign currency translation gain (loss) - Note P	2	(201)

Loss from operations before income taxes	(1,937)	(2,293)	(8,135)
Credit for income taxes – Note D	—	90

Net loss	$(1,937)	$(2,203)	$(8,135)

Basic and diluted loss per share:

Net loss	$(0.21)	$(0.23)	$(0.89)

Weighted average number of shares of common stock and common stock equivalents outstanding	9,430	9,430	9,198

See accompanying notes

Consolidated Statements of Stockholders’ Deficit
Integral Vision, Inc. and Subsidiary

	Number of					Accumulated
	Common		Additional			Other
	Shares	Common	Paid-In	Accumulated	Officer	Comprehensive
	Outstanding	Stock	Capital	Deficit	Notes	Income(Loss)	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2001	9,029,901	$1,806	$31,195	$(25,227)	$(681)	$(157)	$6,936
Net loss for the year				(8,135)			(8,135)
Translation adjustments						(54)	(54)

Comprehensive loss							(8,189)

Net officer note reductions					431		431
Issuance of 400,000 shares of common stock	400,000	80	(24)				56
Issuance of warrants			94				94

Balances at December 31, 2001	9,429,901	1,886	31,265	(33,362)	(250)	(211)	(672)
Net loss for the year				(2,203)			(2,203)
Translation adjustments						211	211

Comprehensive loss							(1,992)

Net officer note reductions					250		250
Issuance of warrants			111				111

Balances at December 31, 2002	9,429,901	1,886	31,376	(35,565)	—	—	(2,303)
Net loss for the year				(1,937)			(1,937)

Comprehensive loss							(1,937)

Issuance of warrants			318				318

Balance at December 31, 2003	9,429,901	$1,886	$31,694	$(37,502)	$—	$—	$(3,922)

See accompanying notes

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Operating Activities
Net loss	$(1,937)	$(2,203)	$(8,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	145	539
Amortization	333	417	2,772
Net (gain) loss on disposal of assets	7	(150)	111
Loss on sale of note receivable			441
Deemed compensation			256
Value assigned to warrants issued in connection with Class 2 Notes		11
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	139	179	572
Inventories	160	(120)	1,019
Prepaid and other	33	331	275
Accounts payable and other current liabilities	(292)	(141)	218

Net cash used in operating activities	(1,525)	(1,531)	(1,932)
Investing Activities
Payments received on note receivable resulting from the sale of the Welding Controls division			1,189
Proceeds from the sale of a portion of note receivable			300
Repurchase of portion of note receivable			(221)
Sale of property and equipment		55	2,362
Purchase of property and equipment	(7)	(43)
Investment in capitalized software			(384)
Proceeds from sale of packaging inspection technology			500
Proceeds from sale of disc inspection technology		100
Other	(4)	(7)	14

Net cash (used in) provided by investing activities	(11)	105	3,760
Financing Activities
Proceeds from sale of Class 2 Notes	920	907
Repayments on Class 2 Notes	(254)	(396)
Repayments on short term notes	(70)
Proceeds from short term note receivable		70
Repayments on revolving line of credit			(270)
Repayments on mortgage note payable			(1,967)
Proceeds from sales of debentures, net of discount	583	490	416
Proceeds from sales of warrants in connection with Class 1 Notes	318	100	94

Net cash provided by (used in) financing activities	1,497	1,171	(1,727)

Effect of exchange rate changes on cash		211	(54)

(Decrease) increase in cash	(39)	(44)	47
Cash at beginning of year	81	125	78

Cash at end of year	$42	$81	$125

Supplemental cash flows disclosure:
Interest paid	$16	$39	$125

See accompanying notes

Notes to Consolidated Financial Statements
Integral Vision, Inc. and Subsidiary

Note A - Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Translation of Foreign Currencies

The consolidated financial statements of Integral Vision LTD were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts at year-end rates; income statement accounts at average exchange rates for the year. Transaction gains and losses are reflected in net earnings.

Accounts Receivable

Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company maintains an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2003, sales to three certain customers represented 63%, 14%, and 11% of consolidated sales, respectively. Amounts due from these customers represented 0% of the respective outstanding trade receivable balance at December 31, 2003. For 2002, sales to two certain customers represented 13.2%, and 13.7% of consolidated sales, respectively. Amounts due from these customers represented 2.6% of the respective outstanding trade receivable balance at December 31, 2002. In 2001 the Company did not have sales to any single customer that exceeded 10% of total sales.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, inventories consisted of the following (net of obsolescence reserves of $671,000 in 2003 and $561,000 in 2002):

	2003	2002
	(in thousands)
Raw materials	$70	$112
Work in process	48	216
Finished goods	50	—

	$168	$328

Management periodically performs an analysis of the Company’s inventory to determine if its cost exceeds estimated net realizable value. Over the last several years, given the market conditions and the direction of the Company, management discontinued certain product lines and attempted to liquidate the remaining inventory related to those product lines. Due to disappointing results of the inventory liquidation effort, management decided that a change in estimate was necessary. A charge to direct costs of sales to write the inventory down to estimated net realizable value was $540,000 in 2001. Also included in direct costs of sales were non-cash charges for depreciation, amortization and net realizable value write downs related to capitalized software totalling $2.9 million in 2001. A reconciliation of gross margin as reported to gross margin from operations is presented in the table below.

	2003	2002	2001
	(in thousands)
Net revenues	$641	$1,579	$2,633
Gross margin as reported	37	402	(2,763)
Adjustments to reconcile gross margin from operations:
Specific inventory adjustments			540
Other non-cash charges			2,943

Gross margin from operations	$37	$402	$720

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

Total software development costs incurred internally by the Company were $663,000, $852,000, and $1,946,000 in 2003, 2002 and 2001 respectively, of which $384,000 was capitalized in 2001. Amortization of the capitalized costs amounted to $193,000, $194,000, and $2,639,000 in 2003, 2002, and 2001, respectively. Total accumulated amortization at December 31, 2003 and 2002 was $7,495,000 and $7,301,000, respectively.

Property and Equipment

Property and equipment is stated on the basis of cost. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (buildings-40 years, other property and equipment-3 to 10 years).

Patents

Total patent costs incurred and capitalized by the Company were $2,000, $7,000, and $50,000 in 2003, 2002 and 2001, respectively. Patents are stated at cost less accumulated amortization of $428,000 and $382,000 at December 31, 2003 and 2002, respectively. Amortization of the patents amounted to $46,000, $178,000, and $112,000 in 2003, 2002, and 2001, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $13,000, $75,000, and $181,000 in 2003, 2002, and 2001, respectively.

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

Comprehensive Income

The Company displays comprehensive income in the Consolidated Statements of Stockholders’ Deficit. At December 31, 2001, accumulated other comprehensive loss consisted of unrealized loss resulting from foreign currency translation adjustments. The accumulated unrealized losses from foreign currency translation adjustments were recognized in 2002.

Stock Options

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123 (see Note H).

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year’s presentation.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2003.

Recently Issued Accounting Standards

In December 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, as amended by FASB Statement No. 148.

In April 2003 the FASB issued SFAS No. 149 which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003. The provisions of Statement No. 149 did not have an impact on the consolidated financial position or results of operations of the Company.

In May 2003 the FASB issued SFAS No. 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The provisions of Statement No. 150 did not have an impact on the consolidated financial position of the Company.

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

The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002 (see Note D to consolidated financial statements). Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At December 31, 2003, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $166,000 was outstanding at December 31, 2003 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

The acquiring company also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due. As of December 31, 2003, no notifications have been made that the Company is obligated for any payments not made and the arrangement expires in 2004.

Note C - Long-Term Debt and Other Financing Arrangements

At December 31, 2003, under the terms of the Company’s Note and Warrant Purchase Agreement, as amended, the Company could issue up to $4.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants is estimated to be 486,000. There was approximately $2.8 million in principal and interest due to the Class 1 Note holders at December 31, 2003. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes were issued, however. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement. The maturity date on substantially all of the outstanding Class 2 Notes was extended to December 31, 2005. Principal and interest due on the Class 2 notes on December 31, 2005 is projected to be approximately $1.2 million. The terms of the Class 1 Notes were changed such that all accrued interest (projected to be approximately $425,000) would be due on June 30, 2004. Additionally, the first principal payments (projected to be approximately $176,000) on the Class 1 Notes would be due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, if the Company’s shareholders approve management’s proposal to increase the Company’s authorized stock to 31,000,000 at the Company’s annual meeting of its shareholders to be held on May 6, 2004, the following will occur:

•	The accrued interest on outstanding Class 1 Notes as of December 31, 2003 in the amount of approximately $313,418 will be exchanged for new Class 3 Notes due July 3, 2006 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	The initial interest payment due on Class 1 Notes for interest accruing after December 31, 2003 will be due April 1, 2005.

•	Quarterly principal payments on Class 1 Notes would be eliminated, with all principal due at maturity.

•	$330,000 of principal on Class 1 Notes issued prior to April 16, 2002 will be exchanged for Class 3 Notes due February 27, 2007 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	Class 2 Notes outstanding at February 29, 2004, plus interest then accrued, may be exchanged for Class 3 Notes due December 31, 2005 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

During 2003, $1,355,000 of the Class 1 Notes were placed, $210,000 of which were purchased by the Company’s chairman, Charles J. Drake. At December 31, 2003, a total of $2,455,000 of the Class 1 Notes had been placed. Mr. Drake has purchased a total of $560,000 of the Company’s Class 1 Notes and Max A. Coon (a director of the Company) has purchased a total of $90,000 of the Company’s Class 1 Notes.

During 2003, $920,000 of the Class 2 Notes were placed. The Company made principal payments of $254,000 to Class 2 Note holders and an additional $455,000 of Class 2 Notes were converted to Class 1 Notes by the Note holders in the twelve months ended December 31, 2003. The outstanding principal balance on the Class 2 Notes was $722,000 at December 31, 2003.

Subsequent to December 31, 2003, $250,000 of Class 2 Notes were placed. The holders of these Notes will receive warrants when their notes are paid off, the amount of which will be determined at the pay off date (See discussion above). Also subsequent to December 31, 2003, $193,000 of Class 3 Notes were placed. These Notes are due April 1, 2008 and are convertible into the Company’s common stock at $1.00 per share for $100,000 of the Class 3 Notes and $1.25 for $93,000 of the Class 3 Notes. Finally, subsequent to December 31, 2003, Class 1 Notes totaling $827,500 were canceled as payment for the exercise of warrants to purchase 3,310,000 shares of the Company’s common stock. Included in these amounts were $472,500 of Class 1 Notes canceled as payment for the exercise of warrants to purchase 1,890,000 shares of common stock by Mr. Drake.

At December 31, 2003, the Company had short-term notes payable to related parties of approximately $449,000. The Company’s notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (an 18% owner of the Company); a $232,000 obligation to Warren, Cameron, Asciutto, and Blackmer, P.C. (the Company’s corporate counsel); and a $79,000 obligation to 2161 Limited Partnership (a partnership in which J. Michael Warren of Warren, Cameron, Asciutto, and Blackmer, P.C. is a partner). These notes have interest rates ranging from 4.5% to 6.75% and, at December 31, 2003, were due on demand. Interest expense related to the Maxco note was approximately $7,000 in 2003. Subsequent to December 31, 2003, the due date on the obligation to Maxco was extended to July 1, 2005 and $250,000 of the obligations (including accrued interest) to Warren, Cameron, Asciutto, and Blackmer, P.C. were exchanged for Class 3 Notes due December 31, 2005, with the remaining portion of the obligation, approximately $104,000, due July 1, 2005.

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

A summary of the Company’s debt obligations as of December 31 is as follows:

	2003	2002
	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$2,455	$1,100
Less Original Issue Discount (OID)	(364)	(138)
Less Current Maturities	(666)

Net Long Term Debt	$1,425	$962

Short Term Debt:
Class 2 Notes	$722	$511
Other Short Term Debt	449	456

Total Short Term Debt	$1,171	$967

Interest paid in 2003 was approximately $16,000 compared to interest expensed of $370,000. The $354,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2003. Interest paid in 2002 was approximately $39,000 compared to interest expensed of $251,000. The $212,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2002. Interest paid in 2001 was approximately $125,000 compared to interest expensed of $172,000. The $47,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2001.

Note D - Income Taxes

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

As of December 31, 2003, the Company has cumulative net operating loss carryforwards approximating $36.7 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, and $5.5 million in 2023) for tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $2.0 million in 2003, $1.6 million in 2002, and $2.2 million in 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2003	2002
	(in thousands)
Deferred tax liabilities:
Deductible software development costs, net of amortization	$110	$175
Tax under book depreciation	(9)

Total deferred tax liabilities	101	175
Deferred tax assets:
Net operating loss carryforwards	12,467	10,604
Credit carryforwards	331	331
Inventory reserve	239	193
Bad debt reserve	56	56
Reserve for warranty	9	9
Other	94	100

Total deferred tax assets	13,196	11,293
Valuation allowance for deferred tax assets	13,095	11,118

Net deferred tax assets	101	175

Net deferred tax	$—	$—

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	2003	2002	2001
	(in thousands)
Consolidated net income (loss)	$(1,937)	$(2,203)	$(8,135)
Foreign net income (loss)	3,928	2,648	(1,620)

U.S. net income (loss)	$(5,865)	$(4,851)	$(6,515)

Tax provision (credit) at U.S. statutory rates	$(1,995)	$(1,649)	$(2,215)
Change in valuation allowance	1,977	1,629	2,181
Nondeductible expenses	18	20	34
Other	—	—

	$—	$—	$—

In 2000, the Company paid $100,000 for its 1999 alternative minimum tax liability, which was refunded to the Company in 2002 (see the “Job Creation and Worker Assistance Act of 2002” discussion above). There were no income tax payments in 2003, 2002, or 2001.

Note E – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	2003	2002	2001
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(1,937)	$(2,203)	$(8,135)

*there was no effect of dilutive securities, see below
Denominator for basic and diluted loss per share - weighted average shares	9,430	9,430	9,198

*there was no effect of dilutive securities, see below
Basic and diluted loss per share:
Net loss	$(0.21)	$(0.24)	$(0.88)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note F - Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States’ employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $6,000, $7,000, and $15,000 for 2003, 2002 and 2001, respectively.

Note G - Lease Commitments and Contingencies

The Company uses equipment and office space under operating lease agreements requiring rental payments approximating $92,000 in 2004 and $2,000 in 2005. Rent expense charged to operations approximated $70,000, $128,000, and $154,000 in 2003, 2002 and 2001, respectively. On July 27, 2001, the Company completed a transaction to sell the building it currently occupies in Farmington Hills, MI for $2.45 million. The Company continues to occupy a portion of the building under a five-year lease agreement with the new owner. In 2002, the Company entered into a new lease agreement whereby it occupies less square footage in exchange for a reduced lease rate. This agreement was effective April 1, 2002 and is reflected in the future lease payments previously discussed.

Note H - Stock Options and Warrants

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

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

	2003	2002	2001
Expected stock price volatility	1.172	0.833	0.768
Risk free interest rate	2.0%	3.0%	5.5%
Expected life of options in years	7.0	7.4	7.7

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Pro forma net loss	$(1,960)	$(2,235)	$(8,172)
Pro forma loss per share:
Basic and Diluted	$(0.21)	$(0.24)	$0.89

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in Management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options. These proforma results reflect only stock options granted in 1995 through 2003 and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of this statement.

On August 1, 2001, the Compensation Committee of the Company’s Board of Directors resolved to grant qualified stock options for the purchase of 335,000 shares with an exercise price equal to the market price at the close of trading on the grant date, $.14 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 150,000 shares so that they could be distributed to other key people. Additionally, Mr. Drake was provided with 400,000 shares of unregistered stock of the Company, subject to certain sale restrictions. An additional $56,000 of compensation expense was charged to general and administrative expense in 2001 as a result of the issuance of these shares. At December 31, 2003, there were options outstanding to purchase 1,005,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

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

In May 2003, the Compensation Committee of the Company’s Board of Directors resolved to grant 140,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.15 per share. An additional 40,000 were granted in May 2003 with an exercise price equal to the market price at the close of trading on the grant date, $.16 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 156,000 shares so that they could be distributed to other key people.

A summary of the status of the Option Plans at December 31, 2003 is as follows:

		Non-Qualified
	Qualified ISO	Stock Option
	Plan	Plan	1999 Plan	1995 Plan
	(in thousands)
Options outstanding	7	7	497	494
Options exercisable	7	7	339	472
Options granted during:
2003	0	0	158	22
2002	0	0	202	98
2001	0	0	120	215
2000	0	0	0	0
1999	0	0	400	206
1998	0	0	0	0
1997	0	0	0	267
1996	0	0	0	132
Options available for grant	0	0	3	6

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans follows:

	2003		2002		2001
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
	(number of shares in thousands)
Outstanding at beginning of year	1,038	$1.15	991	$1.52	982	$2.82
Granted	180	0.15	300	0.14	335	0.14
Exercised	0	0.00	0	0.00	0	0.00
Canceled	(213)	2.31	(253)	1.40	(326)	4.01

Outstanding at end of year ($.10 to $9.25 per share)	1,005	0.73	1,038	1.15	991	1.52

Exercisable ($.10 to $9.25 per share)	825	$0.85	982	$1.16	791	$1.64

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2003 follows:

				Weighted
Range of			Number	Average	Number
Exercise Prices			Outstanding	Remaining Life	Exercisable
			(number of shares in thousands)
$.10	to	$1.07	934	7.7	754
$4.75	to	$4.88	31	3.4	31
$5.63	to	$6.25	28	2.1	28
$8.50	to	$9.25	12	1.0	12

$.10	to	$9.25	1,005	7.4	825

In March 2001, the Company’s Board of Directors approved the issuance of up to $1.5 million (increased to $2.5 million in March 2003 and further increased to $4.0 million in August 2003) of senior subordinated debentures. At December 31, 2003, in connection with placements of debt under this plan, there were warrants outstanding to purchase 7,878,150 shares of the Company’s common stock at a conversion price of $.25 per share, 584,100 shares at a conversion price of $.35 per share and 109,041 shares at a conversion price of $.80 per share. The Company’s chairman, Charles J. Drake, has invested a total of $560,000 in the Company’s debentures and in connection with these committments received warrants for the purchase of 1,890,000 shares of the Company’s common stock.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at December 31, 2003. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At December 31, 2003, the holders of these warrants had the right to purchase up to 2,582,264 shares of the Company’s common stock at $3.72 per share.

A summary of the outstanding warrants and options at December 31, 2003 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding (1)	Remaining Life	Exercisable (1)
	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$3.72	2,582	1.5	2,582
2001 Note and Warrant Purchase Agreement	$0.26	8,571	2.9	8,571
Qualified ISO Plan	$9.25	7	0.7	7
Non-Qualified Stock Option Plan	$6.25	7	1.1	7
1995 Employee Stock Option Plan	$1.03	494	6.8	472
1999 Employee Stock Option Plan	$0.23	497	8.2	339

	$1.03	12,158	3.0	11,978

(1)	Excludes warrants exercisable under certain outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At December 31, 2002, $722,000 of the Class 2 Notes were outstanding.

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

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31
	2003	2002	2001
	(in thousands)
Net revenues from unaffiliated customers:
United States	$641	$944	$1,436
United Kingdom	—	635	1,197

	$641	$1,579	$2,633

Earnings (loss) from continuing operations before income taxes:
United States	$(2,031)	$(1,747)	$(6,514)
United Kingdom	94	(456)	(1,621)

	$(1,937)	$(2,203)	$(8,135)

Identifiable assets:
United States	$667	$1,243	$1,631
United Kingdom	—	65	333

	$667	$1,308	$1,964

Long lived assets:
United States	$27	$59	$139
United Kingdom	—	—	20

	$27	$59	$159

Capital expenditures:
United States	$—	$—	$—
United Kingdom	—	—	—

	$—	$—	$—

Depreciation and amortization expense:
United States	$365	$542	$2,907
United Kingdom	—	20	404

	$365	$562	$3,311

Net revenues by geographic area:
North America	$556	$633	$1,412
Europe	5	547	1,084
Asia	80	399	137

	$641	$1,579	$2,633

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note J – Sale of Building

On July 27, 2001, the Company completed a transaction to sell the 50,000 square foot building it occupied in Farmington Hills, MI for $2.45 million, at which time the existing mortgages were retired. The Company continued to occupy a portion of the building under a five-year lease agreement with the new owner. Effective April 1, 2002, the Company entered into a new lease agreement whereby it moved into a smaller space, 5,000 square feet, in exchange for a reduced lease rate. Given the reduction in square footage, the Company disposed of a significant portion of its equipment in 2002, which was written-down to its estimated net realizable value in 2001. Net proceeds from the sale were approximately $200,000 of which $186,000 was used to prepay nine months of rent, a requirement of the lease agreement. The Company recognized a loss on the sale of the building of approximately $22,000 in addition to a $210,000 charge to write-down the carrying value of the Company’s property and equipment in 2001, both of which are included in gain(loss) on sales of assets.

Note K – Sale of Technology

Packaging Inspection Technology

On August 24, 2001, the Company completed the sale of certain of its packaging applications software and most of the property and equipment of its subsidiary, Integral Vision Ltd., to n.v. DIMACO, s.a. for $500,000 in cash and future royalties. Included in the transaction was the sale of the worldwide exclusive rights to Integral Vision’s “Full Bottle Inspection System” (FBIS), a product that performs certain inspections on bottles at the end of a filling line. Integral Vision will receive a royalty on each FBIS sold for the next three years. The proceeds from the transaction were used primarily to fund current operations and to pay down existing trade payables.

Also included with the transaction was a manufacturing agreement whereby DIMACO will manufacture products for Integral Vision’s Optical Disc and Display Inspection customers in Europe.

Under the terms of the sale, most of Integral Vision Ltd.’s personnel and costs have transferred to DIMACO. However, Integral Vision Ltd. maintains sales and service staff to support its Optical Disc and Display Inspection customers in Europe.

The approximate net book values of the assets sold were $13,000 for inventory, $97,000 for property and equipment, and $276,000 for capitalized software development costs. The Company recognized a gain on the transaction of approximately $114,000, which is included in gain(loss) on sales of assets in 2001, primarily attributable to the software included in the sale.

The packaging applications included in the sale accounted for approximately $516,000 of the Company’s net revenue for the year ended December 31, 2001.

Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approxmiately $54,000 in royalties in 2003 and expects to receive additional royalties in excess of $60,000 a year for the next two years. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain(loss) on sales of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

The optical disc inspection technology included in the sale accounted for approximately $743,000, and $1.1 million of the Company’s net revenue for 2002 and 2001, respectively.

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

Management periodically performs an analysis of the net realizable value of capitalized software costs. Based on current market conditions and the direction of the Company, Management determined that capitalized software development costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. During 2001, $1.3 million of additional amortization is included in costs of sales as a result of these analyses. Additionally, as a result of the analyses, direct costs of revenues in 2001 includes a $540,000 charge for the write-down of inventory.

In 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

Note M – Officers’ Notes Receivable

In 2001, Messrs. Charles Drake and Mark Doede each had loans from the Company, the outstanding balances of which were included in the stockholders’ equity section of the consolidated balance sheet. In August 2001, the Compensation Committee of the Company’s Board of Directors resolved to forgive $100,000 of the outstanding balance on each of their loans from the Company. The $200,000 charge for the write-down of the notes was included as compensation in general and administrative expenses in the consolidated statement of operations in 2001. Mr. Drake also made approximately $250,000 in principal payments on his note in 2001. Mr. Drake paid off the remaining $63,000 principal balance of this note in 2002.

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

In 2002, Mr. Doede paid off the remaining principal balance of his note, approximately $188,000. This debt was incurred by Mr. Doede in order to satisfy certain personal obligations and was evidenced by a promissory note bearing interest at 9%. Mr. Doede received no new advances from the Company subsequent to June 30, 2002. Mr. Doede has also voluntarily deferred approximately $14,000 of his wages. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

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

Information on the current quotes on the stock, which will continue to use the ticker symbol INVI, are available at the OTCBB’s website, www.otcbb.com and most financial information portals, such as that provided at http://finance.yahoo.com or http://quote.bloomberg.com. Integral Vision expects to continue to provide information through filings with the Securities and Exchange Commission (SEC) as required for continued listing on the OTCBB. These filings can be found at the SEC’s website at www.sec.gov.

Note O – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during 2003, 2002 and 2001, the Company incurred losses from operations of $1.9 million, $2.2 million, and $8.1 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company’s anticipated cash provided by operating activities will not be sufficient to support the Company’s cash flow needs over the next twelve months. Additionally, at December 31, 2003, substantially all of the Company’s $412,000 in trade accounts payable was overdue, of which $62,000 was paid subsequent to December 31, 2003. The Company also has an estimated $386,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies. At December 31, 2003, under the terms of the Company’s Note and Warrant Purchase Agreement, as amended, the Company could issue up to $4.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants is estimated to be 486,000. There was approximately $2.8 million in principal and interest due to the Class 1 Note holders at December 31, 2003. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. No Class 3 Notes were issued, however. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock (see Note A to consolidated financial statements). The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement. The maturity date on substantially all of the outstanding Class 2 Notes was extended to December 31, 2005. Principal and interest due on the Class 2 notes on December 31, 2005 is projected to be approximately $1.2 million. The terms of the Class 1 Notes were changed such that all accrued interest (projected to be approximately $425,000) would be due on June 30, 2004. Additionally, the first principal payments (projected to be approximately $176,000) on the Class 1 Notes would be due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, if the Company’s shareholders approve management’s proposal to increase the Company’s authorized stock to 31,000,000 at the Company’s annual meeting of its shareholders to be held on May 6, 2004, the following will occur:

•	The accrued interest on outstanding Class 1 Notes as of December 31, 2003 in the amount of approximately $313,418 will be exchanged for new Class 3 Notes due July 3, 2006 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	The initial interest payment due on Class 1 Notes for interest accruing after December 31, 2003 will be due April 1, 2005.

•	Quarterly principal payments on Class 1 Notes would be eliminated, with all principal due at maturity.

•	$330,000 of principal on Class 1 Notes issued prior to April 16, 2002 will be exchanged for Class 3 Notes due February 27, 2007 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	Class 2 Notes outstanding at February 29, 2004, plus interest then accrued, may be exchanged for Class 3 Notes due December 31, 2005 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

Management is projecting a cash shortfall over the next twelve months of approximately $70,000. Management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $1.7 million. Additionally, if necessary, Management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that Management will be able to successfully execute these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments. If any, that may ultimately be needed if the Company is unable to continue operating as a going concern, have been made in these consolidated financial statements.

Note P – Foreign Currency Translation Adjustment

In June 2002, Integral Vision, Inc. wrote-off as uncollectible an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the quarter ended June 30, 2002 and totaled approximately $208,000.

Note Q – Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Note R – Subsequent Events

Subsequent to December 31, 2003, $250,000 of Class 2 Notes were placed. The holders of these Notes will receive warrants when their notes are paid off, the amount of which will be determined at the pay off date (See discussion in Note C). Also subsequent to December 31, 2003, $193,000 of Class 3 Notes were placed. These Notes are due April 1, 2008 and are convertible into the Company’s common stock at $1.00 per share for $100,000 of the Class 3 Notes and $1.25 for $93,000 of the Class 3 Notes. Finally, subsequent to December 31, 2003, Class 1 Notes totaling $827,500 were canceled as payment for the exercise of warrants to purchase 3,310,000 shares of the Company’s common stock.

In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement. The maturity date on substantially all of the outstanding Class 2 Notes was extended to December 31, 2005.

Principal and interest due on the Class 2 notes on December 31, 2005 is projected to be approximately $1.2 million. The terms of the Class 1 Notes were changed such that all accrued interest (projected to be approximately $425,000) would be due on June 30, 2004. Additionally, the first principal payments (projected to be approximately $176,000) on the Class 1 Notes would be due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, if the Company’s shareholders approve management’s proposal to increase the Company’s authorized stock to 31,000,000 at the Company’s annual meeting of its shareholders to be held on May 6, 2004, the following will occur:

•	The accrued interest on outstanding Class 1 Notes as of December 31, 2003 in the amount of approximately $313,418 will be exchanged for new Class 3 Notes due July 3, 2006 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	The initial interest payment due on Class 1 Notes for interest accruing after December 31, 2003 will be due April 1, 2005.

•	Quarterly principal payments on Class 1 Notes would be eliminated, with all principal due at maturity.

•	$330,000 of principal on Class 1 Notes issued prior to April 16, 2002 will be exchanged for Class 3 Notes due February 27, 2007 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	Class 2 Notes outstanding at February 29, 2004, plus interest then accrued, may be exchanged for Class 3 Notes due December 31, 2005 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

The Company’s Board of Directors unanimously approved the additional modification to the Amended Note and Warrant Purchase Agreement, including the conversion price of $0.75 per share for Class 3 Notes to be issued as described above. On the modification date, the market price of the Company’s common stock was approximately $1.50 per share. The Board felt the $0.75 conversion price was justified given the concessions received in connection with the debt, the fact that the shares are restricted, and other factors.

Schedule II - Valuation And Qualifying Accounts

Integral Vision, Inc. And Subsidiary

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning of	Costs and	Accounts-			End of
Description	Period	Expenses	Describe	Deductions - Describe		Period
Year ended December 31, 2003:
Accounts receivable allowance	$170	$5		$9	(3)	$166
Inventory obsolescence reserve	561	110				671
Deferred tax valuation allowance	11,118	1,977				13,095

	$11,849	$2,092	$—	$9		$13,932

Year ended December 31, 2002:
Accounts receivable allowance	$179	$99		$108	(3)	$170
Inventory obsolescence reserve	1,836	(7)		1,268	(1)	561
Deferred tax valuation allowance	9,489	1,629				11,118

	$11,504	$1,721	$—	$1,376		$11,849

Year ended December 31, 2001:
Accounts receivable allowance	$82	$109		$12	(3)	$179
Inventory obsolescence reserve	1,484	352				1,836
Deferred tax valuation allowance	7,308	2,181				9,489

	$8,874	$2,642	$—	$12		$11,504

1)	Write-off obsolete inventory

2)	Net change in deferred tax valuation allowance

3)	Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 2003

Commission File Number 0-12728

Exhibit
Number	Exhibit Index Description
4.8	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note.

21	Subsidiary of the Registrant.

23.1	Consent of Rehmann Robson, independent auditors.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §1350, as adopted).