Form 10-Q
period 2004-03-31
INTEGRAL VISION INC
filed 2004-05-17
CIK 719152

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 2004.


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

       Registrant's telephone number, including area code: (248) 471-2660
                                                           --------------

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

                                 YES  X    NO
                                     ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   YES      NO   X
                                                  ----     ----

The number of shares outstanding of the registrant's Common Stock, no par value, stated value $.20 per share, as of April 30, 2004 was 13,258,901.

                              INTEGRAL VISION, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                                                                   PAGE
                                                                                                                   ----
Part I - Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets                                                                           3

               Consolidated Statements of Operations                                                                 5

               Consolidated Statement of Stockholders' Deficit                                                       6

               Consolidated Statements of Cash Flows                                                                 7

               Notes to Consolidated Financial Statements                                                            8

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                16

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                           19

     Item 4.   Controls and Procedures                                                                              19

Part II - Other Information

     Item 1.   Legal Proceedings                                                                                    21

     Item 2.   Changes in Securities and Use of Proceeds                                                            21

     Item 3.   Defaults Upon Senior Securities                                                                      21

     Item 4.   Submission of Matters to a Vote of Security Holders                                                  21

     Item 5.   Other Information                                                                                    22

     Item 6.   Exhibits and Reports on Form 8-K                                                                     22

Signatures                                                                                                          24

Certifications                                                                                                      25

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      INTEGRAL VISION, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,    December 31,
                                                                                      2004         2003
                                                                                  (Unaudited)
                                                                                  -----------   -----------
                                                                                       (in thousands)
ASSETS

CURRENT ASSETS
 Cash                                                                                 $  61        $  42
 Accounts receivable, less allowance of $166,000                                         73           14
 Inventories - Note A                                                                   366          168
 Other current assets                                                                    39           48
                                                                                      -----        -----
TOTAL CURRENT ASSETS                                                                    539          272

PROPERTY, PLANT AND EQUIPMENT
 Leasehold Improvements                                                                  43           43
 Production and engineering equipment                                                   110          110
 Furniture and fixtures                                                                  64           64
 Vehicles                                                                                18           18
 Computer equipment                                                                     164          160
                                                                                      -----        -----
                                                                                        399          395
 Less accumulated depreciation                                                         (375)        (368)
                                                                                      -----        -----
                                                                                         24           27
OTHER ASSETS

 Capitalized computer software development costs, less accumulated amortization
   of $7,543,000 ($7,495,000 in 2003) - Note A                                          274          323
 Patents, less accumulated amortization of $435,000 ($428,000 in 2003) - Note A          39           45
                                                                                      -----        -----
                                                                                        313          368
                                                                                      -----        -----
                                                                                      $ 876        $ 667
                                                                                      =====        =====


See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                      March 31,      December 31,
                                                                                        2004            2003
                                                                                     (Unaudited)
                                                                                    --------------   ------------
                                                                                    (in thousands)
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
 Notes payable - Notes C & F                                                           $  1,002        $  1,171
 Accounts payable                                                                           569             412
 Accrued compensation and related costs - Note F                                            269             282
 Accrued state income taxes - Note B                                                        149             166
 Accrued interest - Note C                                                                  447             403
 Other accrued liabilities                                                                   69              64
 Current maturities of long-term debt - Note C                                              465             666
                                                                                       --------        --------
TOTAL CURRENT LIABILITIES                                                                 2,970           3,164

LONG-TERM DEBT, less current maturities and O.I.D. - Note C                               1,645           1,425
                                                                                       --------        --------
TOTAL LIABILITIES                                                                         4,615           4,589

STOCKHOLDERS' DEFICIT
 Common stock, without par value, stated value $.20 per share; 31,000,000 shares authorized; 13,168,901 shares issued
   and outstanding (9,249,901 in 2003)                                                    2,634           1,886
 Additional paid-in capital                                                              31,725          31,694
 Accumulated deficit                                                                    (38,098)        (37,502)
                                                                                       --------        --------
Total Stockholders' Deficit                                                              (3,739)         (3,922)
                                                                                       --------        --------
                                                                                       $    876        $    667
                                                                                       ========        ========


See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended March 31,
                                                                                        2004             2003
                                                                                      ----------      ---------
                                                                                             (Unaudited)
                                                                                 (In thousands, except per share data)
Net sales                                                                              $     93        $    412
Costs of sales:
 Direct costs of sales                                                                       60             215
 Depreciation and amortization                                                               62              66
                                                                                       --------        --------
Total costs of sales                                                                        122             281
                                                                                       --------        --------
Gross margin                                                                                (29)            131

Other costs and expenses:
 Marketing                                                                                   53              49
 General and administrative                                                                 240             208
 Engineering and development                                                                189             182
                                                                                       --------        --------
Total other costs and expenses                                                              482             439
                                                                                       --------        --------
Operating loss                                                                             (511)           (308)
Other income                                                                                 31              26
Interest expense - Note C                                                                  (116)            (70)
                                                                                       --------        --------
Net loss                                                                               $   (596)       $   (352)
                                                                                       ========        ========
Basic and diluted loss per share:
 Net loss                                                                              $  (0.06)       $  (0.04)
                                                                                       ========        ========

Weighted average number of shares of common stock and  common stock equivalents,
where applicable                                                                         10,373           9,430
                                                                                       ========        ========


See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                         Common Stock
                                  -----------------------------
                                   Number of
                                    Shares                      Additional Paid-  Accumulated
                                  Outstanding        Amount       In Capital       Deficit         Total
                                  -----------        ------       ----------       -------         -----
                                        (in thousands, except number of common shares outstanding)
BALANCE AT JANUARY 1, 2004         9,429,901        $ 1,886        $ 31,694        $(37,502)       $(3,922)

 Net loss for the period                                                               (596)          (596)
 Warrants exercised                3,670,000            734              35                            769
 Stock options exercised              69,000             14              (4)                            10
                                  ----------        -------        --------        --------        -------
BALANCE AT MARCH 31, 2004         13,168,901        $ 2,634        $ 31,725        $(38,098)       $(3,739)
                                  ==========        =======        ========        ========        =======


See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended March 31,
                                                                                 2004           2003
                                                                              ----------      ---------
                                                                                      (Unaudited)
                                                                                     (in thousands)
OPERATING ACTIVITIES

Net loss                                                                          $(596)       $(352)

Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation                                                                         7            8
 Amortization                                                                        81           73
 Changes in operating assets and liabilities:
  Accounts receivable                                                                (7)         117
  Inventories                                                                      (198)         205
  Prepaid and other                                                                   9           42
  Accounts payable and other current liabilities                                    169         (348)
                                                                                  -----        -----
Net Cash Used In Operating Activities                                              (535)        (255)

INVESTING ACTIVITIES
 Purchase of property and equipment                                                  (4)          (2)
                                                                                  -----        -----
Net Cash Used In Investing Activities                                                (4)          (2)

FINANCING ACTIVITIES
 Proceeds from sale of Class 2 Notes                                                280
 Proceeds from sale of Class 3 Notes                                                268
 Proceeds from exercise of options                                                   10
 Repayments of Class 2 Notes                                                                    (154)
 Proceeds from other short term notes                                                             17
 Repayments on short term notes                                                                  (70)
 Proceeds from sale of Class 1 Notes, net of discount                                            296
 Proceeds from sales of warrants in connection with Class 1 Notes                                 94
                                                                                  -----        -----
Net Cash Provided By Financing Activities                                           558          183
                                                                                  -----        -----
Increase (Decrease) in Cash                                                          19          (74)
Cash at Beginning of Period                                                          42           81
                                                                                  -----        -----
Cash at End of Period                                                             $  61        $   7
                                                                                  =====        =====
SUPPLEMENTAL CASH FLOWS DISCLOSURE:

 Interest Paid                                                                    $   4        $  18
                                                                                  =====        =====
 Non-Cash Financing Activities:
 A note payable in the amount of $250,000 was converted to a
 Class 3 Note during the period ended March 31, 2004.


See notes to consolidated financial statements.

                      INTEGRAL VISION, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)

Note A - Summary of Significant Accounting Policies

Nature of Business

      Integral Vision, Inc. (or the "Company") develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company's products is optical display inspection ("machine vision products"). The Company's product offerings include LCI-Professional, SharpEye, ChromaSee, and Lifetime Tester. The Company's products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Reclassifications

      Certain amounts have been reclassified in prior periods' presentations to conform to the current year's presentation.

Accounts Receivable

      Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company maintains an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.

Inventories

      Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At March 31, 2004 and December 31, 2003, inventories consisted of the following (net of allowance of $704,000 at March 31, 2004 and $671,000 at December 31, 2003):

                                           March 31,         December 31,
                                             2004                2003
                                          (Unaudited)
                                          -----------        -----------
                                                 (in thousands)
Raw materials                                $117                 $70
Work in process                               180                  48
Finished goods                                 69                  50
                                             ----                ----
                                             $366                $168
                                             ====                ====

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

Revenue Recognition

      The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Concentrations of Credit and Other Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company's customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company's sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company's revenue is invoiced in U.S. dollars. For the quarter ended March 31, 2004, sales to three customers represented $83,000 of the Company's total revenue of $93,000 for the quarter. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

      Advertising costs are expensed as incurred. Advertising costs were approximately $1,000 for the three months ended March 31, 2004 and $2,000 for the comparable 2003 period.

Income Taxes

      The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes ("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain.

Fair Value Disclosure

      The carrying amounts of certain financial instruments such as cash, accounts receivable, notes receivable, accounts payable and long-term debt approximate their fair values. The fair value of the long-term financial instruments is estimated using discounted cash flow analysis and the Company's current incremental borrowing rates for similar types of arrangements.

Contingencies and Litigation

      The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management's estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2004.

Stock Options and Warrants

      The Company has elected to follow APB No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", as amended by FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."

      The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. No options were granted in the three month periods ended March 31, 2003 and 2004. At March 31, 2004, there were options outstanding to purchase 936,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

      Subsequent to March 31, 2004, the Company's stockholders approved a new stock option plan to authorize shares on which qualified and nonqualified options may be granted for the purchase of up to 1,000,000 shares of common stock of the Company.

      Under the terms of the Company's Note and Warrant Purchase agreement, as amended, the Company could issue up to $4.0 million of senior debentures, which consists of Class 1 and Class 2 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company's common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants is estimated to be 455,000. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $4.0 million and created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company's board of directors at the date of issuance. No Class 3 Notes were issued, however. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company's common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement. The maturity date on substantially all of the outstanding Class 2 Notes was extended to December 31, 2005. Principal and interest due on the Class 2 notes on December 31, 2005 is projected to be approximately $1.2 million. The terms of the Class 1 Notes were changed such that all accrued interest would be due on June 30, 2004. Additionally, the first principal payments on the Class 1 Notes would be due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, as a result of the Company's shareholders' approval of management's proposal to increase the Company's authorized stock to 31,000,000 at the Company's annual meeting of its shareholders that was held on May 6, 2004, the following has occurred:

         - The accrued interest on outstanding Class 1 Notes as of December 31, 2003 in the amount of approximately $313,000 has been exchanged for new Class 3 Notes due July 3, 2006 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company's common stock at $0.75 per share.

         - The initial interest payment due on Class 1 Notes for interest accruing after December 31, 2003 is due April 1, 2005.

         - Quarterly principal payments on Class 1 Notes have been eliminated, with all principal due at maturity.

         - $330,000 of principal on Class 1 Notes issued prior to April 16, 2002 have been exchanged for Class 3 Notes due February 27, 2007 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company's common stock at $0.75 per share.

         - Class 2 Notes outstanding at February 29, 2004, plus interest then accrued, may be exchanged for Class 3 Notes due December 31, 2005 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company's common stock at $0.75 per share.

      On the modification date, the market price of the Company's common stock was approximately $1.50 per share. The Board felt the $0.75 conversion price was justified given the concessions received in connection with the debt, the fact that the shares are restricted, and other factors.

      During the quarter ended March 31, 2004, $280,000 of the Class 2 Notes and $268,000 of the Class 3 Notes were placed. Additionally, Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company's corporate counsel), agreed to convert $250,000 of its $354,000 short term note payable into a Class 3 Note. The remaining $104,000 was converted to a new note with an interest rate of 6.75% and a maturity date of July 1, 2005. Also during the quarter, certain holders of Class 1 Notes exercised their warrants to purchase 1,540,000 shares of the Company's common stock at $0.25 per share, the proceeds of which were used to repay the face value of the respective Class 1 Notes. Mr. Drake exercised his warrants to purchase 1,890,000 shares of the Company's common stock at $0.25 per share, the proceeds of which were used to repay substantially all of the face value of the his Class 1 Notes. Maxco, Inc. exercised its warrants to purchase 240,000 shares of the Company's common stock at $0.25 per share, the proceeds of which were used to repay a portion of the face value of the its Class 1 Note. At March 31, 2004, a total of $1,537,500 of the Class 1 Notes, $972,000 of the Class 2 Notes, and $518,000 of the Class 3 Notes were outstanding. Max A. Coon (a director of the Company) has purchased a total of $90,000 of the Company's Class 1 Notes.

      Subsequent to March 31, 2004, $210,000 of Class 3 Notes was placed which are convertible into shares of the Company's common stock at $1.25 per share. Additionally, $30,000 of Class 2 Notes was placed.

      In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at March 31, 2004. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At March 31, 2004, the holders of these warrants had the right to purchase up to 3,336,688 shares of the Company's common stock at $2.88 per share.

      During the quarter ended March 31, 2004 employee stock options to purchase 69,000 shares of the Company's stock at prices ranging from $0.10 to $0.24 per share were exercised, resulting in net proceeds of approximately $10,000.

      A summary of the outstanding warrants, options, and other potential common stock equivalents at March 31, 2004 is as follows:

                                                             Weighted                              Weighted
                                                              Average             Number            Average           Number
                                                           Exercise Price       Outstanding       Remaining Life    Exercisable
                                                           --------------       -----------       --------------    -----------
                                                                              (number of shares in thousands)
1997 Note and Warrant Purchase Agreement                        $2.88             3,337              1.25            3,337
2001 Note and Warrant Purchase Agreement (1)                    $0.26             4,916              2.68            4,916
Class 3 Notes                                                   $0.91               568              2.97              568
Qualified ISO Plan                                              $9.25                 7              0.40                7
1995 Employee Stock Option Plan                                 $1.10               460              6.43              438
1999 Employee Stock Option Plan                                 $0.23               462              7.92              304
                                                                -----             -----              ----            -----
                                                                $1.26             9,182              2.61            9,002
                                                                =====             =====              ====            =====


         (1) Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At March 31, 2004, $972,000 of the Class 2 Notes was outstanding.

         (2) Subsequent to March 31, 2004, Class 3 Notes of $660,000 convertible at $0.75 and $210,000 convertible at $1.25 were issued for a total potential convertible into common stock of 1,048,000 shares.

Comprehensive Income

      The Company displays components of accumulated comprehensive income
      (loss), if any, in the Consolidated Statement of Stockholders' Deficit.

Recently Issued Accounting Standards

      In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities". This standard clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and addresses consolidation by business enterprises of variable interest entitles, more commonly known as "Special Purpose Entities" or "SPE's". FIN 46 requires existing unconsolidated variable interest entities' interests to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. The interpretation is effective with respect to interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the interpretation applies to the first interim or annual reporting period beginning after June 15, 2003. The subject matter of FIN 46 is not currently applicable to the Company; accordingly, it is not expected that the provisions of FIN 46 will have a material impact on financial position, results of operations, or cash flows of the Company.

Note B - Sale of Welding Controls Division

      The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of its Welding Controls division in 1999. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002. Additionally, the Company incurred a Michigan Single Business Tax
      (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At March 31, 2004, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $149,000 was outstanding at March 31, 2004 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

      The acquiring company also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due. As of March 31, 2004, no notifications have been made that the Company is obligated for any payments not made and the arrangement expires in 2004.

Note C - Long-Term Debt and Other Financing Arrangements

      At March 31, 2004, the Company had long term notes payable to related parties of approximately $243,000. The Company's notes to related parties included the following: a $139,000 obligation to Maxco, Inc. (a 17% owner of the Company) with an interest rate of prime plus 0.5%; and a $104,000 obligation to Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company's corporate counsel) with an interest rate of 6.75%. These notes mature in July 2005.

      A summary of the Company's debt obligations is as follows:

                                   March 31,     December 31,
                                     2004           2003
                                   ---------     ------------
                                        (in thousands)
Long Term Debt:
 Face value Class 1 Notes           $ 1,537        $ 2,455
 Less Original Issue Discount          (188)          (364)
 Class 3 Notes                          518             --
 Other Long Term Debt                   243             --
 Less Current Maturities               (465)          (666)
                                    -------        -------
Net Long Term Debt                  $ 1,645        $ 1,425
                                    =======        =======

Short Term Debt:
 Class 2 Notes                      $ 1,002        $   722
 Other Short Term Debt                   --            449
                                    -------        -------
Total Short Term Debt               $ 1,002        $ 1,171
                                    -------        -------


      For further discussion regarding the Company's obligations, see Note A -- Summary of Significant Accounting Policies -- Stock Options and Warrants.

Note D - Loss per Share

      The following table sets forth the computation of basic and diluted loss per share:

                                                                                      Three Months Ended March 31,
                                                                                     2004                     2003
                                                                                 -------------            -------------
                                                                                             (unaudited)
                                                                                 (in thousands, except per share data)
NUMERATOR FOR BASIC AND DILUTED LOSS PER SHARE - LOSS AVAILABLE TO
COMMON STOCKHOLDERS
Net loss                                                                             $(596)                    $(352)
                                                                                     ======                     =====
*there was no effect of dilutive securities -- see below

DENOMINATOR FOR BASIC AND DILUTED LOSS PER
   SHARE - WEIGHTED AVERAGE SHARES                                                   10,373                     9,430
                                                                                     ======                     =====
*there was no effect of dilutive securities -- see below

BASIC AND DILUTED LOSS PER SHARE:

 Net loss                                                                            $(0.06)                   $(0.04)
                                                                                     ------                    ------


      Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.

Note E - Sale of Optical Disc Inspection Technology

      On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision's assets related to inspection systems for the optical disc industry, including the names "Automatic Inspection Systems" and "AID." The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approximately $54,000 in royalties in 2003 and expects to receive additional royalties in excess of $60,000 a year for the next two years. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain(loss) on sales of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Note F - Related Party Transactions

      During the quarter ended March 31, 2004, Mr. Charles Drake, the Company's chairman, exercised warrants to purchase 1,890,000 shares of the Company's common stock at $0.25 per share in exchange for retiring various Class 1 Notes in the amount of $472,500.

      Mr. Mark Doede, the Company's President, advanced the Company approximately $15,000 in the first quarter of 2004. This amount is included in other accrued liabilities in the consolidated balance sheet.

      Mr. Arthur Harmala, the Company's Vice President of Marketing, has voluntarily deferred approximately $17,000 of his wages as of March 31, 2004. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

      During the quarter ended March 31, 2004, Maxco, Inc., a 17% owner of the Company, exercised warrants to purchase 240,000 shares of the Company's common stock at $0.25 per share in exchange for retiring a portion of a Class 1 Note in the amount of $60,000.

      Maxco, Inc. advanced the Company approximately $139,000 in 2001 to permit the Company to meet its obligations. In March 2004, the parties reached an agreement on a new note that extended the maturity date to July 1, 2005. Additionally, Maxco provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company has not recorded any charge for these services to date. For future services the Company may record charges, if and when, Management, Maxco, and the Independent Directors determine the value of such services on an ongoing basis.

      Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company's corporate counsel), agreed to convert $250,000 of its $354,000 short term note payable into a Class 3 Note. The remaining $104,000 was converted to a new note with an interest rate of 6.75% and a maturity date of July 1, 2005.

Note G - Income Taxes

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

Note H - Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year quarters of $596,000 and $352,000, respectively. Further, during the years ended December 31, 2003, 2002, and 2001, the Company incurred losses from continuing operations of $1.9 million, $2.2 million, $8.1 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

      The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at March 31, 2004, substantially all of the Company's $369,000 in trade accounts payable was overdue, of which $126,000 was paid subsequent to March 31, 2004. The Company also has an estimated $369,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

      For further discussion regarding the Company's obligations, see Note A -- Summary of Significant Accounting Policies -- Stock Options and Warrants.

Note I - Subsequent Events

      Subsequent to March 31, 2004, $210,000 of Class 3 Notes was placed which are convertible into shares of the Company's common stock at $1.25 per share. Additionally, $30,000 of Class 2 Notes was placed.

      In May 2004 the Company distributed a Private Offering Memorandum to raise capital of approximately $2.0 million by the sale of shares of the common stock of the Company at a price per share equal to 75% of the average of the closing prices reported on the Over-the-Counter Bulletin Board for Integral Vision common stock for the 5 trading days prior to the closing date. The shares have not been registered under the federal securities laws or the securities laws of any state. If successful, the shares issued upon sale in this offering will be restricted securities. The proceeds of the offering will be used for working capital and payment of certain outstanding indebtedness.

Note J - Off Balance Sheet Risk

      A claim has been made against the Company citing unpaid royalties totaling $107,000. Management does not believe that the Company will ultimately be found to be liable to the claimant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties. Generally, the words "anticipate", "expect", "intend", "believe" and similar expressions identify forward-looking statements. The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

OVERVIEW

      Integral Vision, Inc. (or the "Company") develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company's products is optical display inspection ("machine vision products"). The Company's product offerings include LCI-Professional, SharpEye, ChromaSee, and Lifetime Tester. The Company's products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

      LCI PROFESSIONAL - Integral Vision's LCI-Professional product is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision's display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

      SHARPEYE - Integral Vision's SharpEye product provides small Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, Poly OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

      CHROMASEE - Integral Vision's ChromaSee product, which was introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar "Tree View" representation of the inspection sequence flow. For deployment into production, the operator's interface provides essential views of results, images and statistics for production floor personnel.

      LIFETIME TESTER - Integral Vision's Lifetime Tester product, which was introduced in 2003, evaluates changes in display luminance, color and other performance characteristics over time. The Lifetime Tester facilitates the process of comparing different display manufacturing processes and formulas by evaluating large numbers of samples side by side to determine their life characteristics. This allows design and process engineers to efficiently evaluate the effectiveness of proposed design and process changes off line prior to implementation.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

      Net revenues decreased $319,000 (77.4%) to $93,000 in the first quarter of 2004 from $412,000 in the first quarter of 2003. The decrease in net revenue was primarily attributable to $398,000 of revenue from sales of the Company's flat panel display inspection products in the first quarter of 2003; there were only $14,000 in sales from that product line in the comparable 2004 period. Conversely, the first quarter of 2004 included $77,000 of revenue from packaging applications; there were no such sales in 2003.

      Costs of sales decreased $159,000 (56.6%) to $122,000 (131.1% of sales) in the first quarter of 2004 compared to $281,000 (68.2% of sales) in the first quarter of 2003. This was primarily due to a decrease of $237,000 in material costs as a result of the lower sales of flat panel display inspection products in the 2004 period. Partially offsetting this decrease were $87,000 in costs related to packaging applications in 2004 while there were no such costs in 2003.

      Marketing costs increased $4,000 (8.2%) to $53,000 in the first quarter of 2004 compared to $49,000 in the first quarter of 2003. This was attributable to an increase in employee related costs.

      General and administrative costs increased $32,000 (15.4%) to $240,000 in the first quarter of 2004 compared to $208,000 in the first quarter of 2003. This was primarily due to increased legal costs of $23,000 in the 2004 period. The remainder of the increase in the first quarter of 2004 compared to the first quarter of 2003 was mainly attributable to an increase in employee related costs.

      Engineering and development expenditures increased $7,000 (3.8%) to $189,000 in the first quarter of 2004 compared to $182,000 in the first quarter of 2003. This was primarily attributable to an increase in employee related costs.

      Other income in the first quarter of 2004 includes $29,000 of royalty income received in connection with the DaTARIUS Technologies transaction (see Note E to consolidated financial statements). Other income in the first quarter of 2003 includes $18,000 for engineering fees and $5,000 of royalty income.

      Interest expense increased $46,000 to $116,000 in the first quarter of 2004 compared to $70,000 in the first quarter of 2003. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to March 31, 2003 (see Note C to consolidated financial statements) and the discount on the debentures amortized in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities for the first quarter of 2004 used cash of approximately $535,000 primarily due to the Company's loss from operations of $596,000. Decreases in accounts receivable and inventories were offset by an increase in other assets and a decrease in accounts payable.

      The Company investing activities included only the purchase of approximately $4,000 of equipment in the first quarter of 2004.

      The Company's financing activities included the receipt of $280,000 from the sale of Class 2 Notes and $268,000 from the sale of Class 3 Notes. During the quarter ended March 31, 2004 employee stock options were exercised generating approximately $10,000.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at March 31, 2004, substantially all of the Company's $369,000 in trade accounts payable was overdue, of which $126,000 was paid subsequent to March 31, 2004. The Company also has an estimated $369,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

      For further discussion regarding the Company's obligations, see Note A -- Summary of Significant Accounting Policies -- Stock Options and Warrants.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2004, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

      REVENUE RECOGNITION

      The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

      CONTINGENCIES AND LITIGATION

      The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management's estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2004.

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

      While sales are generally denominated in US dollars, from time to time the Company may denominate sales in the following additional currencies:

            -     US Dollars

            -     Pound Sterling

            -     Euros

            -     Yen

      In management's opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 2004, the Company had no open positions and had no sales denominated in a foreign currency.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

            a)    Evaluation of disclosure controls and procedures

                  Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of

                  1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC's rules and regulations.

            b)    Changes in internal controls

                  There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         For a discussion regarding the Company's notes and warrants, see Note A -- Summary of Significant Accounting Policies -- Stock Options and Warrants.

         The notes and warrants were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There are fifteen purchasers, some of whom have purchased on more than one occasion. Of these, two of the purchasers are related entities or insiders of the Company. Thirteen of the purchasers are either a client, or relative of the principal, of one State of California registered investment advisor. To the best of the Company's knowledge, all of the purchasers are either "accredited investors" as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of shareholders was held on May 6, 2004. The matters voted upon were the election of directors, an amendment to the articles of incorporation, the approval of a new stock option plan, and other business, which may come before the meeting (of which there was none). The results of votes were as follows:

         1)  Election of directors:

                                      For                   Withheld
                                      ---                   --------
Max A. Coon                        11,680,711               158,390
Charles J. Drake                   11,687,221               151,880
Samuel O. Mallory                  11,694,966               144,135
Vincent Shunsky                    11,687,796               151,305
William B. Wallace                 11,675,166               163,935

         2)  Amendment to Articles of Incorporation

                  The Company is authorized to amend its articles of incorporation to increase the number of shares of common stock that it is authorized to issue from 25,000,000 to 31,000,000.

                     For                  Against               Abstain
                     ---                  -------               -------
                  11,529,016              296,925                13,160


3)       Approval of new stock option plan

                A new stock option plan authorizing shares on which qualified and nonqualified options may be granted for the purchase of up to 1,000,000 shares of common stock of the Company was approved.

         For                 Against                 Abstain         Broker Non-Vote
         ---                 -------                 -------         ---------------
       6,964,683             347,826                  16,320             4,510,272

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

4.7 Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase
                  Agreement (filed as Exhibit 4.7 to registrant's Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8 Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as
                  Exhibit 4.8 to registrant's Form 10-K for the year ended
                  December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

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

10.10             Asset Sale Purchase Agreement between the registrant and
                  DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant's Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

16 Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant's Form 10-K for the year ended
                  December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1 Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2 Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32                Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.Section1350, as adopted).

* The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)   Reports on Form 8-K:

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTEGRAL VISION, INC.


Date:   May 17, 2004                     /S/ CHARLES J. DRAKE
     ------------------------            ---------------------------------------
                                         Charles J. Drake
                                         Chairman of the Board and
                                         Chief Executive Officer

Date:   May 17, 2004                     /S/ MARK R. DOEDE
     ------------------------            ---------------------------------------
                                         Mark R. Doede
                                         President, Chief Operating Officer, and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description of Document
------                              -----------------------

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