Form 10-Q
period 2004-06-30
INTEGRAL VISION INC
filed 2004-08-16
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended June 30, 2004.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

Commission File Number 0-12728

INTEGRAL VISION, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2191935 (I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan (Address of principal executive offices)	48335 (Zip Code)

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

YES   ☒        NO     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    ☐      NO    ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of July 31, 2004 was 14,832,638.

INTEGRAL VISION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$705	$42
Accounts receivable	30	14
Inventories – Note A	884	168
Other current assets	15	48

TOTAL CURRENT ASSETS	1,634	272
PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	110	110
Furniture and fixtures	64	64
Vehicles	18	18
Computer equipment	171	160

	406	395
Less accumulated depreciation	(383)	(368)

	23	27
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $7,592,000 ($7,495,000 in 2003) – Note A	226	323
Patents, less accumulated amortization of $442,000 ($428,000 in 2003) – Note A	32	45

	258	368

	$1,915	$667

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets – Continued

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable – Notes C & F	$295	$1,171
Accounts payable	530	412
Accrued compensation and related costs – Note F	268	282
Accrued state income taxes – Note B	131	166
Accrued interest – Note C	169	403
Other accrued liabilities	33	64
Current maturities of long-term debt – Note C	—	666

TOTAL CURRENT LIABILITIES	1,426	3,164
LONG-TERM DEBT, less current maturities and O.I.D. – Note C	3,374	1,425

TOTAL LIABILITIES	4,800	4,589
STOCKHOLDERS’ DEFICIT
Common stock, without par value, stated value $.20 per share; 31,000,000 shares authorized; 14,832,638 shares issued and outstanding (9,429,901 in 2003)	2,967	1,886
Additional paid-in capital	33,022	31,694
Accumulated deficit	(38,874)	(37,502)

Total Stockholders’ Deficit	(2,885)	(3,922)

	$1,915	$667

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended June 30,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$77	$128
Costs of sales:
Direct costs of sales	86	43
Depreciation and amortization	61	66

Total costs of sales	147	109

Gross margin (Loss on sales)	(70)	19
Other costs and expenses:
Marketing	62	60
General and administrative	287	221
Engineering and development	251	174

Total other costs and expenses	600	455

Operating loss	(670)	(436)
Other income	2	22
Interest expense – Note C	(108)	(84)

Net loss	$(776)	$(498)

Basic and diluted loss per share:
Net loss	$(0.06)	$(0.05)

Weighted average number of shares of common stock and common stock equivalents, where applicable	13,595	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$170	$540
Costs of sales:
Direct costs of sales	146	258
Depreciation and amortization	123	132

Total costs of sales	269	390

Gross margin (Loss on sales)	(99)	150
Other costs and expenses:
Marketing	115	109
General and administrative	527	429
Engineering and development	440	356

Total other costs and expenses	1,082	894

Operating loss	(1,181)	(744)
Other income	33	48
Interest expense – Note C	(224)	(154)

Net loss	$(1,372)	$(850)

Basic and diluted loss per share:
Net loss	$(0.11)	$(0.09)

Weighted average number of shares of common stock and common stock equivalents, where applicable	11,984	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

	Number of
	Common Shares		Additional Paid-In	Accumulated
	Outstanding	Common Stock	Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)
Balance at January 1, 2004	9,429,901	$1,886	$31,694	$(37,502)	$(3,922)
Net loss for the period				(1,372)	(1,372)
Warrants exercised	4,000,737	800	82		882
Stock option exercised	179,000	36	(13)		23
Restricted shares issued	1,223,000	245	1,259		1,504

Balance at June 30, 2004	14,832,638	$2,967	$33,022	$(38,874)	$(2,885)

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(1,372)	$(850)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	16
Amortization	158	157
Changes in operating assets and liabilities:
Accounts receivable	36	60
Inventories	(716)	203
Prepaid and other	33	69
Accounts payable and other current liabilities	139	(296)

Net Cash Used In Operating Activities	(1,707)	(641)
Investing Activities
Purchase of property and equipment	(11)	(2)
Other	(2)	(1)

Net Cash Used In Investing Activities	(13)	(3)
Financing Activities
Issuance of restricted common stock	1,504	—
Proceeds from sale of Class 2 Notes	575	405
Repayments on Class 2 Notes	(60)	(259)
Proceeds from sale of Class 3 Notes	478	—
Repayments on long term notes	(137)	—
Proceeds from exercise of stock options	23	—
Proceeds from other short term notes	—	27
Repayments on short term notes	—	(75)
Proceeds from sale of Class 1 Notes, net of discount	—	369
Proceeds from sale of warrants	—	121

Net Cash Provided By Financing Activities	2,383	588

Effect of Exchange Rate Changes on Cash	—	—

Increase (Decrease) in Cash	663	(56)
Cash at Beginning of Period	42	81

Cash at End of Period	$705	$25

Supplemental cash flows disclosure:
Interest Paid	$80	$33

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
June 30, 2004
(Unaudited)

Note A — Summary of Significant Accounting Policies

Nature of Business

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”). The Company’s product offerings include LCI-Professional, SharpEye, ChromaSee, and Lifetime Tester. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom. Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At June 30, 2004 and December 31, 2003, inventories consisted of the following (net of allowance of $666,000 at June 30, 2004 and $671,000 at December 31, 2003):

	June 30,	December 31,
	2004	2003
	(Unaudited)
	(in thousands)
Raw materials	$198	$70
Work in process	613	48
Finished goods	73	50

	$884	$168

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the six months ended June 30, 2004, sales to three of the Company’s customers represented $143,000 of the Company’s total revenue of $170,000 for the period. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $2,000 for the six months ended June 30, 2004 and $5,000 for the comparable 2003 period.

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

Fair Value Disclosure

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable and long-term debt approximate their fair values. The fair value of the long-term financial instruments is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at June 30, 2004.

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

In May 2004, the Company’s stockholders approved a new stock option plan to authorize shares on which qualified and nonqualified options may be granted for the purchase of up to 1,000,000 shares of common stock of the Company.

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In May 2004, stock options for the purchase of 124,000 common shares were granted with an exercise price of $1.71 per share, which was the market price at the close of trading on the grant date. In May 2003, stock options for the purchase of 180,000 common shares were granted with an exercise price equal to the market price at the close of trading on the grant dates. Options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share. At June 30, 2004, there were options outstanding to purchase 943,000 shares of common stock at prices ranging from $.10 to $9.25 per share.

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

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Dividend yield	0.0%	0.0%
Expected stock price volatility	1.330	1.172
Risk free interest rate	2.0%	2.0%
Expected life of options (years)	7.00	7.00

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The following table presents net loss and basic and diluted loss per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands, except per share data)
Net loss:
Net loss, as reported	$(776)	$(498)	$(1,372)	$(850)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(49)	(6)	(55)	(6)

Pro forma net loss	$(825)	$(504)	$(1,427)	$(856)

Basic and diluted earnings per share:
Basic and diluted – as reported	$(0.06)	$(0.05)	$(0.11)	$(0.09)

Basic and diluted – pro forma	$(0.06)	$(0.05)	$(0.12)	$(0.09)

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

Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, the Company could issue up to $5.5 million of senior debentures, which consists of Class 1, Class 2, and Class 3 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants is estimated to be 840,000. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $5.5 million. The maturity date on substantially all of the then outstanding Class 2 Notes was extended to December 31, 2005. Principal and interest due on those Class 2 notes on December 31, 2005 is projected to be approximately $1.2 million. The terms of the Class 1 Notes were changed such that all accrued interest would be due on June 30, 2004. Additionally, the first principal payments on the Class 1 Notes would be due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, as a result of the Company’s shareholders’ approval of management’s proposal to increase the Company’s authorized stock to 31,000,000 shares at the Company’s annual meeting of its shareholders that was held on May 6, 2004, the following has occurred:

•	The accrued interest on outstanding Class 1 Notes as of December 31, 2003 in the amount of approximately $331,000 has been exchanged for new Class 3 Notes due July 3, 2006 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	The initial interest payment due on Class 1 Notes for interest accruing after December 31, 2003 is due April 1, 2005.

•	Quarterly principal payments on Class 1 Notes have been eliminated, with all principal due at maturity.

•	$330,000 of principal on Class 1 Notes issued prior to April 16, 2002 has been exchanged for Class 3 Notes due February 27, 2007 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

•	Class 2 Notes outstanding at February 29, 2004, plus interest then accrued, may be exchanged for Class 3 Notes due December 31, 2005 with interest at 8% payable semi-annually beginning April 1, 2005 and convertible into shares of the Company’s common stock at $0.75 per share.

On the modification date, the market price of the Company’s common stock was approximately $1.50 per share. The Board considered the $0.75 conversion price was justified given the concessions received in connection with the debt, the fact that the shares are restricted, and other factors.

During the six month period ended June 30, 2004, $575,000 of the Class 2 Notes and $478,000 of the Class 3 Notes were placed. Additionally, Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company’s corporate counsel), agreed to convert $250,000 of its $354,000 note payable into a Class 3 Note. The remaining $104,000 was repaid in June 2004. Also during the period, certain holders of Class 1 Notes exercised their warrants to purchase 1,540,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of the respective Class 1 Notes. Mr. Drake exercised his warrants to purchase 1,890,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of the his Class 1 Notes. Maxco, Inc. exercised its warrants to purchase 240,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of its Class 1 Note. Max A. Coon (a director of the Company) exercised his warrants to purchase 270,000 and 60,737 shares of the Company’s common stock at $0.25 and $0.75 per share, respectively, the proceeds of which were used to repay the face value of the his Class 1 and Class 3 Notes. At June 30, 2004, a total of $1,140,000 of the Class 1 Notes, $1,237,000 of the Class 2 Notes, and $1,355,326 of the Class 3 Notes were outstanding.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at June 30, 2004. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At June 30, 2004, the holders of these warrants had the right to purchase up to 3,662,449 shares of the Company’s common stock at $2.62 per share.

During the six months ended June 30, 2004 employee stock options to purchase 179,000 shares of the Company’s common stock at prices ranging from $0.10 to $0.24 per share were exercised, resulting in net proceeds of approximately $23,000.

A summary of the outstanding warrants and options at June 30, 2004 is as follows:

			Weighted
	Weighted Average	Number	Average	Number
	Exercise Price	Outstanding	Remaining Life	Exercisable
	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$2.62	3,662	1.00	3,662
2001 Note and Warrant Purchase Agreement (1)	0.28	4,651	2.49	4,651
Class 3 Notes	0.86	1,569	2.65	1,569
Qualified ISO Plan	9.25	7	0.15	7
1995 Employee Stock Option Plan	1.30	380	5.95	380
1999 Employee Stock Option Plan	0.24	432	7.68	432
2004 Employee Stock Option Plan	1.71	124	9.90	—

	$1.08	10,825	1.73	10,701

(1)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At June 30, 2004, $1.2 million of the Class 2 Notes was outstanding.

Comprehensive Income

The Company displays components of accumulated comprehensive income (loss), if any, in the Consolidated Statement of Stockholders’ Deficit.

Note B — Sale of Welding Controls Division

The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of its Welding Controls division in 1999. The Company paid approximately $90,000 for its 1999 alternative minimum tax liability, which resulted primarily from the gain on the sale of the Welding Controls Division. This amount was refunded to the Company in 2002. Additionally, the Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At June 30, 2004, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $131,000 was outstanding at June 30, 2004 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

The acquiring company also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due. As of June 30, 2004, no notifications have been made that the Company is obligated for any payments not made and the final payment is due in October 2005.

Note C — Long-Term Debt and Other Financing Arrangements

At June 30, 2004, the Company had a long term note payable to Maxco, Inc. (a 15% owner of the Company) of approximately $106,000 with an interest rate of prime plus 0.5%. This note matures in July 2005.

A summary of the Company’s debt obligations is as follows:

	June 30,	December 31,
	2004	2003
	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,140	$2,455
Less Original Issue Discount	(169)	(364)
Class 2 Notes	942	—
Class 3 Notes	1,355	—
Other Long Term Debt	106	—
Less Current Maturities	—	(666)

Net Long Term Debt	$3,374	$1,425

Short Term Debt:
Class 2 Notes	$295	$722
Other Short Term Debt	—	449

Total Short Term Debt	$295	$1,171

For further discussion regarding the Company’s obligations, see Note A — Summary of Significant Accounting Policies—Stock Options and Warrants.

Note D — Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(776)	$(498)	$(1,372)	$(850)

*there was no effect of dilutive securities see below
Denominator for basic and diluted loss per share – weighted average shares	13,595	9,430	11,984	9,430

*there was no effect of dilutive securities see below
BASIC AND DILUTED LOSS PER SHARE:	$(0.06)	$(0.05)	$(0.11)	$(0.09)

Warrants and options outstanding were not included in the computation of diluted loss per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.

Note E — Sale of Optical Disc Inspection Technology

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

Note F — Related Party Transactions

During the period ended June 30, 2004, Mr. Charles Drake, the Company’s chairman, exercised warrants to purchase 1,890,000 shares of the Company’s common stock at $0.25 per share in exchange for retiring various Class 1 Notes in the amount of $472,500.

Mr. Arthur Harmala, the Company’s Vice President of Marketing, has voluntarily deferred approximately $4,000 of his wages as of June 30, 2004. This amount is included in accrued compensation and related costs in the consolidated balance sheet.

During the quarter ended March 31, 2004, Maxco, Inc., a 15% owner of the Company, exercised warrants to purchase 240,000 shares of the Company’s common stock at $0.25 per share in exchange for retiring a portion of a Class 1 Note in the amount of $60,000.

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

Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company’s corporate counsel), agreed to convert $250,000 of its $354,000 note payable into a Class 3 Note. The remaining $104,000 was repaid in June 2004.

Note G — Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Note H — Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year six month periods of $1.4 million and $850,000, respectively. Further, during the years ended December 31, 2003, 2002, and 2001, the Company incurred losses from continuing operations of $1.9 million, $2.2 million, $8.1 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at June 30, 2004, approximately half of the Company’s $320,000 in trade accounts payable was overdue. Subsequent to June 30, 2004, approximately $220,000 of the total balance was paid. The Company also has an estimated $351,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

For further discussion regarding the Company’s obligations, see Note A-Summary of Significant Accounting Policies-Stock Options and Warrants.

Note I — Off Balance Sheet Risk

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

Overview

Integral Vision, Inc. (or the “Company”) develops, manufactures and markets microprocessor-based process monitoring and control systems for use in industrial manufacturing environments. The principle application for the Company’s products is optical display inspection (“machine vision products”). The Company’s product offerings include LCI-Professional, SharpEye, ChromaSee, and Lifetime Tester. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

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

Results of Operations

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net revenues decreased $51,000 (39.8%) to $77,000 in the second quarter of 2004 from $128,000 in the second quarter of 2003. The decrease in net revenue was primarily attributable to $43,000 of revenue from sales of the Company’s packaging applications in the second quarter of 2003; there were no such sales from that product line in the comparable 2004 period.

Costs of sales increased $38,000 (34.9%) to $147,000 (190.9% of sales) in the second quarter of 2004 compared to $109,000 (85.2% of sales) in the second quarter of 2003. This was primarily due to increased material purchases and other costs in anticipation of higher sales in the third quarter.

Marketing costs were comparable to the prior year.

General and administrative costs increased $66,000 (29.9%) to $287,000 in the second quarter of 2004 compared to $221,000 in the second quarter of 2003. This was primarily due to increased legal costs of $30,000 in the 2004 period. The remainder of the increase in the second quarter of 2004 compared to the second quarter of 2003 was mainly attributable to an increase in employee related costs.

Engineering and development expenditures increased $77,000 (44.3%) to $251,000 in the second quarter of 2004 compared to $174,000 in the second quarter of 2003. Approximately $65,000 of this increase was attributable to engineering work done in anticipation of increased sales in the third quarter. The remainder of the increase in the second quarter of 2004 compared to the second quarter of 2003 was mainly attributable to an increase in employee related costs.

Other income in the second quarter of 2003 includes $17,000 of royalty income received in connection with the 2002 sale by the Company of its optical disc inspection technology.

Interest expense increased $24,000 to $108,000 in the second quarter of 2004 compared to $84,000 in the second quarter of 2003. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to June 30, 2003 (see Note C to consolidated financial statements).

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net revenues decreased $370,000 (68.5%) to $170,000 in 2004 from $540,000 in 2003. The decrease in net revenue was primarily attributable to $471,000 of revenue from sales of the Company’s flat panel display inspection products in 2003; there were only $82,000 in sales from that product line in the comparable 2004 period. Conversely, 2004 included $33,000 of additional revenue from packaging applications over the prior year. The Company’s work in process inventory increased during the six months ended June 30, 2004 as work proceeded on orders from a customer. The Company plans on reducing this inventory through shipments during the third quarter and expects revenue from such shipments to exceed $750,000.

Costs of sales decreased $121,000 (31.0%) to $269,000 (158.2% of sales) in 2004 compared to $390,000 (72.2% of sales) in 2003. This was primarily due to a decrease of $166,000 in material costs as a result of the lower sales of flat panel display inspection products in 2004. Offsetting this decrease were $57,000 in additional costs related to packaging applications in 2004.

Marketing costs increased $6,000 (5.5%) to $115,000 in 2004 compared to $109,000 in 2003. This was attributable to an increase in employee related costs.

General and administrative costs increased $98,000 (22.8%) to $527,000 in 2004 compared to $429,000 in 2003. This was primarily due to increased legal costs of $53,000 in 2004. The remainder of the increase in 2004 compared to 2003 was mainly attributable to an increase in employee related costs.

Engineering and development expenditures increased $84,000 (23.6%) to $440,000 in 2004 compared to $356,000 in 2003. Approximately $52,000 of this variance was attributable to engineering work done in anticipation of increased sales in the third quarter. The remainder of the increase in 2004 compared to 2003 was mainly attributable to an increase in employee related costs.

Other income in 2004 includes $29,000 of royalty income received in connection with the 2002 sale by the Company of its optical disc inspection technology. Other income in 2003 includes $18,000 for engineering fees and $21,000 of royalty income.

Interest expense increased $70,000 to $224,000 in 2004 compared to $154,000 in 2003. The increase is primarily attributable to the interest on Class 1 and Class 2 Notes that were placed subsequent to June 30, 2003 (see Note C to consolidated financial statements).

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2004 used cash of approximately $1.7 million primarily due to the Company’s loss from operations of $1.4 million. Decreases in accounts receivable and other assets and an increase in payables generated cash of $208,000 while increases in inventory used $716,000. The Company’s work in process inventory increased during the six months ended June 30, 2004 as work proceeded on orders from a customer. The Company plans on reducing this inventory through shipments during the third quarter and expects revenue from such shipments to exceed $750,000.

The Company investing activities included primarily the purchase of approximately $11,000 of equipment in 2004.

The Company’s financing activities included proceeds of $1.5 million from the issuance of restricted common stock. These shares cannot be transferred without registration or pursuant to an applicable exemption from registration (see Part II Item 2). The Company received $575,000 and $478,000 from the sale of Class 2 Notes and Class 3 Notes, respectively. The Company made principal payments of approximately $60,000 on its Class 2 Notes in the period. The Company made principal payments of approximately $137,000 on other long term notes in the period. Additionally, employee stock options were exercised during the period generating approximately $23,000.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at June 30, 2004, approximately half of the Company’s $320,000 in trade accounts payable was overdue. Subsequent to June 30, 2004, approximately $220,000 of the total balance was paid. The Company also has an estimated $351,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2004, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at June 30, 2004.

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

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 2004, the Company had no open positions and had no sales denominated in a foreign currency.

Item 4. Disclosure Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

For a discussion regarding the Company’s notes and warrants, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

The notes and warrants referenced above were sold in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. There are fifteen purchasers, some of whom have purchased on more than one occasion. Of these, three of the purchasers are related entities or insiders of the Company. Eleven of the purchasers are either a client, or relative of the principal, of one State of California registered investment advisor. To the best of the Company’s knowledge, all of the purchasers are either “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.

During June 2004, the Company sold 1,223,000 shares of unregistered shares of its common stock at $1.23 per share in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The securities were sold to four investment firms, one of which purchased in excess of 800,000 shares.

These shares, and the shares to be issued pursuant to the notes and warrants discussed above, are restricted from being transferred without registration or pursuant to an exemption from registration. After one year, the shares could be sold in unsolicited broker transactions pursuant to Rule 144 under the Securities Act of 1933 (“Rule 144”), which includes restrictions on the number of shares that may be sold in any three month period. For those holders who are not affiliates of the Company, after the restricted shares have been held for at least two years, many of the restrictions of Rule 144, including the restriction on the number of shares which may be sold, will no longer apply.

Under the terms of the Note and Warrant Purchase Agreement and the agreements for the sale of the restricted shares, the Company is obligated to use its best efforts to register the restricted shares and the shares issuable upon exercise of the notes and warrants by September 30, 2004. Such registration would eliminate the restrictions on transfer. The Company anticipates filing a registration statement to fulfill this obligation.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

Exhibit
Number	Description of Document

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	Integral Vision, Inc. 2004 Employee Stock Option Plan.

16	Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	There were no reports on Form 8-K filed in the quarter ended June 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: August 16, 2004	/S/ CHARLES J. DRAKE

Charles J. Drake Chairman of the Board and Chief Executive Officer

Date: August 16, 2004	/S/ MARK R. DOEDE

Mark R. Doede President, Chief Operating Officer, and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.11	Integral Vision, Inc. 2004 Employee Stock Option Plan.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification of Chief Executive Officer of Periodic Report pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Executive Officer of Periodic Report pursuant to 18 U.S.C. Section 1350.