Form 10-Q
period 2004-09-30
INTEGRAL VISION INC
filed 2004-11-15
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly period ended September 30, 2004.

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

YES   ☐   NO  ☑

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of October 31, 2004 was 14,877,638.

INTEGRAL VISION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PAGE
Part I – Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operations	5
Consolidated Statement of Stockholders’ Deficit	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	21
Part II – Other Information
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	25
Certifications	26
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer to Section 1350
Certification of Chief Financial Officer to Section 1350

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(in thousands)
ASSETS
CURRENT ASSETS
Cash	$59	$42
Accounts receivable	379	14
Inventories — Note A	636	168
Other current assets	33	48

TOTAL CURRENT ASSETS	1,107	272
PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	110	110
Furniture and fixtures	64	64
Vehicles	18	18
Computer equipment	174	160

	409	395
Less accumulated depreciation	(387)	(368)

	22	27
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $7,640,000 ($7,495,000 at December 31, 2003) — Note A	177	323
Patents, less accumulated amortization of $450,000 ($428,000 at December 31, 2003) — Note A	25	45

	202	368

	$1,331	$667

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets — Continued

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Notes payable — Notes C & E	$1,313	$1,171
Accounts payable	444	412
Accrued compensation and related costs — Note E	263	282
Accrued state income taxes — Note B	113	166
Accrued interest — Note C	257	403
Other accrued liabilities	90	64
Current maturities of long-term debt — Note C	—	666

TOTAL CURRENT LIABILITIES	2,480	3,164
LONG-TERM DEBT, less current maturities and O.I.D. — Note C	2,340	1,425

TOTAL LIABILITIES	4,820	4,589
STOCKHOLDERS’ DEFICIT
Common stock, without par value, stated value $.20 per share; 31,000,000 shares authorized; 14,877,638 shares issued and outstanding (9,429,901 at December 31, 2003)	2,976	1,886
Additional paid-in capital	33,018	31,694
Accumulated deficit	(39,483)	(37,502)

Total Stockholders’ Deficit	(3,489)	(3,922)

	$1,331	$667

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$624	$37
Costs of sales:
Direct costs of sales	505	27
Depreciation and amortization	58	65

Total costs of sales	563	92

Gross margin (Loss on sales)	61	(55)
Other costs and expenses:
Marketing	70	49
General and administrative	286	202
Engineering and development	250	153

Total other costs and expenses	606	404

Operating loss	(545)	(459)
Other income	41	23
Interest expense — Note C	(105)	(104)

Net loss	$(609)	$(540)

Basic and diluted loss per share:
Net loss	$(0.04)	$(0.06)

Weighted average number of shares of common stock and common stock equivalents, where applicable	14,861	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$794	$577
Costs of sales:
Direct costs of sales	651	285
Depreciation and amortization	181	197

Total costs of sales	832	482

Gross margin (Loss on sales)	(38)	95
Other costs and expenses:
Marketing	185	158
General and administrative	813	631
Engineering and development	690	509

Total other costs and expenses	1,688	1,298

Operating loss	(1,726)	(1,203)
Other income	74	71
Interest expense — Note C	(329)	(258)

Net loss	$(1,981)	$(1,390)

Basic and diluted loss per share:
Net loss	$(0.15)	$(0.15)

Weighted average number of shares of common stock and common stock equivalents, where applicable	12,950	9,430

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

	Number of
	Common
	Shares		Additional Paid-	Accumulated
	Outstanding	Common Stock	In Capital	Deficit	Total
	(Unaudited)
	(in thousands, except number of common shares outstanding)
Balance at January 1, 2004	9,429,901	$1,886	$31,694	$(37,502)	$(3,922)
Net loss for the period				(1,981)	(1,981)
Warrants exercised	4,000,737	800	82		882
Stock option exercised	224,000	45	(17)		28
Restricted shares issued	1,223,000	245	1,259		1,504

Balance at September 30, 2004	14,877,638	$2,976	$33,018	$(39,483)	$(3,489)

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(1,981)	$(1,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	24
Amortization	227	246
Loss on sales of assets	—	1
Changes in operating assets and liabilities:
Accounts receivable	(313)	137
Inventories	(468)	207
Prepaid and other	15	42
Accounts payable and other current liabilities	175	(350)

Net Cash Used In Operating Activities	(2,326)	(1,083)
Investing Activities
Purchase of property and equipment	(14)	(2)
Other	(1)	(1)

Net Cash Used In Investing Activities	(15)	(3)
Financing Activities
Issuance of restricted common stock	1,504	—
Proceeds from sale of Class 2 Notes	575	480
Repayments on Class 2 Notes	(90)	(254)
Proceeds from sale of Class 3 Notes	478	—
Repayments on long term notes	(137)	—
Proceeds from exercise of stock options	28	—
Proceeds from other short term notes	—	32
Repayments on short term notes	—	(102)
Proceeds from sale of Class 1 Notes, net of discount	—	581
Proceeds from sale of warrants	—	318

Net Cash Provided By Financing Activities	2,358	1,055

Increase (Decrease) in Cash	17	(31)
Cash at Beginning of Period	42	81

Cash at End of Period	$59	$50

Supplemental cash flows disclosure:
Interest Paid	$83	$40

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
September 30, 2004
(Unaudited)

Note A – Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to Note G “Going Concern Matters” and to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. At September 30, 2004 and December 31, 2003, inventories consisted of the following (net of allowance of $666,000 at September 30, 2004 and $671,000 at December 31, 2003):

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(in thousands)
Raw materials	$196	$70
Work in process	342	48
Finished goods	98	50

	$636	$168

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the nine months ended September 30, 2004, sales to two of the Company’s customers represented $660,000 of the Company’s total revenue of $794,000 for the period. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $3,000 for both the nine months ended September 30, 2004 and 2003.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at September 30, 2004.

Common Stock Options and Warrants

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

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In May 2004, stock options for the purchase of 124,000 common shares were granted with an exercise price of $1.71 per share, which was the market price at the close of trading on the grant date. In May 2003, stock options for the purchase of 180,000 common shares were granted with an exercise price equal to the market price at the close of trading on the grant dates. Options for the purchase of 115,000 shares of the Company’s common stock were granted with an exercise price of $.15 per share and options on 65,000 shares were granted with an exercise price of $.16 per share. At September 30, 2004, there were options outstanding to purchase 891,000 shares of common stock at prices ranging from $.10 to $8.50 per share.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Dividend yield	0.0%	0.0%
Expected stock price volatility	1.330	1.172
Risk free interest rate	2.0%	2.0%
Expected life of options (years)	7.00	7.00

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(609)	$(540)	$(1,981)	$(1,390)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(49)	(6)	(104)	(12)

Pro forma net loss	$(658)	$(546)	$(2,085)	$(1,402)

Basic and diluted earnings per share:
Basic and diluted — as reported	$(0.04)	$(0.06)	$(0.15)	$(0.15)

Basic and diluted — pro forma	$(0.04)	$(0.06)	$(0.16)	$(0.15)

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

Under the terms of the Company’s Note and Warrant Purchase agreement, as amended, the Company could issue up to $5.5 million of senior debentures, which consists of Class 1, Class 2, and Class 3 Notes. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specified price which shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants as of September 30, 2004 is estimated to be 1,144,351. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $5.5 million. The maturity date on substantially all of the then outstanding Class 2 Notes was extended to December 31, 2005. Principal and interest due on those Class 2 notes on December 31, 2005 is projected to be approximately $1.5 million. The terms of the Class 1 Notes were changed such that all accrued interest would have been due on June 30, 2004. Additionally, the first principal payments on the Class 1 Notes would have been due on June 30, 2004. However, the amended Note and Warrant Purchase Agreement provides that, as a result of the Company’s shareholders’ approval of management’s proposal to increase the Company’s authorized stock to 31,000,000 shares at the Company’s annual meeting of its shareholders that was held on May 6, 2004, the following has occurred:

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

During the nine month period ended September 30, 2004, $575,000 of Class 2 Notes and $478,000 of Class 3 Notes were placed. Additionally, Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company’s corporate counsel), agreed to convert $250,000 of its $354,000 note payable into a Class 3 Note. The remaining $104,000 was repaid in June 2004. Also during the period, certain holders of Class 1 Notes exercised their warrants to purchase 1,540,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of the respective Class 1 Notes. Mr. Drake exercised his warrants to purchase 1,890,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of the his Class 1 Notes. Maxco, Inc. exercised its warrants to purchase 240,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of its Class 1 Note. Max A. Coon (a director of the Company) exercised his warrants to purchase 270,000 and 60,737 shares of the Company’s common stock at $0.25 and $0.75 per share, respectively, the proceeds of which were used to repay the face value of the his Class 1 and Class 3 Notes. In total, approximately $1,030,000 in face value of Class 1 Notes was retired in exchange for non-cash considerations representing the value of common shares issued upon exercise of the warrants. At September 30, 2004, a total of $1,140,000 of the Class 1 Notes, $1,207,000 of the Class 2 Notes, and $1,355,326 of the Class 3 Notes were outstanding.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at September 30, 2004. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At September 30, 2004, the holders of these warrants had the right to purchase up to 3,823,730 shares of the Company’s common stock at $2.51 per share.

During the nine months ended September 30, 2004 employee stock options for the purchase of 224,000 shares of the Company’s common stock at prices ranging from $0.10 to $0.24 per share were exercised, resulting in net proceeds of approximately $28,000.

A summary of the outstanding warrants and options at September 30, 2004 is as follows:

	Weighted			Weighted
	Average	Number	Number	Average
	Exercise Price	Outstanding	Exercisable	Remaining Life
	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$2.51	3,824	3,824	0.75
2001 Note and Warrant Purchase Agreement (1)	0.28	4,662	4,662	2.24
Class 3 Notes	0.86	1,577	1,577	2.40
1995 Employee Stock Option Plan	1.30	380	380	5.70
1999 Employee Stock Option Plan	0.26	387	387	7.46
2004 Employee Stock Option Plan	1.71	124	—	9.65

	$1.06	10,954	10,830	1.52

(1)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At September 30, 2004, $1.2 million of the Class 2 Notes was outstanding.

Subsequent to September 30, 2004, $200,000 of Class 2 Notes was placed.

Comprehensive Income

The Company displays components of accumulated comprehensive income (loss), if any, in the Consolidated Statement of Stockholders’ Deficit.

     Note B – Sale of Welding Controls Division

The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of its Welding Controls division in 1999. The Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At September 30, 2004, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $113,000 was outstanding at September 30, 2004 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

The buyer also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the buyer fails to make the required payments, Integral Vision may be obligated for those amounts due. As of September 30, 2004, no notifications have been made that the Company is obligated for any payments not made. The final payment is due in October 2005.

Note C – Long-Term Debt and Other Financing Arrangements

At September 30, 2004, the Company had a long term note payable to Maxco, Inc. (a 15% owner of the Company) of approximately $106,000 with an interest rate of prime plus 0.5%. This note matures in July 2005.

A summary of the Company’s debt obligations is as follows:

	September 30,
	2004	December 31,
	(Unaudited)	2003
	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,140	$2,455
Less Original Issue Discount	(155)	(364)
Class 3 Notes	1,355	—
Less Current Maturities	—	(666)

Net Long Term Debt	$2,340	$1,425

Short Term Debt:
Class 2 Notes	$1,207	$722
Other Short Term Debt	106	449

Total Short Term Debt	$1,313	$1,171

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(609)	$(540)	$(1,981)	$(1,390)

*there was no effect of dilutive securities see below
Denominator for basic and diluted loss per share – weighted average shares	14,861	9,430	12,950	9,430

*there was no effect of dilutive securities see below
BASIC AND DILUTED LOSS PER SHARE:	$(0.04)	$(0.06)	$(0.15)	$(0.15)

Warrants and options outstanding were not included in the computation of diluted loss per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.

Note E – Related Party Transactions

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

Maxco, Inc. advanced the Company approximately $139,000 in 2001 to permit the Company to meet its obligations. In March 2004, the parties reached an agreement on a new note that extended the maturity date to July 1, 2005. In June 2004, the Company paid Maxco $50,000, of which $36,000 was applied to the note with the remaining portion applied to accrued interest. Additionally, Maxco provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company has not recorded any charge for these services to date. For future services the Company may record charges, if and when, management, Maxco, and the Independent Directors determine the value of such services on an ongoing basis.

Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company’s corporate counsel), agreed to convert $250,000 of its $354,000 note payable into a Class 3 Note. The remaining $104,000 was repaid in June 2004.

Note F – Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Note G – Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year nine month periods of $2.0 million and $1.4 million, respectively. Further, during the years ended December 31, 2003, 2002, and 2001, the Company incurred losses from continuing operations of $1.9 million, $2.2 million, $8.1 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at September 30, 2004, approximately $130,000 of the Company’s $182,000 in trade accounts payable was overdue. Subsequent to September 30, 2004, approximately $15,000 of the total balance was paid. The Company also has an estimated $333,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Note H – Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management does not believe that the Company will ultimately be found to be liable to the claimant and accordingly, no such liability has been recorded in these financial statements.

Note I – Subsequent Events

Subsequent to September 30, 2004, $200,000 of Class 2 Notes was placed.

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

LCI Professional – Integral Vision’s LCI-Professional product is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision’s display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

SharpEye – Integral Vision’s SharpEye product provides small Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, Poly OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

ChromaSee – Integral Vision’s ChromaSee product, which was introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View” representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

Lifetime Tester – Integral Vision’s Lifetime Tester product, which was introduced in 2003, evaluates changes in display luminance, color and other performance characteristics over time. The Lifetime Tester facilitates the process of comparing different display manufacturing processes and formulas by evaluating large numbers of samples side by side to determine their life characteristics. This allows design and process engineers to efficiently evaluate the effectiveness of proposed design and process changes off line prior to implementation.

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net revenues increased $587,000 to $624,000 in the third quarter of 2004 from $37,000 in the third quarter of 2003. The increase in net revenue was primarily attributable to an additional $554,000 of microdisplay revenue in the third quarter of 2004 over the prior year period.

Costs of sales increased $471,000 to $563,000 (90.2% of sales) in the third quarter of 2004 compared to $92,000 (248.6% of sales) in the third quarter of 2003. This was primarily due to increased material purchases and other costs due to higher sales in the third quarter.

Marketing costs increased $21,000 (42.9%) to $70,000 in the third quarter of 2004 from $49,000 in the third quarter of 2003, primarily due to additional staffing in anticipation of increased sales activity.

General and administrative costs increased $84,000 (41.6%) to $286,000 in the third quarter of 2004 compared to $202,000 in the third quarter of 2003. This was primarily due to an increase in legal, stockholder relations, and audit costs totaling $42,000 in 2004. The remainder of the increase in 2004 compared to 2003 was mainly attributable to an increase in employee related costs.

Engineering and development expenditures increased $97,000 (63.4%) to $250,000 in the third quarter of 2004 compared to $153,000 in the third quarter of 2003. Approximately $53,000 of this increase was attributable to engineering work done due to increased sales in the current quarter. The remainder of the increase in the third quarter of 2004 compared to the third quarter of 2003 was mainly attributable to an increase in employee related costs.

Other income and interest expense were comparable to the prior year three month period.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net revenues increased $217,000 (37.6%) to $794,000 in 2004 from $577,000 in 2003. The increase in net revenue was primarily attributable to an increase of $158,000 in microdisplay revenue. Also, 2004 included $75,000 of additional revenue from packaging applications over the prior year. The Company’s work in process inventory increased during the nine months ended September 30, 2004 as work proceeded on orders from a customer. The Company plans on reducing this inventory through shipments during the fourth quarter and expects revenue from such shipments to exceed $750,000 upon completion of this order.

Costs of sales increased $350,000 (72.6%) to $832,000 (104.8% of sales) in 2004 compared to $482,000 (83.5% of sales) in 2003. This was primarily due to increased material purchases and other costs due to higher sales in the third quarter.

Marketing costs increased $27,000 (17.1%) to $185,000 in 2004 compared to $158,000 in 2003, primarily due to primarily due to additional staffing in anticipation of increased sales activity.

General and administrative costs increased $182,000 (28.8%) to $813,000 in 2004 compared to $631,000 in 2003. This was primarily due to an increase in legal, stockholder relations, and audit costs totaling $86,000 in 2004. The remainder of the increase in 2004 compared to 2003 was mainly attributable to an increase in employee related costs.

Engineering and development expenditures increased $181,000 (35.6%) to $690,000 in 2004 compared to $509,000 in 2003. Approximately $100,000 of this variance was attributable to engineering work done due to increased sales in the third quarter. The remainder of the increase in 2004 compared to 2003 was mainly attributable to an increase in employee related costs.

Other income was comparable to the prior year nine month period.

Interest expense increased $71,000 to $329,000 in 2004 compared to $258,000 in 2003. The increase is primarily attributable to the interest on Class 1, Class 2, and Class 3 Notes that were placed subsequent to September 30, 2003 (see Note C to consolidated financial statements).

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2004 used cash of approximately $2.3 million primarily due to the Company’s loss from operations of $2.0 million. Increases in accounts receivable and inventories used cash of $781,000 while increases in accounts payable generated $175,000. The Company’s work in process inventory increased during the nine months ended September 30, 2004 as work proceeded on orders from a customer. The Company plans on reducing this inventory through shipments during the fourth quarter and expects revenue from such shipments to exceed $750,000 upon completion of this order.

The Company investing activities included primarily the purchase of approximately $14,000 of equipment in 2004.

The Company’s financing activities included proceeds of $1.5 million from the issuance of restricted common stock. These shares cannot be transferred without registration or pursuant to an applicable exemption from registration (see Part II Item 2). The Company received $575,000 and $478,000 from the sale of Class 2 Notes and Class 3 Notes, respectively. The Company made principal payments of approximately $90,000 on its Class 2 Notes in the period. The Company made principal payments of approximately $137,000 on other long term notes in the period. Additionally, employee stock options were exercised during the period generating approximately $28,000.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at September 30, 2004, approximately $130,000 of the Company’s $182,000 in trade accounts payable was overdue. Subsequent to September 30, 2004, approximately $15,000 of the total balance was paid. The Company also has an estimated $333,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2004, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at September 30, 2004.

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

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 2004, the Company had no open positions and had no sales denominated in a foreign currency.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

During the quarter ended June 2004, the Company sold 1,223,000 shares of unregistered shares of its common stock at $1.23 per share in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The securities were sold to four investment firms, one of which purchased in excess of 800,000 shares.

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

Under the terms of the Note and Warrant Purchase Agreement and the agreements for the sale of the restricted shares, the Company was obligated to use its best efforts to register the restricted shares and the shares issuable upon exercise of the notes and warrants by September 30, 2004. Although the deadline has passed, the Company still anticipates filing a registration statement to fulfill this obligation before the end of the year. Such registration would eliminate the restrictions on transfer.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

Exhibit
Number	Description of Document
10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Date: November 15, 2004	/s/ CHARLES J. DRAKE

Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Date: November 15, 2004	/s/ MARK R. DOEDE

Mark R. Doede
President, Chief Operating Officer, and
Chief Financial Officer

Exhibit Index

Exhibit No	Description
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.