Form 10-K
period 2004-12-31
INTEGRAL VISION INC
filed 2005-03-29
CIK 719152

United States Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004.

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
YES ☐   NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2005:

Common Stock, No Par Value, Stated Value $.20 Per Share - $15,468,220

The number of shares outstanding on each of the issuer’s classes of common stock, as of March 23, 2005:

Common Stock, No Par Value, Stated Value $.20 Per Share – 14,877,638

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

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development costs amounted to $909,000, $663,000, and $852,000 in 2004, 2003, and 2002, respectively. The Company’s current product development efforts are primarily directed to Flat Panel Display Inspection products.

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

Export Sales

Sales outside of the United States accounted for 67%, 13% and 54% of the Company’s net sales in 2004, 2003 and 2002, respectively. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company’s export billings are denominated in US dollars. On occasion other export billings are denominated in the currency of the customer’s country.

See Note I to the Consolidated Financial Statements Part II – ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a limited number of customers in excess of 10% of total consolidated sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For the year ended December 31, 2004 sales to Philips represented 80% of consolidated sales. There were no amounts due from this customer at December 31, 2004. For the year ended December 31, 2003 sales to Intel Corporation, Owens Brockway and Toyo Corporation represented 63%, 14%, and 11% of consolidated sales, respectively. There were no amounts due from these customers at December 31, 2003. For the year ended December 31, 2002 sales to Ness Display Co., LTD and Uniax Corporation represented 13% and 14% of consolidated sales, respectively. Amounts due from these customers represented 3% of the respective outstanding trade receivable balance at December 31, 2002.

Backlog

As of December 31, 2004, the Company had an order backlog of approximately $518,000 compared to $1.6 million at December 31, 2003. Management expects that the Company will ship products representing this entire backlog in 2005.

Employees

As of February 28, 2005, the Company had 16 permanent employees, as compared to 12 at February 28, 2004 and 13 at February 28, 2003. None of the Company’s employees are represented by a labor union.

ITEM 2. Properties

Manufacturing, engineering and administrative functions of Integral Vision are performed at an approximately 5,000 square foot facility leased by the Company in Farmington Hills, Michigan.

ITEM 3. Legal Proceedings

The Company is not currently involved in any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The table below shows the high and low sales prices for the Company’s common stock for each quarter in the past two years. The closing sales price for the Company’s common stock on March 23, 2005 was $1.65 per share.

		2004

	Mar 31	Jun 30	Sept 30	Dec 31

High	$2.45	$2.55	$2.00	$2.54
Low	0.34	1.45	0.83	1.01

		2003

High	$0.30	$0.29	$0.40	$0.65
Low	0.08	0.15	0.17	0.12

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

ITEM 6. Summary of Selected Financial Data

			Year ended December 31

	2004	2003	2002	2001		2000

		(in thousands, except per share data)

Net revenues	$1,542	$641	$1,579	$2,633		$5,956

Gross margin	212	37	402	(2,763	) (b)	(534	) (a)

Net loss	(2,459)	(1,937)	(2,203)	(8,135)		(7,124)

Basic and diluted loss per share	(0.18)	(0.21)	(0.23)	(0.89)		(0.79)

Weighted average shares outstanding	13,435	9,430	9,430	9,198		9,028

			At December 31

	2004	2003	2002	2001	2000

			(in thousands)

Working capital (deficit)	$(1,804)	$(2,892)	$(2,006)	$(1,472)	$964
Total assets	872	667	1,308	1,964	11,164
Long-term debt, net of current portion and OID	2,355	1,425	962	337	1,967

Stockholders’ (deficit) equity	(3,967)	(3,922)	(2,303)	(672)	6,936

(a)	In 2000, Management made a change in estimate, primarily related to inventory, that resulted in a $666,000 charge to direct costs of sales.

(b)	In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.

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

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Direct cost of sales (a)	86.3	94.2	74.5

Gross margin	13.7	5.8	25.5
Other costs and expenses:
Marketing	16.9	34.8	35.3
General and administrative	77.5	125.1	66.8
Engineering and development	58.9	103.4	53.9

Total other costs and expenses	153.3	263.3	156.0

Loss from operations	(139.6)	(257.5)	(130.5)
(Loss) gain on sales of assets	—	(1.1)	9.5
Other income	8.4	13.6	4.4
Interest expense	(28.3)	(57.7)	(15.9)
Foreign currency translation gain (loss)	0.1	0.3	(12.7)

Loss from operations before income taxes	(159.4)	(302.4)	(145.2)
Credit for income taxes	—	—	(5.7)

Net loss	(159.4)%	(302.4)%	(139.5)%

(a)	Direct cost of sales includes capitalized software amortization as a percentage of sales of 11.1%, 30.2%, and 11.1% in 2004, 2003 and 2002, respectively.

Year Ended December 31, 2004, compared to the year ended December 31, 2003

Net revenues increased $901,000 (141%) to $1.5 million in 2004 from $641,000 in 2003. Net revenue is reported net of sales commission expense of approximately $19,000 in 2004 compared to $11,000 in 2003. The increase was primarily due to increased sales of the Company’s flat panel display inspection product. Sales from the flat panel display inspection product line accounted for approximately $1.4 million and $497,000 of the Company’s net revenue in 2004 and 2003, respectively. The Company’s revenue from other applications was approximately $152,000 and $85,000 in 2004 and 2003, respectively. The Company’s revenue from software was approximately $33,000 and $43,000 in 2004 and 2003, respectively. The Company’s revenue from service activities was approximately $18,000 in 2003. There was no such revenue in 2004.

Direct costs of sales increased $726,000 (120%) to $1.3 million (approximately 86.3% of sales) in 2004 from $604,000 (approximately 94.2% of sales) in 2003. This was primarily attributable to the higher sales volume. Management periodically performs an analysis of the net realizable value of capitalized patent costs. In 2002, management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

Marketing costs increased 17.0%, or $38,000, to $261,000 in 2004 compared to $223,000 in 2003. This increase is primarily attributable to additional staffing due to increased sales activity.

Employee related costs in the marketing division were $54,000 higher in 2004 compared to 2003 levels. Advertising costs were $15,000 lower in 2004 compared to 2003 levels.

General and administrative costs increased 49.0%, or $393,000, to $1.2 million in 2004 compared to $802,000 in 2003. This was primarily due to an increase in legal, stockholder relations, and professional fees totaling $183,000 in 2004. Employee related costs in the general and administrative division were $124,000 higher in 2004 compared to 2003 levels.

Engineering and development expenditures increased 37.1%, or $246,000, to $909,000 in 2003 compared to $663,000 in 2003. Employee related costs in the engineering and development division were $130,000 higher in 2004 compared to 2003 levels. Approximately $109,000 of this variance was attributable to engineering work done due to increased sales in the third quarter.

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Vision’s optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approxmiately $61,000 in royalties in 2004 and expects to receive additional royalties of approximately $30,000 in 2005. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain on sale of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

Other income(expense) was $129,000 in 2004 of which approximately $61,000 was royalty income.

Interest expense increased $66,000 to $436,000 in 2004 compared to $370,000 in 2003. The increase is primarily attributable to the interest on Class 1, Class 2, and Class 3 Notes that were placed subsequent to September 30, 2003 (see Note C to consolidated financial statements).

Year Ended December 31, 2003, compared to the year ended December 31, 2002

Net revenues decreased $938,000 (59%) to $641,000 in 2003 from $1.6 million in 2002. Net revenue is reported net of sales commission expense of approximately $11,000 in 2003 compared to $83,000 in 2002. The decrease in net revenue was partially attributable to the fact that the Company sold its disc identification/print inspection (CDiD/CDiP) product line in 2002 (see Note J to consolidated financial statements). Sales from the Company’s disc identification/print inspection (CDiD/CDiP) product line accounted for $743,000 of the net revenue in 2002. This decrease was partially offset by increased sales of the Company’s flat panel display inspection product. Sales from the flat panel display inspection product line accounted for approximately $497,000 and $447,000 of the Company’s net revenue in 2003 and 2002, respectively. The Company’s revenue from other applications was approximately $85,000 and $139,000 in 2003 and 2002, respectively. The Company’s revenue from software was approximately $43,000 and $62,000 in 2003 and 2002, respectively. The Company’s revenue from service activities was approximately $18,000 and $398,000 in 2003 and 2002, respectively.

Direct costs of sales decreased $572,000 (49%) to $604,000 (approximately 94.2% of sales) in 2003 from $1.2 million (approximately 74.5% of sales) in 2002. This was primarily attributable to the lower sales volume and smaller structure required to support it as well as lower patent amortization expense in the 2003 period. Management periodically performs an analysis of the net realizable value of capitalized patent costs. In 2002, management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In the year ended December 31, 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

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

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Vision’s optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approxmiately $54,000 in royalties in 2003 and expects to receive additional royalties of approximately $60,000 in 2004 and $30,000 in 2005. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain on sale of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

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

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 2004. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management’s opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

				Quarter Ended
	2004				2003
		restated
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
			(in thousands except per share data)

Net revenues	$748	$624	$77	$93	$64	$37	$128	$412
Gross margin	190	121	(70)	(29)	(58)	(55)	19	131

Net loss	(505)	(549)	(776)	(629)	(547)	(540)	(498)	(352)

Basic and diluted loss per share:
Net loss*	$(0.03)	$(0.04)	$(0.06)	$(0.04)	$(0.06)	$(0.06)	$(0.05)	$(0.04)

*	The sum of the quarterly net loss per share amounts may not equal the annual amounts reported. Net loss per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

See MD&A for additional discussion

Seasonality and Quarterly Fluctuations

The Company’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. The Company’s reliance on large orders has contributed to the variability of the Company’s operating results.

Liquidity and Capital Resources

Operating activities for 2004 used cash of approximately $2.2 million primarily due to the Company’s loss from operations. Net loss, after non-cash adjustments of $297,000, was $2.2 million. Increases in accounts receivable and inventories used cash of $264,000 while a decrease in prepaid and other assets and an increase in accounts payable generated $234,000.

The Company’s investing activities included primarily the purchase of approximately $15,000 of equipment in 2004.

The Company’s financing activities included proceeds of $1.5 million from the issuance of restricted common stock. These shares cannot be transferred without registration or pursuant to an applicable exemption from registration. The Company received $775,000 and $478,000 from the sale of Class 2 Notes and Class 3 Notes, respectively. The Company made principal payments of approximately $290,000 on its Class 2 Notes in the period. The Company made principal payments of approximately $137,000 on other long term notes in the period. Additionally, employee stock options were exercised during the period generating approximately $28,000.

For further discussion regarding the Company’s obligations, see Note C to consolidated financial statements.

At December 31, 2004, under the terms of the Company’s Note and Warrant Purchase agreement, as amended, the Company could issue up to $5.5 million of senior debentures, which consists of Class 1, Class 2, and Class 3 Notes which are secured by all intellectual property of the Company. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365. The price of these shares shall be approximately 150% of the recent fair market value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants as of December 31, 2004 is estimated to be 1,448,580. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $5.5 million. The maturity date on substantially all of the then outstanding Class 2 Notes was extended to December 31, 2005. The amended Note and Warrant Purchase Agreement provides that, as a result of the Company’s shareholders’ approval of management’s proposal to increase the Company’s authorized stock to 31,000,000 shares at the Company’s annual meeting of its shareholders that was held on May 6, 2004, the following has occurred:

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

The following table details the projected principal and interest payments to be paid in 2005:

	Class 1	Class 2		Class 3
Due date	Interest	Principal	Interest	Interest	Total

March 31	$—	$265	$23	$—	$288
April 1	147	—	—	105	252
April 15	—	70	1	—	71
April 30	—	205	4	—	209
October 1	58	—	—	54	112
December 31	—	942	222	—	1,164

	$205	$1,482	$250	$159	$2,096

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

Under the terms of the Note and Warrant Purchase Agreement and the agreements for the sale of the restricted shares, the Company was obligated to use its best efforts to register the restricted shares and the shares issuable upon exercise of the notes and warrants by September 30, 2004. Although the deadline has passed, the Company still anticipates filing a registration statement to fulfill this obligation. Such registration would eliminate the restrictions on transfer.

Management is projecting a cash shortfall over the next twelve months of approximately $1.3 million based on the existing capital structure of the Company, including $820,000 due to be paid on various dates between March 31, 2005 and April 30, 2005. The holders of this debt have agreed to allow the Company to defer these payments until April 30, 2005. Management is currently in negotiations with potential investors to place a minimum of $5.0 million in unregistered convertible preferred stock and common stock equivalents. If successful, the proceeds generated from this sale would be used to retire certain notes as well as provide additional working capital. Alternatively, management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $4.7 million. Additionally, if necessary, management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that management will be able to successfully execute any of these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. However, the Company expects that the adoption of SFAS123R will not have a significant impact on its results of operations nor does it expect that the adoption of SFAS 123R will impact its overall financial position. See Note 8 for the proforma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS 153 Exchanges of Nonmonetary Assets, and Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to the principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

Management is aware of the requirements of Section 404 of the Sarbanes-Oxley act and is in the process of evaluating its plans to comply with those requirements. The Company must begin to comply with the internal control over financial reporting requirements in 2006.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2004, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note A of the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2004.

ITEM 7a. Quantitative and Qualitative Disclosures about Market Risk

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

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 2004, the Company had no open positions and had no sales denominated in a foreign currency.

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

Doeren’s report on the Company’s consolidated financial statements for the year ended December 31, 2002 was qualified as to uncertainty regarding the Company’s ability to continue as a going concern. The report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to any other uncertainty or as to audit scope, or accounting principles. In connection with the audit of the Company’s consolidated financial statements for the year ended December 31, 2002, there were no disagreements between the Company and Doeren on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Doeren, would have caused Doeren to make reference to the matter in its report.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by Rehmann Robson, the Company’s independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. In the period covered by this filing, the Audit Committee approved the following non-audit services currently being rendered to the Company by Rehmann Robson, or to be rendered to the Company by Rehmann Robson:

•	preparation of tax returns, and tax advice in preparing for and in connection therewith;

•	review of quarterly financial statements.

ITEM 9A. Controls and Procedures

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

ITEM 9B. Other Information

None

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2004.

ITEM 11. Executive Compensation

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2004.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2004.

ITEM 13. Certain Relationships and Related Transactions

Maxco, Inc. (a 15% owner of the Company) provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for current and prospective services. The Board has determined that these services for the six months ending March 31, 2005 will be paid by the issuance of 42,000 shares of unregistered stock in the Company. Starting April 1, 2005, the Company will pay Maxco $8,750 per month for each month such services are rendered. The amount charged to operations in the fourth quarter of 2004 for this compenstion amounted to $33,000 which is based on the average closing price of the Company’s common stock over that period.

Additional Item 13 information is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2004.

ITEM 14. Principal Accountant Fees and Services

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2004.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) and (2) The response to this portion of ITEM 15 is submitted as a separate section of this report.

(3) Listing of exhibits.

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrants Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note. (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

Exhibit
Number	Description of Document
10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

21	Subsidiary of the registrant.

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K:

None

(c)	Exhibits – The response to this portion of ITEM 15 is submitted as a separate section of this report.

(d)	Financial statement schedules – The response to this portion of ITEM 15 is submitted as a separate section of this report.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2005		INTEGRAL VISION, INC.

	By:	/S/ CHARLES J. DRAKE

Charles J. Drake, Chairman of the Board and Chief Executive Officer

	By:	/S/ MARK R. DOEDE

Mark R. Doede, President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief

Charles J. Drake	Executive Officer, and Director

/S/ MAX A. COON	Vice Chairman, Secretary and Director

Max A. Coon

/S/ VINCENT SHUNSKY	Treasurer and Director

Vincent Shunsky

/S/ WILLIAM B. WALLACE	Director

William B. Wallace

/S/ SAMUEL O. MALLORY	Director

Samuel O. Mallory

Annual Report on Form 10K

ITEM 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Years Ended December 31, 2004, 2003, and 2002

INTEGRAL VISION, INC.

Farmington Hills, Michigan

Form 10-K - ITEM 15(a)(1) and (2)
Integral Vision, Inc. and Subsidiary

List of Financial Statements and Financial Statement Schedules

(a)(1)	The following consolidated financial statements of Integral Vision, Inc. and subsidiary are included in ITEM 8:

Report of Rehmann Robson, Independent Registered Public Accounting Firm

Report of Moore Stephens Doeren Mayhew, Independent Auditors

Consolidated Balance Sheets-December 31, 2004 and 2003

Consolidated Statements of Operations-Years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Deficit -Years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows-Years ended December 31, 2004, 2003 and 2002

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Integral Vision, Inc.
Farmington Hills, Michigan

We have audited the accompanying consolidated balance sheets of Integral Vision, Inc. and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules for 2004 and 2003 as listed in the accompanying index at Item 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (U.S.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for 2004 and 2003, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the financial statement schedules have been prepared assuming the Company will continue as a going concern. As described in Note N to the consolidated financial statements, the Company is sustaining recurring losses from operations and is having difficulties generating sufficient cash flow to meet its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note N. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rehmann Robson

Troy, Michigan
March 11, 2005

Report of Independent Auditors

To the Board of Directors and Stockholders
Integral Vision, Inc.
Farmington Hills, MI

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and cash flows of Integral Vision, Inc. and Subsidiary for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for 2002 as listed in the accompanying index at ITEM 15(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for 2002, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note N to the consolidated financial statements, the Company is suffering recurring losses from operations and its difficulties in generating sufficient cash flow to meet its obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note N. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Moore Stephens Doeren Mayhew
Troy, Michigan
March 19, 2003

Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31
	2004	2003
	(in thousands)
Assets
Current assets
Cash	$191	$42
Accounts receivable, less allowance of $2,000 ($166,000 in 2003)	45	14
Inventories - Note A	401	168
Other current assets	43	48

Total current assets	680	272

Property and equipment
Leasehold Improvements	43	43
Production and engineering equipment	134	110
Furniture and fixtures	62	64
Vehicles	18	18
Computer equipment	135	160

	392	395
Less accumulated depreciation	371	368

Net property and equipment	21	27

Other assets
Capitalized computer software development costs, less accumulated amortization of $7,666,000 ($7,495,000 in 2003) - Notes A, C, J, and K	151	323
Patents, less accumulated amortization of $457,000 ($428,000 in 2003) - Notes A and C	20	45

	171	368

	$872	$667

Liabilities and Stockholders’ Deficit
Current liabilities
Notes payable - Note C	$1,313	$1,171
Accounts payable	221	412
Current maturities of long-term debt - Note C	—	666
Accrued compensation and related costs - Note L	283	282
Accrued state income taxes - Note B	95	166
Accrued interest - Note C	345	403
Other accrued liabilities	227	64

Total current liabilities	2,484	3,164

Long-term debt, less current maturities and original issue discount - Note C	2,355	1,425

Total Liabilities	4,839	4,589

Stockholders’ deficit
Preferred stock, 400,000 shares authorized; none issued	—	—
Common stock, without par value, stated value $.20 per share; 31,000,000 shares authorized; 14,877,638 shares issued and outstanding (9,429,901 in 2003) - Note H	2,976	1,886
Additional paid-in capital - Note C	33,018	31,694
Accumulated deficit	(39,961)	(37,502)

Total stockholders’ deficit	(3,967)	(3,922)

	$872	$667

See accompanying notes

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year ended December 31
	2004	2003	2002
	(in thousands, except per share data)

Net revenues	$1,542	$641	$1,579

Costs of revenues:
Direct costs of revenues – Note K	1,115	341	770
Depreciation and amortization – Notes J & K	215	263	407

Total costs of revenues	1,330	604	1,177

Gross margin – Note A	212	37	402
Other costs and expenses:
Marketing	261	223	557
General and administrative – Note L	1,195	802	1,054
Engineering and development	909	663	852

Total other costs and expenses	2,365	1,688	2,463

Operating loss	(2,153)	(1,651)	(2,061)
(Loss) gain on sales of assets – Note J	—	(7)	150
Other income – Note B	129	89	59
Interest income – Notes B & L	—	—	11
Interest expense – Note C	(436)	(370)	(251)
Foreign currency translation gain (loss) – Note O	1	2	(201)

Loss from operations before income taxes	(2,459)	(1,937)	(2,293)
Credit for income taxes – Note D	—	—	90

Net loss	$(2,459)	$(1,937)	$(2,203)

Basic and diluted loss per share:

Net loss	$(0.18)	$(0.21)	$(0.23)

Weighted average number of shares of common stock and common stock equivalents outstanding	13,435	9,430	9,430

     See accompanying notes

Consolidated Statements of Stockholders’ Deficit
Integral Vision, Inc. and Subsidiary

	Number of					Accumulated
	Common		Additional			Other
	Shares	Common	Paid-In	Accumulated	Officer	Comprehensive
	Outstanding	Stock	Capital	Deficit	Notes	Income(Loss)	Total
	(in thousands, except number of common shares outstanding)

Balances at January 1, 2002	9,429,901	$1,886	$31,265	$(33,362)	$(250)	$(211)	$(672)
Net loss for the year				(2,203)			(2,203)
Translation adjustments						211	211

Comprehensive loss							(1,992)

Net officer note reductions					250		250
Issuance of warrants			111				111

Balances at December 31, 2002	9,429,901	1,886	31,376	(35,565)	—	—	(4,295)
Net loss for the year				(1,937)			(1,937)

Comprehensive loss							(1,937)

Issuance of warrants			318				318

Balances at December 31, 2003	9,429,901	$1,886	$31,694	$(37,502)	$—	$—	$(3,922)
Net loss for the year				(2,459)			(2,459)

Comprehensive loss							(2,459)

Warrants exercised	4,000,737	800	82				882
Stock options exercised	224,000	45	(17)				28
Restricted shares issued	1,223,000	245	1,259				1,504

Balances at December 31, 2004	14,877,638	$2,976	$33,018	$(39,961)	$—	$—	$(3,967)

See accompanying notes

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31
	2004	2003	2002
	(in thousands)

Operating Activities
Net loss	$(2,459)	$(1,937)	$(2,203)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	32	145
Amortization	276	333	417
Net loss (gain) on disposal of assets	—	7	(150)
Value assigned to warrants issued in connection with Class 2 Notes	—	—	11
Changes in operating assets and liabilities:
Accounts receivable	(31)	139	179
Inventories	(233)	160	(120)
Other	5	33	331
Accounts payable and other current liabilities	229	(292)	(141)

Net cash used in operating activities	(2,192)	(1,525)	(1,531)

Investing Activities
Sale of property and equipment	—	—	55
Purchase of property and equipment	(15)	(7)	(43)
Proceeds from sale of disc inspection technology	—	—	100
Other	(2)	(4)	(7)

Net cash (used in) provided by investing activities	(17)	(11)	105

Financing Activities
Proceeds from sale of Class 2 Notes	775	920	907
Repayments on Class 2 Notes	(290)	(254)	(396)
Proceeds from sale of Class 3 Notes	478	—	—
Repayments on long term notes	(137)	—	—
Repayments on short term notes	—	(70)	—
Proceeds from short term note receivable	—	—	70
Issuance of restricted common stock	1,504	—	—
Proceeds from exercise of stock options	28	—	—
Proceeds from sales of debentures, net of discount	—	583	490
Proceeds from sales of warrants in connection with Class 1 Notes	—	318	100

Net cash provided by financing activities	2,358	1,497	1,171

Effect of exchange rate changes on cash	—	—	211

Increase (decrease) in cash	149	(39)	(44)
Cash at beginning of year	42	81	125

Cash at end of year	$191	$42	$81

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

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2004, sales to one customer represented 80% of consolidated net sales. There were no amounts due from this customer at December 31, 2004. For 2003, sales to three certain customers represented 63%, 14%, and 11% of consolidated net sales, respectively. There were no amounts due from these customers at December 31, 2003. For 2002, sales to two customers represented 13.2%, and 13.7% of consolidated net sales, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, inventories consisted of the following amounts (net of obsolescence reserves of $354,000 in 2004 and $671,000 in 2003):

	2004	2003
	(in thousands)

Raw materials	$149	$70
Work in process	183	48
Finished goods	69	50

	$401	$168

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

Total software development costs incurred internally by the Company were $909,000, $663,000, and $852,000 in 2004, 2003 and 2002 respectively. Amortization of the capitalized costs amounted to $172,000, $193,000, and $194,000 in 2004, 2003, and 2002, respectively.

Patents

Total patent costs incurred and capitalized by the Company were $4,000, $2,000, and $7,000 in 2004, 2003 and 2002, respectively. Patents are stated at cost less accumulated amortization. Amortization of the patents amounted to $30,000, $46,000, and $178,000 in 2004, 2003, and 2002, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Concentrations of Credit and Other Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these customers may be adversely affected by the overall health of their national economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $0, $13,000, and $75,000 in 2004, 2003, and 2002, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“FAS 109”), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain. All deferred tax assets are offset by a valuation allowance.

Fair Value Disclosure

The carrying amounts of certain financial instruments such as cash, accounts receivable, accounts payable and long-term debt approximate their fair values. The fair value of the long-term financial instruments is estimated using discounted cash flow analysis and the Company’s current incremental borrowing rates for similar types of arrangements.

Comprehensive Income

The Company displays comprehensive income in the Consolidated Statements of Stockholders’ Deficit. At January 1, 2002, accumulated other comprehensive loss consisted of unrealized loss resulting from foreign currency translation adjustments. The accumulated unrealized losses from foreign currency translation adjustments were recognized in 2002.

Stock Options

The Company has elected to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Pro forma information regarding net income and earnings per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123 (see Note H and “Recently Issued Accounting Standards” below).

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year’s presentation.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2004.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151 Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS 151 amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recognized as current period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, (SFAS 123R). SFAS 123R addresses the accounting for share-based payments to employees, including grants of employee stock options. Under the new standard, companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Instead, the Company will be required to account for such transactions using a fair-value method and recognize the expense in the consolidated statement of income. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, the Company to restate the full fiscal year of 2005 to reflect the impact of expensing share-based payments under SFAS 123R. The Company has not yet determined which fair-value method and transitional provision it will follow. However, the Company expects that the adoption of SFAS123R will not have a significant impact on its results of operations nor does it expect that the adoption of SFAS 123R will impact its overall financial position. See Note 8 for the proforma impact on net income and net income per share from calculating stock-based compensation costs under the fair value alternative of SFAS 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123, but such differences have not yet been quantified.

In December 2004, the FASB issued SFAS 153 Exchanges of Nonmonetary Assets, and Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to the principle. SFAS 153 amends APB

Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its results of operations or financial position.

Note B – Sale of Welding Controls Division

The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of it Welding Controls division in 1999. The Company incurred a Michigan Single Business Tax (SBT) liability of approximately $120,000 for the 1999 tax year as a result of the transaction. At December 31, 2004, this liability was not yet paid in full and was included in accrued state income taxes in the consolidated balance sheet. Including interest and penalties, approximately $95,000 was outstanding at December 31, 2004 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company is making monthly payments of approximately $6,300 to the taxing authority.

The buyer also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the buyer fails to make the required payments, Integral Vision may be obligated for those amounts due. As of December 31, 2004, no notifications have been made that the Company is obligated for any payments not made. The final payment is due in October 2005.

Note C – Long-Term Debt and Other Financing Arrangements

At December 31, 2004, under the terms of the Company’s Note and Warrant Purchase agreement, as amended, the Company could issue up to $5.5 million of senior debentures, which consists of Class 1, Class 2, and Class 3 Notes which are secured by all intellectual property of the Company. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365. The price of these shares shall be approximately 150% of the recent fair value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants as of December 31, 2004 is estimated to be 1,448,580. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $5.5 million. The maturity date on substantially all of the then outstanding Class 2 Notes was extended to December 31, 2005. The amended Note and Warrant Purchase Agreement provides that, as a result of the Company’s shareholders’ approval of management’s proposal to increase the Company’s authorized stock to 31,000,000 shares at the Company’s annual meeting of its shareholders that was held on May 6, 2004, the following has occurred:

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

On the modification date, the market price of the Company’s common stock was approximately $1.50 per share. The Board of Directors considered the $0.75 conversion price was justified given the concessions received in connection with the debt, the fact that the shares are restricted, and other factors.

During 2004, $775,000 of Class 2 Notes and $478,000 of Class 3 Notes were placed. Additionally, Warren, Cameron, Asciutto, & Blackmer, P.C. (the Company’s corporate counsel), agreed to convert $250,000 of its $354,000 note payable into a Class 3 Note. The remaining $104,000 was repaid in June 2004. Also during the year, certain holders of Class 1 Notes exercised their warrants to purchase 1,540,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of the respective Class 1 Notes. Mr. Drake exercised his warrants to purchase 1,890,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of the his Class 1 Notes. Maxco, Inc. exercised its warrants to purchase 240,000 shares of the Company’s common stock at $0.25 per share, the proceeds of which were used to repay the face value of its Class 1 Note. Max A. Coon (a director of the Company) exercised his warrants to purchase 270,000 and 60,737 shares of the Company’s common stock at $0.25 and $0.75 per share, respectively, the proceeds of which were used to repay the face value of the his Class 1 and Class 3 Notes. In total, approximately $985,000 in face value of Class 1 Notes was retired in exchange for non-cash considerations representing the value of common shares issued upon exercise of the warrants. At December 31, 2004, a total of $1,140,000 of the Class 1 Notes, $1,207,000 of the Class 2 Notes, and $1,355,326 of the Class 3 Notes were outstanding.

The following table details the projected principal and interest payments to be paid in 2005:

	Class 1	Class 2		Class 3
Due date	Interest	Principal	Interest	Interest	Total

March 31	$—	$265	$23	$—	$288
April 1	147	—	—	105	252
April 15	—	70	1	—	71
April 30	—	205	4	—	209
October 1	58	—	—	54	112
December 31	—	942	222	—	1,164

	$205	$1,482	$250	$159	$2,096

The holders of the above debt that is due March 31, 2005 through April 30, 2005 have agreed to allow the Company to defer payment until April 30, 2005.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at December 31, 2004. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced and additional warrants were required to be issued related to non-dilution agreements as a result of subsequent warrant issues. At December 31, 2004, the holders of these warrants had the right to purchase up to 3,827,343 shares of the Company’s common stock at $2.51 per share.

During 2004 employee stock options for the purchase of 224,000 shares of the Company’s common stock at prices ranging from $0.10 to $0.24 per share were exercised, resulting in net proceeds of approximately $28,000.

Subsequent to December 31, 2004, $275,000 of Class 2 notes was placed.

At December 31, 2004, the Company had a long term note payable to Maxco, Inc. (a 15% owner of the Company) of approximately $106,000 with an interest rate of prime plus 0.5%. This note matures in July 2005.

Additionally, Maxco, Inc. provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for current and prospective services. The Board has determined that these services for the six months ending March 31, 2005 will be paid by the issuance of 42,000 shares of unregistered stock in the Company. Starting April 1, 2005, the Company will pay Maxco $8,750 per month for each month such services are rendered. The amount charged to operations in the fourth quarter of 2004 for this compenstion amounted to $33,000 which is based on the average closing price of the Company’s common stock over that period.

A summary of the Company’s debt obligations as of December 31 is as follows:

	2004	2003
	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,140	$2,455
Less Original Issue Discount (OID)	(140)	(364)
Class 3 Notes	1,355	—
Less Current Maturities	—	(666)

Net Long Term Debt	$2,355	$1,425

Short Term Debt:
Class 2 Notes	$1,207	$722
Other Short Term Debt	106	449

Total Short Term Debt	$1,313	$1,171

Interest paid in 2004 was approximately $162,000 compared to interest expensed of $436,000. The $274,000 difference primarily represents amounts accrued for interest on the Notes and the amount of discount on the debentures amortized in 2004. Interest paid in 2003 was approximately $16,000 compared to interest expensed of $370,000. The $354,000 difference primarily represents amounts accrued for interest on the Notes and the amount of discount on the debentures amortized in 2003. Interest paid in 2002 was approximately $39,000 compared to interest expensed of $251,000. The $212,000 difference primarily represents amounts accrued for interest on the debentures and the amount of discount on the debentures amortized in 2002.

Note D – Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2004, the Company has cumulative net operating loss carryforwards approximating $39.4 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, and $2.7 million in 2024) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $815,000 in 2004, $2.0 million in 2003, and $1.6 million in 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2004	2003

	(in thousands)

Deferred tax liabilities:
Deductible software development costs, net of amortization	$51	$110

Total deferred tax liabilities	51	110

Deferred tax assets:
Net operating loss carryforwards	13,382	12,467
Credit carryforwards	331	331
Inventory reserve	130	239
Other	118	168

Total deferred tax assets	13,961	13,205
Valuation allowance for deferred tax assets	13,910	13,095

Net deferred tax assets	51	110

Net deferred taxes	$—	$—

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	2004	2003	2002

	(in thousands)

Consolidated net income (loss)	$(2,459)	$(1,937)	$(2,203)
Foreign net income (loss)	—	3,928	2,648

U.S. net income (loss)	$(2,459)	$(5,865)	$(4,851)

Tax provision (credit) at U.S. statutory rates	$(836)	$(1,995)	$(1,649)
Change in valuation allowance	826	1,977	1,629
Nondeductible expenses	10	18	20
Other	—	—	—

	$—	$—	$—

There were no income tax payments in 2004, 2003, or 2002.

Note E – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	2004	2003	2002

	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(2,459)	$(1,937)	$(2,203)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	13,435	9,430	9,430

*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.18)	$(0.21)	$(0.24)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note F – Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States’ employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $8,000, $6,000, and $7,000 for 2004, 2003 and 2002, respectively.

Note G – Lease Commitments and Contingencies

The Company uses equipment and office space under operating lease agreements requiring rental payments approximating $6,000 in 2005, $4,000 in 2006, $4,000 in 2007, and $3,000 in 2008. Rent expense charged to operations approximated $78,000, $70,000, and $128,000 in 2004, 2003 and 2002, respectively.

Note H – Stock Options, Warrants, and Preferred Stock

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

Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of SFAS 123. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004
	May	August	2003	2002
Expected stock price volatility	1.330	1.308	1.172	0.833
Risk free interest rate	2.0%	2.0%	2.0%	3.0%
Expected life of options in years	7.0	7.0	7.0	7.4

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Pro forma net loss	$(2,659)	$(1,960)	$(2,235)
Pro forma loss per share:
Basic and Diluted	$(0.20)	$(0.21)	$(0.24)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options. These proforma results reflect stock options granted only in 1995 through 2003 and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of SFAS 123.

The estimated fair value per share of the options granted in May 2004 and August 2004 was $1.58 and $0.95, respectively. The estimated fair value per share of the options granted in 2003 and 2002 was $0.13 and $0.08, respectively

In January 2002, the Compensation Committee of the Company’s Board of Directors resolved to grant 225,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.10 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 144,000 shares so that they could be distributed to other key people. Additionally, in March 2002, the Compensation Committee resolved to grant 55,000 qualified and 20,000 non-qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.24 per share.

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

In May 2004, the Compensation Committee of the Company’s Board of Directors resolved to grant 124,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $1.71 per share. In August 2004, the Compensation Committee of the Company’s Board of Directors resolved to grant 100,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $1.03 per share. At December 31, 2004, there were options outstanding to purchase 991,000 shares of common stock at prices ranging from $.10 to $8.50 per share.

A summary of the status of the Option Plans at December 31, 2004 is as follows:

	2004 Plan	1999 Plan	1995 Plan

	(in thousands)

Options outstanding	224	387	380
Options exercisable	0	387	380
Options granted during:
2004	224	0	0
2003	0	158	22
2002	0	202	98
2001	0	120	215
2000	0	0	0
1999	0	400	206
1998	0	0	0
1997	0	0	267
1996	0	0	132

Options available for grant	776	3	4

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans follows:

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

	(number of shares in thousands)

Outstanding at beginning of year	1,005	$0.73	1,038	$1.15	991	$1.52
Granted	224	1.41	180	0.15	300	0.14
Exercised	(224)	0.12	0	0.00	0	0.00
Canceled	(14)	7.75	(213)	2.31	(253)	1.40

Outstanding at end of year ($.10 to $8.50 per share)	991	0.92	1,005	0.73	1,038	1.15

Exercisable ($.10 to $8.50 per share)	767	$0.77	825	$0.85	982	$1.16

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2004 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable

	(number of shares in thousands)

$ .10 to $1.71	934	7.4	710
$4.88 to $8.50	57	1.9	57

$ .10 to $8.50	991	7.1	767

As of December 31, 2004, the Company’s Board of Directors approved the issuance of up to $5.5 million of senior subordinated debentures. At December 31, 2004, in connection with placements of debt under this plan, there were warrants outstanding to purchase 3,938,150 shares of the Company’s common stock at a conversion price of $.25 per share, 599,141 shares at a conversion price of $.35 per share, 109,041 shares at a conversion price of $.80 per share, and 34,110 shares at a conversion price of $1.23 per share. Additionally, the Company has approximately $1.4 million in Class 3 Notes payable that are convertible into the Company’s common stock as follows: 1,169,757 shares at a conversion price of $.75 per share, 100,000 shares at a conversion price of $1.00 per share, and 307,313 shares at a conversion price of $1.23 per share. The Company’s chairman, Charles J. Drake, has invested a total of $180,884 of the total Class 3 Notes which are convertible into 241,178 shares of the Company’s common stock.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at December 31, 2004. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At December 31, 2004, the holders of these warrants had the right to purchase up to 3,827,343 shares of the Company’s common stock at $2.51 per share.

A summary of the outstanding warrants and options at December 31, 2004 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding (1)	Remaining Life	Exercisable (1)

	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement	$2.51	3,827	0.5	3,827
2001 Note and Warrant Purchase Agreement	$0.28	4,680	2.0	4,680
Class 3 Notes	$0.86	1,577	2.2	1,577
1995 Employee Stock Option Plan	$1.30	380	5.5	380
1999 Employee Stock Option Plan	$0.26	387	7.2	387
2004 Employee Stock Option Plan	$1.41	224	9.5	—

	$1.19	11,075	2.0	10,851

(1)	Excludes warrants exercisable under certain outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At December 31, 2004, $1.2 million of the Class 2 Notes were outstanding.

The Company is authorized to issue up to 400,000 shares of preferred stock the terms of which are determined by the Board of Directors.

Note I – Operations by Geographic Area

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, for the year ended December 31, 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31

	2004	2003	2002

	(in thousands)

Net revenues from unaffiliated customers:
United States	$1,542	$641	$944
United Kingdom	—	—	635

	$1,542	$641	$1,579

Net income (loss):
United States	$(2,459)	$(2,031)	$(1,747)
United Kingdom	—	94	(456)

	$(2,459)	$(1,937)	$(2,203)

Identifiable assets:
United States	$872	$667	$1,243
United Kingdom	—	—	65

	$872	$667	$1,308

Long lived assets:
United States	$21	$27	$59
United Kingdom	—	—	—

	$21	$27	$59

Capital expenditures:
United States	$—	$—	$—
United Kingdom	—	—	—

	$—	$—	$—

Depreciation and amortization expense:
United States	$297	$365	$542
United Kingdom	—	—	20

	$297	$365	$562

Net revenues by geographic area:
North America	$243	$556	$633
Europe	1,230	5	547
Asia	69	80	399

	$1,542	$641	$1,579

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note J – Sale of Technology

Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Visions optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approxmiately $61,000 in royalties in 2004 and expects to receive additional royalties of approximately $30,000 in 2005. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS. The Company recognized a gain on the transaction of approximately $112,000, which is included in gain(loss) on sales of assets in 2002, primarily attributable to the advanced minimum royalty payment received. The proceeds from the transaction were used primarily to fund current operations.

The optical disc inspection technology included in the sale accounted for approximately $743,000 of the Company’s net revenue for 2002.

Note K – Capitalized Software Costs

Management has focused its development, sales and marketing efforts on the Company’s inspection systems for the flat panel display (FPD) industry. Industry sources indicate that this market will be substantial once fully developed. The Company has developed inspection solutions for the leading technologies used in the FPD industry including liquid crystal on silicon (LCOS), organic light emitting diodes (OLED and PolyOLED), electroluminescent (EL), high temperature polysilicon (HTPS), low temperature polysilicon (LTPS), liquid crystal display (LCD), and microelectromechanical systems (MEMS).

Management periodically performs an analysis of the net realizable value of capitalized software costs. In 2002, Management determined that capitalized patent costs exceeded the estimated net realizable value of amounts capitalized and a write-down was necessary. In 2002, $74,000 of additional amortization was included in costs of sales as a result of this determination.

Note L – Officers’ Notes Receivable

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

Note M – Market for the Company’s Common Stock

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

Note N – Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the years ended December 31, 2004, 2003, and 2002 of $2.4 million, $1.9 million, and $2.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at December 31, 2004, approximately $98,000 of the Company’s $106,000 in trade accounts payable was overdue. The Company also has an estimated $315,000 in amounts owed to certain regulatory agencies. The Company is making monthly payments of approximately $6,300 to one of the regulatory agencies.

Management is projecting a cash shortfall over the next twelve months of approximately $1.3 million based on the existing capital structure of the Company, including $820,000 due to be paid on various dates between March 31, 2005 and April 30, 2005. The holders of this debt have agreed to allow the Company to defer these payments until April 30, 2005. Management is currently in negotiations with potential investors to place a minimum of $5.0 million in unregistered convertible preferred stock and common stock equivalents. If successful, the proceeds generated from this sale would be used to retire certain notes as well as provide additional working capital. Alternatively, management plans to seek additional investors of its debentures to cover the anticipated shortfall, which would bring the amount of debentures outstanding to $4.7 million. Additionally, if necessary, management would attempt to obtain any additional cash needed to enable the Company to continue as a going concern through possible joint ventures and other strategic alliances. Additional financing may or may not be available through banks. There can be no assurance that management will be able to successfully execute any of these plans before the Company has exhausted all of its resources. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern

For further discussion regarding the Company’s obligations, see Note C - Long-Term Debt and Other Financing Arrangements.

Note O – Foreign Currency Translation Adjustment

In June 2002, Integral Vision, Inc. wrote-off as uncollectable an inter-company receivable due from Integral Vision Ltd., its subsidiary in the United Kingdom. As the consolidated financial statements include the accounts of both entities, upon consolidation, the charge recorded by Integral Vision, Inc., approximately $3.1 million, was eliminated against the gain recorded by Integral Vision Ltd. However, previously unrecognized losses that resulted from foreign currency translation adjustments were recognized in the quarter ended June 30, 2002 and totaled approximately $208,000.

Note P – Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Note Q – Supplemental Cash Flows Disclosure

Non-cash Investing and Financing Activities

During 2004, the Company settled $985,000 of Class 1 Notes and $45,000 of Class 3 Notes in exchange for the issuance of 4,000,737 shares of common stock in connection with the exercise of warrants and conversion on notes.

Other Cash Flows Information

Interest of approximately $162,000, $16,000, and $39,000 was paid in 2004, 2003, and 2002, respectively.

Note R – Subsequent Events

Subsequent to December 31, 2004, $275,000 of Class 2 notes was placed.

Management is currently in negotiations with potential investors to place a minimum of $5.0 million in unregistered convertible preferred stock and common stock equivalents. If successful, the proceeds generated from this sale would be used to retire certain notes as well as provide additional working capital. The Company is obligated to pay $820,000 to certain noteholders on various dates between March 31, 2005 and April 30, 2005. The noteholders have agreed to allow the Company to defer these payments until April 30, 2005. Subject to the completion of this sale, the Board has authorized the issuance of up to 6,000 convertible preferred shares at a stated value of $1,000 per share.

Schedule II - Valuation And Qualifying Accounts

Integral Vision, Inc. And Subsidiary

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning	Costs and	Accounts-	Deductions -		End of
Description	of Period	Expenses	Describe	Describe		Period

Year ended December 31, 2004:
Accounts receivable allowance	$166	$2		$166	(2)	$2
Inventory obsolescence reserve	671	56		373	(1)	354
Deferred tax valuation allowance	13,095	815				13,910

	$13,932	$873	$—	$539		$14,266

Year ended December 31, 2003:
Accounts receivable allowance	$170	$5		$9	(2)	$166
Inventory obsolescence reserve	561	110				671
Deferred tax valuation allowance	11,118	1,977				13,095

	$11,849	$2,092	$—	$9		$13,932

Year ended December 31, 2002:
Accounts receivable allowance	$179	$99		$108	(2)	$170
Inventory obsolescence reserve	1,836	(7)		1,268	(1)	561
Deferred tax valuation allowance	9,489	1,629				11,118

	$11,504	$1,721	$—	$1,376		$11,849

1)	Write-off obsolete inventory

2)	Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 2004

Commission File Number 0-12728

Exhibit
Number	Exhibit Index Description

21	Subsidiary of the Registrant.

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

23.2	Consent of Moore Stephens Doeren Mayhew, independent auditors.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.