Form 10-Q
period 2005-03-31
INTEGRAL VISION INC
filed 2005-05-13
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended March 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

Commission File Number 0-12728

INTEGRAL VISION, INC.

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2191935 (I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan	48335

(Address of principal executive offices)	(Zip Code)

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
YES ☐     NO ☑

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of May 5, 2005 was 22,459,409.

INTEGRAL VISION, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS

CURRENT ASSETS
Cash	$24	$191
Accounts receivable, less allowance of $2,000	415	45
Inventories - Note A	263	401
Other current assets	35	43

TOTAL CURRENT ASSETS	737	680

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	134	134
Furniture and fixtures	62	62
Vehicles	18	18
Computer equipment	137	135

	394	392
Less accumulated depreciation	(372)	(371)

	22	21

OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $848,000 ($817,000 in 2004) - Note A	119	151
Patents, less accumulated amortization of $461,000 ($457,000 in 2004) - Note A	19	20

	138	171

	$897	$872

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets – Continued

	March 31,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable - Notes C and F	$1,748	$1,313
Accounts payable	129	221
Accrued compensation and related costs - Note F	294	283
Accrued state income taxes - Note B	77	95
Accrued interest - Note C	435	345
Other accrued liabilities	266	227

TOTAL CURRENT LIABILITIES	2,949	2,484

LONG-TERM DEBT, less current maturities and O.I.D. - Note C	2,369	2,355

TOTAL LIABILITIES	5,318	4,839

STOCKHOLDERS’ DEFICIT
Preferred stock, 400,000 shares authorized; none issued	—	—
Common stock, without par value, stated value $.20 per share; 31,000,000 shares authorized; 14,877,638 shares issued and outstanding	2,976	2,976
Additional paid-in capital	33,018	33,018
Accumulated deficit	(40,415)	(39,961)

Total Stockholders’ Deficit	(4,421)	(3,967)

	$897	$872

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net sales	$523	$93
Costs of sales:
Direct costs of sales	223	60
Depreciation and amortization	35	62

Total costs of sales	258	122

Gross margin	265	(29)

Other costs and expenses:
Marketing	98	53
General and administrative	302	240
Engineering and development	237	189

Total other costs and expenses	637	482

Operating loss	(372)	(511)
Other income	23	31
Interest expense - Note C	(105)	(116)

Net loss	$(454)	$(596)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.06)

Weighted average number of shares of common stock and common stock equivalents, where applicable	14,878	10,373

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Deficit

	Common Stock
	Number of Shares		Additional Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)
Balance at January 1, 2005	14,877,638	$2,976	$33,018	$(39,961)	$(3,967)

Net loss for the period				(454)	(454)

Balance at March 31, 2005	14,877,638	$2,976	$33,018	$(40,415)	$(4,421)

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(454)	$(596)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	7
Amortization	48	81
Changes in operating assets and liabilities:
Accounts receivable	(370)	(7)
Inventories	138	(198)
Prepaid and other	9	9
Accounts payable and other current liabilities	27	169

Net Cash Used In Operating Activities	(600)	(535)

Investing Activities
Purchase of property and equipment	(2)	(4)

Net Cash Used In Investing Activities	(2)	(4)

Financing Activities
Proceeds from sale of Class 2 Notes	435	280
Proceeds from sale of Class 3 Notes	—	268
Proceeds from exercise of options	—	10

Net Cash Provided By Financing Activities	435	558

Increase (Decrease) in Cash	(167)	19
Cash at Beginning of Period	191	42

Cash at End of Period	$24	$61

Supplemental cash flows disclosure:
Interest Paid	$1	$4

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
March 31, 2005
( Unaudited )

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom (dissolved as of February 1, 2005). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Accounts Receivable

Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company maintains an allowance for the inability of its customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At March 31, 2005 and December 31, 2004, inventories consisted of the following amounts (net of obsolescence reserves of $346,000 at March 31, 2005 and $354,000 at December 31, 2004):

	March 31,	December 31,
	2005	2004
	(in thousands)

Raw materials	$169	$149
Work in process	—	183
Finished goods	94	69

	$263	$401

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of their national economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the quarter ended March 31, 2005, sales to 2 customers represented $516,000 of the Company’s total revenue of $523,000 for the quarter. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $4,000 for the three months ended March 31, 2005 and $1,000 for the comparable 2004 period.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2005.

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

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. No options were granted in the three month periods ended March 31, 2004 and 2005. At March 31, 2005, there were options outstanding to purchase 991,000 shares of common stock at prices ranging from $.10 to $8.50 per share.

At December 31, 2004, under the terms of the Company’s Note and Warrant Purchase agreement, as amended, the Company could issue up to $5.5 million of senior debentures, which consists of Class 1, Class 2, and Class 3 Notes which are secured by all intellectual property of the Company. Class 2 Notes are working capital notes, are secured by accounts receivable of the Company, and are subordinated to the Class 1 Notes issued prior to April 16, 2002. In September 2003, the holders of all of the then outstanding Class 2 Notes agreed to modify the maturity dates of those Notes to April 30, 2004. In December 2003, certain of the Class 2 Notes were amended to have maturity dates of May 31, 2004. The purchasers of the Class 2 Notes receive warrants for the purchase of the Company’s common stock when the Note is repaid. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365. The price of these shares shall be approximately 150% of the recent fair value of the Common Stock as of the date of the issuance of the Class 2 Note. Based on their respective maturity dates, the number of common shares that could be purchased with Class 2 warrants as of March 31, 2005 is estimated to be 1,777,129. In August 2003, the holders of those Notes agreed to a modification to the Note and Warrant Purchase Agreement that created a new Class 3 Note which is convertible into Integral Vision, Inc. common stock at a conversion rate set by the Company’s board of directors at the date of issuance. Class 1 Notes issued have maturities of up to four years, an interest rate of 10%, and the purchasers of the Notes receive warrants for the purchase of the Company’s common stock. The value assigned to warrants is included in additional paid-in capital and the discount is amortized over the life of the note. Additionally, the directors will determine the conversion rate at the date of issuance, subject to change in the event additional shares are issued in the future. In March 2004, the holders of the Class 1 and Class 2 Notes agreed to an additional modification to the Note and Warrant Purchase Agreement that increased the maximum amount of the Notes outstanding to $5.5 million. The maturity date on substantially all of the then outstanding Class 2 Notes was extended to December 31, 2005. The amended Note and Warrant Purchase Agreement provides that, as a result of the Company’s shareholders’ approval of management’s proposal to increase the Company’s authorized stock to 31,000,000 shares at the Company’s annual meeting of its shareholders that was held on May 6, 2004, the following has occurred:

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

During the quarter ended March 31, 2005, $435,000 of Class 2 Notes was placed. At March 31, 2005, a total of $1,140,000 of the Class 1 Notes, $1,642,000 of the Class 2 Notes, and $1,355,326 of the Class 3 Notes were outstanding.

The following table details the projected principal and interest payments to be paid in 2005:

	Class 1	Class 2		Class 3
Due date	Interest	Principal	Interest	Interest	Total

April 30	147	700	29	105	981
October 1	58	—	—	54	112
December 31	—	942	222	—	1,164

	$205	$1,642	$251	$159	$2,257

On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the

Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, including all of the amounts above, and for working capital. See Note J — Subsequent Event for further discussion of this transaction.

In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005, all of which were outstanding at March 31, 2005. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At April 30, 2005, the holders of these warrants had the right to purchase up to 5,143,909 shares of the Company’s common stock at $1.86 per share.

A summary of the outstanding warrants, options, and other potential common stock equivalents at March 31, 2005 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding	Remaining Life	Exercisable
	(number of shares in thousands)
1997 Note and Warrant Purchase Agreement (1)	$2.50	3,835	0.25	3,835
2001 Note and Warrant Purchase Agreement (2)	$0.28	4,680	1.75	4,680
Class 3 Notes	$0.86	1,577	1.90	1,577
1995 Employee Stock Option Plan	$1.30	380	5.20	380
1999 Employee Stock Option Plan	$0.26	387	6.96	387
2004 Employee Stock Option Plan	$1.41	224	9.26	—

	$1.07	11,083	1.43	10,859

(1)	These warrants have been re-priced as a result of certain transactions subsequent to March 31, 2005. At April 30, 2005, the holders of these warrants had the right to purchase up to 5,143,909 shares of the Company’s common stock at $1.86 per share.

(2)	Excludes warrants exercisable under outstanding Class 2 Notes. The number of warrants available to holders of Class 2 Notes is dependent on the length of time the principal balance is outstanding and the agreed upon base exercise price. At March 31, 2005, $1,642,000 of the Class 2 Notes was outstanding

The Company is authorized to issue up to 400,000 shares of preferred stock the terms of which are determined by the Board of Directors. The Company sold 7,000 shares of preferred stock in April 2005. See Note J — Subsequent Event for further discussion of this transaction.

Comprehensive Income

The Company displays components of accumulated comprehensive income (loss), if any, in the Consolidated Statement of Stockholders’ Deficit.

Recently Issued Accounting Standards

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for implementation of Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

Note B — Sale of Welding Controls Division

The Company incurred both Federal and State income tax liabilities as a result of the sale of the assets of its Welding Controls division in 1999. Including interest and penalties, approximately $77,000 was outstanding at March 31, 2005 for this obligation, which is included in accrued state income taxes in the consolidated balance sheet. The Company repaid this obligation in April 2005.

The buyer also assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the buyer fails to make the required payments, Integral Vision may be obligated for those amounts due. As of March 31, 2005, no notifications have been made that the Company is obligated for any payments not made. The final payment is due in October 2005.

Note C — Long-Term Debt and Other Financing Arrangements

At March 31, 2005, the Company had long term note payable to Maxco, Inc. (a 13% owner of the Company) of approximately $106,000 with an interest rate of prime plus 0.5%. This note was repaid in April 2005 with the proceeds from the securities transactions described in Note A, as further described in Note F.

A summary of the Company’s debt obligations is as follows:

	March 31,	December 31,
	2005	2004
	(unaudited)
	(in thousands)
Long Term Debt:
Face value Class 1 Notes	$1,140	$1,140
Less Original Issue Discount	(126)	(140)
Class 3 Notes	1,355	1,355

Net Long Term Debt	$2,369	$2,355

Short Term Debt:
Class 2 Notes	$1,642	$1,207
Other Short Term Debt	106	106

Total Short Term Debt	$1,748	$1,313

For further discussion regarding the Company’s obligations, see Note A — Summary of Significant Accounting Policies — Stock Options and Warrants.

Note D — Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2005	2004
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share — loss available to common stockholders
Net loss	$(454)	$(596)

*there was no effect of dilutive securities — see below

Denominator for basic and diluted loss per share — weighted average shares	14,878	10,373

*there was no effect of dilutive securities — see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.03)	$(0.06)

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

Note E — Sale of Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer

DaTARIUS Technologies GmbH, purchased Integral Vision’s assets related to inspection systems for the optical disc industry, including the names “Automatic Inspection Systems” and “AID.” The sale included Integral Vision’s optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approximately $61,000 in royalties in 2004 and expects to receive additional royalties of approximately $30,000 in 2005. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS.

Note F — Related Party Transactions

Maxco, Inc. had advanced the Company $138,855 in 2001 to permit the Company to meet its obligations. This loan was evidenced by a written document and provided for interest at the rate of prime plus 0.5%. The Company repaid this obligation to Maxco in April 2005.

Additionally, Maxco provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for these services. The Board has determined that these services for the six months ended March 31, 2005 will be satisfied by the issuance of 42,000 shares of unregistered common stock in the Company. The amount charged to operations in the first quarter of 2005 for this compensation amounted to $37,000 which is based on the average closing price of the Company’s common stock over that period. Starting April 1, 2005, the Company will pay Maxco $8,750 per month for each month such services are rendered.

Note G — Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Note H — Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year quarters of $454,000 and $596,000, respectively. Further, during the years ended December 31, 2004, 2003, and 2002, the Company incurred losses from continuing operations of $2.4 million, $1.9 million, $2.2 million, respectively. The continuing losses, in addition to working capital deficiencies, recurring reductions in product sales, and cash flow deficiencies, among other factors, indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at March 31, 2005, substantially all of the Company’s $127,000 in trade accounts payable was overdue. The Company also had an estimated $297,000 in amounts owed to certain regulatory agencies. The Company repaid $77,000 to one of the regulatory agencies in April 2005.

For further discussion regarding the Company’s obligations, see Note A — Summary of Significant Accounting Policies — Stock Options and Warrants and Note J — Subsequent Event.

Note I — Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Note J — Subsequent Event

On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. Each share of the Series A Convertible Preferred Stock issued is convertible into 1,000 shares of unregistered common stock upon approval of an increase in the Company’s authorized shares of common stock at a meeting of the stockholders currently scheduled for May 26, 2005. Each holder of Series A Convertible Preferred Stock shall have the same voting rights as a holder of Common Stock having a number of shares of Common Stock equal to the number of Conversion Shares issuable upon conversion of such holder’s Preferred Stock in full as to such holder. The Common Stock Warrants for the purchase of up to 3.5 million shares of common stock are exercisable at $1.60 per share for a period of five years. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, and for working capital. The Company has repaid all of the outstanding principal and interest on the Class 1 and Class 2 Notes. The note holders then exercised their warrants attached to the notes for which the exercise price of the warrant was $1.00 or less. This resulted in the issuance of 6,195,014 shares of restricted common stock. The Class 3 note holders converted their notes for which the conversion price was $1.00 or less, resulting in the issuance of 1,269,757 shares of restricted common stock. The outstanding interest on the Class 3 notes was repaid. Additionally, the Company has repaid other obligations totaling approximately $190,000. As a result of these exercises and conversions, and the additional stock issued to Maxco, Inc. (see Note F), the number of common shares outstanding as of May 5, 2005 was 22,459,409.

The following table outlines the source and (use) of proceeds from the sale (in thousands):

Sale of Series A Convertible Preferred Stock	$7,000
Class 1 and Class 2 warrants exercised	1,865
Class 1 and 2 Notes paid	(2,782)
Class 1, 2, and 3 accrued interest paid	(442)
Note and accrued interest due Maxco, Inc.	(111)
Michigan Single Business Tax liability	(78)
Fees to raise capital	(637)
Legal and other fees	(94)

Remaining cash proceeds	$4,721

     The following is an unaudited pro forma balance sheet as of April 30, 2005 (in thousands):

Assets:		Liabilities and Equity:
Cash	$4,770	Current liabilities	$558
Other current assets	424	Long term debt	628
Other assets	151	Stockholders’ equity	4,159

Total Assets	$5,345	Total Liabilities and Stockholders’ Equity	$5,345

The Company expects to use a portion of the proceeds to fund its growth plan and to better secure and deliver large orders, as well as offer units for demonstration and marketing purposes with larger Microdisplay and LCD OEMs which will increase expenditures beyond current levels.

Under the related Registration Rights Agreement, the Company is obligated to file a registration statement to register the shares of common stock resulting from the conversion of the Series A Convertible Preferred Stock and exercise of the Common Stock Warrants. Certain holders representing 51% of the common stock of the Company prior to the transaction agreed to vote all their shares of common stock of the Company in favor of approval of an increase in the Company’s authorized shares of common stock such that the Company may reserve and issue the common stock resulting from the conversion of the Series A Convertible Preferred Stock and exercise of the Common Stock Warrants made part of the Securities Purchase Agreement. Some parties to the Voting Agreements also agreed that they will not sell, offer, pledge, contract to sell, grant any option for the sale of, transfer or otherwise dispose of any of the common stock of the Company beneficially owned by, or issuable, to them until the initial Registration Statement filed by the Company is first declared effective by the SEC.

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

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net revenues increased $430,000 (462.4%) to $523,000 in the first quarter of 2005 from $93,000 in the first quarter of 2004. The increase in net revenue was primarily attributable to $516,000 of revenue from sales of the Company’s flat panel display inspection products in the first quarter of 2005; there were only

$9,000 in sales from that product line in the comparable 2004 period. Conversely, the first quarter of 2004 included $77,000 of revenue from packaging applications; there were no such sales in 2005.

Costs of sales increased $136,000 (111.5%) to $258,000 (49.3% of sales) in the first quarter of 2005 compared to $122,000 (131.1% of sales) in the first quarter of 2004. This was primarily due to an increase of $228,000 in costs as a result of the higher sales of flat panel display inspection products in the 2005 period. Conversely, the first quarter of 2004 included $87,000 in costs related to packaging applications in 2004 while there were no such costs in 2005.

Marketing costs increased $45,000 (84.9%) to $98,000 in the first quarter of 2005 compared to $53,000 in the first quarter of 2004. This was attributable to an increase in employee related costs.

General and administrative costs increased $62,000 (25.8%) to $302,000 in the first quarter of 2005 compared to $240,000 in the first quarter of 2004. This was partly attributable to an increase of $41,000 in employee related costs. In addition, the Company incurred $37,000 in consulting fees to Maxco, Inc. in the first quarter of 2005 (see Note F to consolidated financial statements). Legal expenses decreased $15,000 from the prior year period.

Engineering and development expenditures increased $48,000 (25.4%) to $237,000 in the first quarter of 2005 compared to $189,000 in the first quarter of 2004. This was primarily attributable to an increase in employee related costs.

Other income for both periods consists primarily of royalty income received in connection with the DaTARIUS Technologies transaction (see Note E to consolidated financial statements).

Interest expense decreased $11,000 to $105,000 in the first quarter of 2005 compared to $116,000 in the first quarter of 2004. The decrease is primarily attributable to the reduced amortization of the discount on certain debentures, as a number of these debentures have been repaid since March 2004.

Liquidity and Capital Resources

Operating activities for the first quarter of 2005 used cash of approximately $600,000 primarily due to the Company’s loss from operations of $454,000. An increase in accounts receivable was offset by decreases in inventories and other assets and an increase in accounts payable.

The Company’s investing activities included the purchase of approximately $2,000 of equipment in the first quarter of 2005.

The Company’s financing activities included the receipt of $435,000 from the sale of Class 2 Notes.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. Additionally, at March 31, 2005, substantially all of the Company’s $127,000 in trade accounts payable was overdue. The Company also had an estimated $297,000 in amounts owed to certain regulatory agencies, $77,000 of which was repaid subsequent to March 31, 2005.

In April 2005, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share. The Company used the net proceeds to reduce certain Company debt and for working capital. See Note J — Subsequent Event for further discussion of this transaction.

For further discussion regarding the Company’s obligations, see Note A — Summary of Significant Accounting Policies — Stock Options and Warrants.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2005, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2005.

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

In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At March 31, 2005, the Company had no open positions and had no sales denominated in a foreign currency.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a discussion regarding the Company’s notes and warrants, see Note A — Summary of Significant Accounting Policies — Stock Options and Warrants.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Note and Warrant Purchase Agreement (filed as Exhibit 4.1 to the registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.3 to registrant’s Form 8-K dated July 15, 1997, SEC file 0-12728, and incorporated herein by reference).

4.4	Note and Warrant Purchase Agreement dated March 29, 2001 including Form of Integral Vision, Inc. 15% Senior Subordinated Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.4 to registrant’s Form 10-K for the year ended December 31, 2000, SEC file 0-12728, and incorporated herein by reference).

4.5	Form of amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. 10% Secured Note and Integral Vision, Inc. Common Stock Purchase Warrant Certificate (filed as Exhibit 4.5 to registrant’s Form 10-Q for the quarter ended June 30, 2001, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Second Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Note and Integral Vision, Inc. Class 2 Common Stock Purchase Warrant Certificate (filed as Exhibit 4.6 to registrant’s Form 10-Q for the quarter ended March 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.7	Consent to Modifications dated March 17, 2003 modifying the terms of the Second Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference).

10.8*	Patent License Agreement dated October 4, 1995 by and between Integral Vision, Inc. and Square D Company (filed as Exhibit 10.24 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC File 0-12728, and incorporated herein by reference).

10.9	Asset Sale Purchase Agreement between the registrant and n.v. DIMACO, s.a. (filed as exhibit 10.12 to the registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.10	Asset Sale Purchase Agreement between the registrant and DaTARIUS Technologies, Inc. (filed as exhibit 10.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.11	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as exhibit 16 to the registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification by Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.

*	The Company has been granted confidential treatment with respect to certain portions of this exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(b)	Reports on Form 8-K:

(1)	On March 30, 2005, a Form 8-K was filed to report that the Company issued a press release.

(2)	On April 14, 2005, a Form 8-K was filed to report that the Company sold preferred stock and issued common stock warrants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.
Date: May 13, 2005	/s/ CHARLES J. DRAKE
Charles J. Drake
Chairman of the Board and Chief Executive Officer

Date: May 13, 2005	/s/ MARK R. DOEDE
Mark R. Doede
President, Chief Operating Officer, and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Document
31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of periodic report pursuant to 18 U.S.C. §1350.

32.2	Certification by Chief Financial Officer of periodic report pursuant to 18 U.S.C. §1350.