Form 10-Q
period 2005-06-30
INTEGRAL VISION INC
filed 2005-08-15
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the Quarterly period ended June 30, 2005.

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
YES ☐       NO ☑
The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of July 31, 2005 was 29,459,409.

INTEGRAL VISION, INC.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
ASSETS

CURRENT ASSETS
Cash	$4,136	$191
Accounts receivable	110	45
Inventories — Note A	321	401
Other current assets	16	43

TOTAL CURRENT ASSETS	4,583	680

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	134	134
Furniture and fixtures	62	62
Vehicles	18	18
Computer equipment	139	135

	396	392
Less accumulated depreciation	(374)	(371)

	22	21

OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization of $880,000 ($817,000 in 2004) — Note A	88	151
Patents, less accumulated amortization of $496,000 ($457,000 in 2004) — Note A	29	20

	117	171

	$4,722	$872

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets – Continued

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Notes payable — Notes C & F	$—	$1,313
Accounts payable	38	221
Accrued compensation and related costs	284	283
Accrued state income taxes	—	95
Accrued interest — Note C	—	345
Other accrued liabilities	155	227

TOTAL CURRENT LIABILITIES	477	2,484

LONG-TERM DEBT, less current maturities and O.I.D. — Note C	378	2,355

TOTAL LIABILITIES	855	4,839

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, without par value, stated value $.20 per share; 41,000,000 shares authorized; 29,459,409 shares issued and outstanding (14,877,638 in 2004)	5,892	2,976
Additional paid-in capital	39,127	33,018
Accumulated deficit	(41,152)	(39,961)

Total Stockholders’ Equity (Deficit)	3,867	(3,967)

	$4,722	$872

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Three Months Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$8	$77
Costs of sales:
Direct costs of sales	45	86
Depreciation and amortization	35	61

Total costs of sales	80	147

Gross margin (Loss on sales)	(72)	(70)

Other costs and expenses:
Marketing	149	62
General and administrative	298	287
Engineering and development	215	251

Total other costs and expenses	662	600

Operating loss	(734)	(670)
Other income	20	2
Interest expense — Note C	(23)	(108)

Net loss	$(737)	$(776)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.06)

Weighted average number of shares of common stock and common stock equivalents, where applicable
	24,075	13,595

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$531	$170
Costs of sales:
Direct costs of sales	268	146
Depreciation and amortization	70	123

Total costs of sales	338	269

Gross margin (Loss on sales)	193	(99)

Other costs and expenses:
Marketing	247	115
General and administrative	600	527
Engineering and development	452	440

Total other costs and expenses	1,299	1,082

Operating loss	(1,106)	(1,181)
Other income	43	33
Interest expense — Note C	(128)	(224)

Net loss	$(1,191)	$(1,372)

Basic and diluted loss per share:
Net loss	$(0.06)	$(0.11)

Weighted average number of shares of common stock and common stock equivalents, where applicable
	19,502	11,984

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of
	Common Shares	Common	Preferred	Additional Paid-	Accumulated
	Outstanding	Stock	Stock	In Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)
Balance at January 1, 2005	14,877,638	$2,976	$—	$33,018	$(39,961)	$(3,967)

Net loss for the period					(1,191)	(1,191)
Warrants exercised	6,195,014	1,239		503		1,742
Class 3 notes converted	1,269,757	254		724		978
Shares issued	117,000	23	7,000	(718)		6,305
Shares converted	7,000,000	1,400	(7,000)	5,600		—

Balance at June 30, 2005	29,459,409	$5,892	$—	$39,127	$(41,152)	$3,867

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(1,191)	$(1,372)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	15
Amortization	86	158
Changes in operating assets and liabilities:
Accounts receivable	(65)	36
Inventories	80	(716)
Prepaid and other	28	33
Accounts payable and other current liabilities	(181)	139

Net Cash Used In Operating Activities	(1,240)	(1,707)

Investing Activities
Purchase of property and equipment	(5)	(11)
Other	(16)	(2)

Net Cash Used In Investing Activities	(21)	(13)

Financing Activities
Issuance of preferred stock	6,235	—
Proceeds from exercise of warrants	1,865	—
Proceeds from sale of Class 2 Notes	435	575
Repayments of principal and interest on Class 1 Notes	(1,289)	—
Repayments of principal and interest on Class 2 Notes	(1,823)	(60)
Repayments of interest on Class 3 Notes	(106)	—
Repayments on short term notes	(111)	—
Issuance of restricted common stock	—	1,504
Proceeds from sale of Class 3 Notes	—	478
Repayments on long term notes	—	(137)
Proceeds from exercise of stock options	—	23

Net Cash Provided By Financing Activities	5,206	2,383

Increase (Decrease) in Cash	3,945	663
Cash at Beginning of Period	191	42

Cash at End of Period	$4,136	$705

Supplemental cash flows disclosure:
Interest Paid	$457	$80

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
June 30, 2005
(Unaudited)
Note A – Summary of Significant Accounting Policies
Nature of Business
Integral Vision, Inc. (or the “Company”) develops, manufactures, and markets inspection systems to ensure product quality in manufacturing environments primarily for the inspection of flat panel displays at the cell and module levels. The Company’s product offerings include LCI-Professional, SharpEye, ChromaSee, Lifetime Tester and IVSee. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom (dissolved as of February 1, 2005). Upon consolidation, all significant intercompany accounts and transactions are eliminated.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At June 30, 2005 and December 31, 2004, inventories consisted of the following (net of allowance of $315,000 at June 30, 2005 and $354,000 at December 31, 2004):

	June 30,	December 31,
	2005	2004
	(Unaudited)
	(in thousands)
Raw materials	$228	$149
Work in process	—	183
Finished goods	93	69

	$321	$401

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
Concentrations of Credit and Other Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the six months ended June 30, 2005, sales to two of the Company’s customers represented $516,000 of the Company’s total revenue of $531,000 for the period. The Company believes its credit evaluation and monitoring mitigates its credit risk.
Advertising
Advertising costs are expensed as incurred. Advertising costs were approximately $41,000 for the six months ended June 30, 2005 and $2,000 for the comparable 2004 period.
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
Contingencies and Litigation
The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at June 30, 2005.

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
The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In June 2005, stock options for the purchase of 160,000 common shares were granted with an exercise price of $1.40 per share, which was the market price at the close of trading on the grant date. At June 30, 2005, there were options outstanding to purchase 1.1 million shares of common stock at prices ranging from $.10 to $8.50 per share.
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

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Dividend yield	0.0%	0.0%
Expected stock price volatility	1.256	1.330
Risk free interest rate	2.0%	2.0%
Expected life of options (years)	7.00	7.00
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(737)	$(776)	$(1,191)	$(1,372)
Add: Stock-based compensation expense included in the determination of net loss as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(75)	(49)	(147)	(55)

Pro forma net loss	$(812)	$(825)	$(1,338)	$(1,427)

Basic and diluted earnings per share:
Basic and diluted — as reported	$(0.03)	$(0.06)	$(0.06)	$(0.11)

Basic and diluted — pro forma	$(0.03)	$(0.06)	$(0.07)	$(0.12)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

Company’s employee stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options.
In connection with the private placement of $7.0 million of debentures in 1997, which were retired in 1999, the Company issued warrants for the purchase of 1,400,000 Integral Vision common shares at $6.86 per share through June 30, 2005. Pursuant to the 1997 Note and Warrant Purchase agreement, these warrants have been re-priced based on subsequent warrant issues. At June 30, 2005, the holders of these warrants had the right to purchase up to 5,143,909 shares of the Company’s common stock at $1.86 per share. None of the holders exercised any of these warrants which then expired on that date.
On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. Each share of the Series A Convertible Preferred Stock was converted into 1,000 shares of unregistered common stock upon the approval of an increase in the Company’s authorized shares of common stock at a meeting of the stockholders on May 26, 2005. The Common Stock Warrants for the purchase of up to 3.5 million shares of common stock are exercisable at $1.60 per share for a period of five years. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, and for working capital. The Company has repaid all of the outstanding principal and interest on the Class 1 and Class 2 Notes. The note holders then exercised their warrants attached to the notes for which the exercise price of the warrant was $1.00 or less. This resulted in the issuance of 6,195,014 shares of restricted common stock. The Class 3 note holders converted their notes for which the conversion price was $1.00 or less, resulting in the issuance of 1,269,757 shares of restricted common stock. The outstanding interest on the Class 3 notes was repaid. Additionally, the Company has repaid other obligations totaling approximately $190,000. As a result of these exercises and conversions, and the additional stock issued to Maxco, Inc. (see Note F), the number of common shares outstanding as of August 5, 2005 was 29,459,409.
The following table outlines the source and (use) of proceeds from the sale (in thousands):

Sale of Series A Convertible Preferred Stock	$7,000
Class 1 and Class 2 warrants exercised	1,865
Class 1 Notes paid (principal and interest)	(1,289)
Class 2 Notes paid (principal and interest)	(1,823)
Class 3 accrued interest paid	(106)
Note and accrued interest due Maxco, Inc.	(111)
Michigan Single Business Tax liability	(78)
Fees to raise capital	(637)
Legal and other fees	(100)

Remaining cash proceeds	$4,721

The Company expects to use a portion of the proceeds to fund its growth plan and to better secure and deliver large orders, as well as offer units for demonstration and marketing purposes with larger Microdisplay and LCD OEMs which will increase expenditures beyond current levels.
Under the related Registration Rights Agreement, the Company was obligated to file a registration statement to register the shares of common stock resulting from the conversion of the Series A Convertible Preferred Stock and exercise of the Common Stock Warrants. Certain holders representing 51% of the common stock of the Company prior to the transaction agreed to vote all their shares of common stock of the Company in favor of approval of an increase in the Company’s authorized shares of common stock such that the Company may reserve and issue the common stock resulting from the conversion of the Series A Convertible Preferred Stock and exercise of the Common Stock Warrants made part of the Securities Purchase Agreement. Some parties to the Voting Agreements also agreed that they will not sell, offer, pledge, contract to sell, grant any option for the sale of, transfer or otherwise dispose of any of the common stock of the Company beneficially owned by, or issuable, to them until the initial Registration Statement filed by the Company was first declared effective by the SEC. The Company filed a Registration Statement that was declared effective by the SEC on June 27, 2005.

A summary of the outstanding warrants, convertible notes and options at June 30, 2005 is as follows:

	Weighted		Weighted
	Average	Number	Average	Number
	Exercise Price	Outstanding	Remaining Life	Exercisable
	(number of shares in thousands)
Warrants	$1.60	3,500	4.79	3,500
Class 3 Notes	1.00	378	2.76	378
1995 Employee Stock Option Plan	1.21	375	5.02	375
1999 Employee Stock Option Plan	0.26	387	6.71	387
2004 Employee Stock Option Plan	1.40	384	9.40	124

	$1.41	5,024	5.15	4,764

The Company is authorized to issue up to 400,000 shares of preferred stock the terms of which are determined by the Board of Directors. The Company sold 7,000 shares of preferred stock in April 2005. These shares were converted into 7,000,000 shares of common stock on May 27, 2005.
Comprehensive Income
The Company displays components of accumulated comprehensive income (loss), if any, in the Consolidated Statement of Stockholders’ Deficit.
Recently Issued Accounting Standards
In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.
When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of the SFAS 154 will have a significant impact on its results of operations.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting April 1, 2006. The Company expects that SFAS 123(R) will not have a significant impact on its financial statements. At the present time, management has not yet determined which valuation method it will use.
The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earnings per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. The Company does not expect the provisions of the amended SFAS 128 will have a significant impact on its results of operations.
In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be de-recognized and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. The Company is currently evaluating the impact this proposed Interpretation would have on its results of operations.
Note B – Sale of Welding Controls Division
The Company sold the assets of its Welding Controls division in 1999. The buyer assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due. As of June 30, 2005, no notifications have been made that the Company is obligated for any payments not made and the final payment is due in October 2005.
Note C – Long-Term Debt and Other Financing Arrangements
A summary of the Company’s debt obligations is as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Long Term Debt:
Class 3 Notes	$378	$1,355
Face value Class 1 Notes	—	1,140
Less Original Issue Discount	—	(140)

Net Long Term Debt	$378	$2,355

Short Term Debt:
Class 2 Notes	$—	$1,207
Other Short Term Debt	—	106

Total Short Term Debt	$—	$1,313

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Note D – Loss per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(737)	$(776)	$(1,191)	$(1,372)

*there was no effect of dilutive securities see below

Denominator for basic and diluted loss per share – weighted average shares	24,075	13,595	19,502	11,984

*there was no effect of dilutive securities see below

BASIC AND DILUTED LOSS PER SHARE:	$(0.03)	$(0.06)	$(0.06)	$(0.11)

Warrants and options outstanding were not included in the computation of diluted loss per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.
Note E – Sale of Optical Disc Inspection Technology
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
Note F – Related Party Transactions
Maxco, Inc. had advanced the Company $138,855 in 2001 to permit the Company to meet its obligations. This loan was evidenced by a written document and provided for interest at the rate of prime plus 0.5%. The Company repaid this obligation to Maxco in April 2005.
Additionally, Maxco provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for these services. The services for the six months ended March 31, 2005 were satisfied by the issuance of 42,000 shares of unregistered common stock in the Company. The amount charged to operations in the first quarter of 2005 for this compensation amounted to $37,000, which is based on the average closing price of the Company’s common stock over that period. Effective April 1, 2005, the Company began paying Maxco $8,750 per month for each month such services are rendered.
Note G – Income Taxes
The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Note H – Going Concern Matters
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year six month periods of $1.2 million and $1.1 million, respectively. Further, during the years ended December 31, 2004, 2003, and 2002, the Company incurred losses from continuing operations of $2.4 million, $1.9 million, $2.2 million, respectively.
The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result of the sale of preferred stock as indicated in Note A, the Company has sufficient cash to fund operations for approximately 12 months. However, the Company’s continuation as a going concern is dependent upon achieving the necessary sales to attain profitability.
For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.
Note I – Off Balance Sheet Risk
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
Overview
Integral Vision, Inc. (or the “Company”) develops, manufactures, and markets inspection systems to ensure product quality in manufacturing environments primarily for the inspection of flat panel displays at the cell and module levels. The Company’s product offerings include LCI-Professional, SharpEye, ChromaSee, Lifetime Tester, and IVSee. The Company’s products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.
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
IVSee – Integral Vision’s IVSee, introduced in 2005, provides FPD inspection for applications which still require manual handling. IVSee is designed for the detection of functional and cosmetic defects in LCOS, OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. IVSee is configured to be integrated into existing manual inspection stations allowing them to receive the benefits of computer aided optical inspection without the need to modify the manufacturing process to automate handling of the display. The operator’s interface provides essential views of results, images, and statistics for production floor personnel.
Results of Operations
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004
Net revenues decreased $69,000 (89.6%) to $8,000 in the second quarter of 2005 from $77,000 in the second quarter of 2004. The decrease in net revenue was primarily attributable to $72,000 of revenue from sales of the Company’s Microdisplay applications in the second quarter of 2004; there were no such sales from that product line in the comparable 2005 period.
Costs of sales decreased $67,000 (45.6%) to $80,000 (1000.0% of sales) in the second quarter of 2005 compared to $147,000 (190.9% of sales) in the second quarter of 2004. This was primarily attributable to decreased material purchases due to lower sales.
Marketing costs increased $87,000 (140.3%) to $149,000 in the second quarter of 2005 compared to $62,000 in the second quarter of 2004. This was primarily due to increased staffing and marketing activity.
General and administrative costs increased $11,000 (3.8%) to $298,000 in the second quarter of 2005 compared to $287,000 in the second quarter of 2004. Consulting fees increased $26,000 primarily as a result of payments made to Maxco, Inc. for providing consulting services to the Company. The remainder of the increase in the second quarter of 2005 compared to the second quarter of 2004 was mainly attributable to an increase in employee related costs. Legal expenses decreased $45,000 from the prior year.
Engineering and development expenditures decreased $36,000 (14.3%) to $215,000 in the second quarter of 2005 compared to $251,000 in the second quarter of 2004. This is mainly due to increased engineering work done in the second quarter of 2004 in anticipation of increased sales in the third quarter of 2004.
Other income in the second quarter of 2005 includes $20,000 of interest income.
Interest expense decreased $85,000 to $23,000 in the second quarter of 2005 compared to $108,000 in the second quarter of 2004. The decrease is attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004
Net revenues increased $361,000 (212.4%) to $531,000 in 2005 from $170,000 in 2004. The increase in net revenue was primarily attributable to $516,000 of revenue from sales of the Company’s flat panel display inspection products in 2005; there were only $82,000 in sales from that product line in 2004. Conversely, the first quarter of 2004 included $72,000 of revenue from packaging applications; there were no such sales in 2005.
Costs of sales increased $69,000 (25.7%) to $338,000 (63.7% of sales) in 2005 compared to $269,000 (158.2% of sales) in 2004. This was primarily due to an increase of $154,000 in costs as a result of the higher sales of flat panel display inspection products in 2005. Conversely, 2004 included $87,000 in costs related to packaging applications while there were no such costs in 2005.
Marketing costs increased $132,000 (114.8%) to $247,000 in 2005 compared to $115,000 in 2004. This was primarily due to increased staffing and marketing activity.
General and administrative costs increased $73,000 (13.9%) to $675,000 in 2005 compared to $527,000 in 2004. Consulting fees increased $63,000 primarily as a result of payments made to Maxco, Inc. for providing consulting services to the Company. The remainder of the increase in 2005 compared to 2004 was mainly attributable to an increase in employee related costs. Legal expenses decreased $61,000 from the prior year.
Engineering and development expenditures increased $12,000 (2.7%) to $452,000 in 2005 compared to $440,000 in 2004. This is primarily due to increases in employee related costs.
Other income in 2005 includes $20,000 of interest income and $16,000 of royalty income received in connection with the 2002 sale by the Company of its optical disc inspection technology. Other income in 2004 includes $29,000 of royalty income.
Interest expense decreased $96,000 to $128,000 in 2005 compared to $224,000 in 2004. The decrease is attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.
Liquidity and Capital Resources
Operating activities for the six months ended June 30, 2005 used cash of approximately $1.2 million primarily due to the Company’s loss from operations. Decreases in inventory and other assets generated cash of $108,000 while an increase in accounts receivable and a decrease in accounts payable and other current liabilities used $246,000.
The Company investing activities included primarily the purchase of approximately $5,000 of equipment in 2005 and $17,000 for patents.
The Company’s financing activities included net proceeds of $6.2 million from the issuance of preferred stock. Additionally, $1.9 million was received as a result of Class 1 and Class 2 warrants that were exercised. The Company received $978,000 from the conversion of Class 3 Notes. The Company received $435,000 from the sale of Class 2 Notes. The Company made payments of approximately $1.3 million, $1.8 million, and $1.1 million on its Class 1, Class 2, and Class 3 Notes. The Company made payments of approximately $111,000 on other long term notes.
As a result of the sale of preferred stock as indicated in Note A, the Company has sufficient cash to fund operations for approximately 12 months. However, the Company’s continuation as a going concern is dependent upon achieving the necessary sales to attain profitability.
For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Management’s Discussion of Critical Accounting Policies
The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2005, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.
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
Contingencies and Litigation
The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at June 30, 2005.

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
In management’s opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At June 30, 2005, the Company had no open positions and had no sales denominated in a foreign currency.
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
Over a period from March 29, 2001 through March 31, 2005, we sold our Class 1 Notes, Class 2 Notes and Class 3 Convertible Notes to a limited number of investors in private transactions. The Class 1 and Class 2 Note purchasers also obtained warrants to purchase our common stock at prices that were based on the market price of our common stock at the time the Class 1 and Class 2 Notes were purchased. The Class 3 Convertible Notes are convertible into our common stock at a price based on the market price of our common stock at the time the Class 3 Notes were purchased. As of the date of this 10-Q, all of the Class 1 Note warrants and some of the Class 2 Note warrants have been exercised and some of the Class 3 Notes have been converted into common stock. We agreed to register, if the shareholders so request, up to 100% of the common stock issued upon the exercise of the Class 1 and 2 Note warrants and conversion of convertible notes for resale by selling shareholders. As of the date of this prospectus, 11,425,508 shares of common stock have been issued against these securities and are eligible for registration. In addition, we agreed to register up to 100% of the common stock issuable upon the exercise of remaining outstanding Class 2 Note warrants and conversion of outstanding Class 3 Convertible Notes, if the holders of securities request to be included in the registration. As of the date of this 10-Q, the outstanding Class 2 Note warrants are exercisable into 321,040 shares at an exercise price equal to $1.00 per share, and outstanding convertible notes are convertible into 378,000 shares at a conversion price equal to $1.00 per share. The registration of this stock and the stock if the notes are converted was declared effective by the SEC on June 27, 2005.
In June 2004, we sold $1,504,260 in aggregate principal amount of our shares to a limited number of investors in private transactions. At the request of the shareholders, we agreed to register up to 100% of the June 2004 shares for resale by the selling shareholders. As of the date of this prospectus, there are 1,223,000 common shares representing all of the shares issued in June 2004. The registration of this stock was declared effective by the SEC on June 27, 2005.
On April 12, 2005, we sold $7,000,000 in aggregate principal amount of our convertible preferred stock with stated value of $1,000 per share, and warrants to purchase up to 3,500,000 shares of our common stock in a private placement. Each warrant is exercisable at an exercise price equal to $1.60 per share and expires on April 12, 2010. On May 27, 2005, the preferred shares automatically converted into 7,000,000 shares of common stock upon shareholder approval to increase our authorized common stock and upon filing of the Certificate of Amendment of our Articles of Incorporation relating to same. We agreed to register an aggregate 10,500,000 shares of our common stock underlying the converted preferred stock and related warrants, for resale by the selling shareholders and such registration was declared effective by the SEC on June 27, 2005. Until each holder owns less than 20% of the conversion shares, we must obtain the consent of holders of majority interests in the conversion shares before taking various actions, including reverse or forward stock splits and reclassification of our common stock. Until October 12, 2005, the holders of the conversion shares have a right to participate in our subsequent financings. So long as any purchaser of preferred shares owns any of our securities, the company may not engage in any financing involving a variable rate or most favored nation transactions. Until June 28, 2006 the holders of the conversion shares are entitled to an anti-dilution protection that reduces the conversion price to the lowest price at which such securities are offered to another purchaser. During that period, in the event of a sale of our common stock or common stock equivalents at a price lower than the conversion price, the conversion price shall be reduced to the subsequent sale price and holders of the conversion shares are entitled to receive additional common stock reflecting the reduction in price.
We issued 42,000 shares of our unregistered common stock to Maxco, Inc. in consideration for consulting services provided to us by Maxco for six months ended March 31, 2005. Maxco’s services included assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The amount charged to operations for this compensation amounted to $70,000, which is based on the average closing price of our common stock over that period. We agreed to register 100% of such common stock and such registration was declared effective by the SEC on June 27, 2005.
We issued 75,000 shares of our unregistered common stock to Stonegate Securities, Inc. as a finder’s fee in consideration for services provided to us by Stonegate Securities in connection with the 2005 placement of the Series A convertible preferred shares. The compensation for the services included a cash payment of $75,000 and issuance of 75,000 shares of our common stock. We agreed to register 100% of such common stock and such registration was declared effective by the SEC on June 27, 2005.
The issuance of these securities was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act, as a sale not involving a public offering. To the best of the Company’s knowledge, all of the purchasers are either “accredited investors” as that term is defined in Regulation D under the Securities Act of 1933 or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the investment.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held on May 26, 2005. The matters voted upon were the election of directors, an amendment to the articles of incorporation, and other business, which may come before the meeting (of which there was none). The results of votes were as follows:
1)	Election of directors:

	For	Withheld
Max A. Coon	18,027,881	95,879
Charles J. Drake	18,034,360	89,400
Samuel O. Mallory	18,045,230	78,530
Vincent Shunsky	18,040,860	82,900
William B. Wallace	18,047,030	76,730
2)	Amendment to Articles of Incorporation
The Company is authorized to amend its articles of incorporation to increase the number of shares of common stock that it is authorized to issue from 31,000,000 to 41,000,000.

For	Against	Abstain
17,979,982	133,118	10,660
Item 5. Other Information
None

Item 6. Exhibits

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

INTEGRAL VISION, INC.
Date: August 15, 2005	/S/ CHARLES J. DRAKE
Charles J. Drake
Chairman of the Board and Chief Executive Officer

Date: August 15, 2005	/S/ MARK R. DOEDE
Mark R. Doede
President, Chief Operating Officer, and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e)

32.1	Certification of Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.