Form 10-Q
period 2005-09-30
INTEGRAL VISION INC
filed 2005-11-15
CIK 719152

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Quarterly period ended September 30, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from________ to_______.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification Number)

38700 Grand River Avenue, Farmington Hills, Michigan	48335
(Address of principal executive offices)	(Zip Code)

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
YES ☐   NO ☒

The number of shares outstanding of the registrant’s Common Stock, no par value, stated value $.20 per share, as of October 31, 2005 was 29,491,409.

INTEGRAL VISION, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)
	(in thousands)
ASSETS

CURRENT ASSETS
Cash	$3,255	$191
Accounts receivable	108	45
Inventories - Note A	501	401
Other current assets	42	43
TOTAL CURRENT ASSETS	3,906	680

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Production and engineering equipment	134	134
Furniture and fixtures	62	62
Vehicles	18	18
Computer equipment	165	135
	422	392
Less accumulated depreciation	(377)	(371)
	45	21
OTHER ASSETS
Capitalized computer software development costs, less accumulated amortization
of $905,000 ($817,000 in 2004) - Note A	63	151
Patents, less accumulated amortization of $501,000 ($457,000 in 2004) - Note A	33	20
	96	171
	$4,047	$872

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Balance Sheets – Continued

	2005	2004
	(Unaudited)
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Notes payable - Notes C & F	$—	$1,313
Accounts payable	113	221
Accrued compensation and related costs	289	283
Accrued state income taxes	—	95
Accrued interest - Note C	8	345
Other accrued liabilities	167	227
TOTAL CURRENT LIABILITIES	577	2,484

LONG-TERM DEBT, less current maturities and
O.I.D. - Note C	378	2,355

TOTAL LIABILITIES	955	4,839

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, without par value, stated value $.20 per share; 41,000,000 shares
authorized; 29,491,409 shares issued and outstanding (14,877,638 in 2004)	5,898	2,976
Additional paid-in capital	39,126	33,018
Accumulated deficit	(41,932)	(39,961)
Total Stockholders’ Equity (Deficit)	3,092	(3,967)
	$4,047	$872
See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations
	Three Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$14	$624
Costs of sales:
Direct costs of sales	39	505
Depreciation and amortization	31	58
Total costs of sales	70	563
Gross margin (Loss on sales)	(56)	61

Other costs and expenses:
Marketing	142	70
General and administrative	372	286
Engineering and development	234	250
Total other costs and expenses	748	606
Operating loss	(804)	(545)
Other income	31	41
Interest expense - Note C	(7)	(105)
Net loss	$(780)	$(609)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.04)

Weighted average number of shares of common stock and common stock equivalents, where applicable
	29,466	14,861

 See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Operations
	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net revenues	$545	$794
Costs of sales:
Direct costs of sales	307	651
Depreciation and amortization	101	181
Total costs of sales	408	832
Gross margin (Loss on sales)	137	(38)

Other costs and expenses:
Marketing	389	185
General and administrative	972	813
Engineering and development	686	690
Total other costs and expenses	2,047	1,688
Operating loss	(1,910)	(1,726)
Other income	74	74
Interest expense - Note C	(135)	(329)
Net loss	$(1,971)	$(1,981)

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.15)

Weighted average number of shares of common stock and common stock equivalents, where applicable
	22,860	12,950

 See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (Deficit)

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid- In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2005	14,877,638	$2,976	$—	$33,018	$(39,961)	$(3,967)

Net loss for the period					(1,971)	(1,971)
Warrants exercised	6,195,014	1,239		503		1,742
Class 3 notes converted	1,269,757	254		724		978
Shares issued	117,000	23	7,000	(718)		6,305
Shares converted	7,000,000	1,400	(7,000)	5,600		—
Common stock options exercised	32,000	6		(1)		5

Balance at September 30, 2005	29,491,409	$5,898	$—	$39,126	$(41,932)	$3,092

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(1,971)	$(1,981)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	19
Amortization	117	227
Changes in operating assets and liabilities:
Accounts receivable	(63)	(313)
Inventories	(100)	(468)
Prepaid and other	1	15
Accounts payable and other current liabilities	(79)	175
Net Cash Used In Operating Activities	(2,088)	(2,326)

Investing Activities
Purchase of property and equipment	(32)	(14)
Other	(27)	(1)
Net Cash Used In Investing Activities	(59)	(15)

Financing Activities
Issuance of preferred stock	6,235	—
Proceeds from exercise of warrants	1,865	—
Proceeds from sale of Class 2 Notes	435	575
Repayments of principal and interest on Class 1 Notes	(1,289)	—
Repayments of principal and interest on Class 2 Notes	(1,823)	(90)
Repayments of interest on Class 3 Notes	(106)	—
Repayments on short term notes	(111)	—
Issuance of restricted common stock	—	1,504
Proceeds from sale of Class 3 Notes	—	478
Repayments on long term notes	—	(137)
Proceeds from exercise of stock options	5	28
Net Cash Provided By Financing Activities	5,211	2,358
Increase (Decrease) in Cash	3,064	17
Cash at Beginning of Period	191	42
Cash at End of Period	$3,255	$59

Supplemental cash flows disclosure:
Interest Paid	$457	$83

See notes to consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2005
(Unaudited)

Note A - Summary of Significant Accounting Policies

Nature of Business

Integral Vision, Inc. (or the "Company") develops, manufactures, and markets inspection systems to ensure product quality in manufacturing environments primarily for the inspection of flat panel displays at the cell and module levels. The Company’s product offerings include LCI-Professional, SharpEye, ChromaSee, Lifetime Tester and IVSee. The Company's products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom (dissolved as of February 1, 2005). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in Integral Vision’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year's presentation.

Accounts Receivable

Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company maintains an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At September 30, 2005 and December 31, 2004, inventories consisted of the following (net of allowance of $428,000 at September 30, 2005 and $354,000 at December 31, 2004):

	September 30, 2005	December 31, 2004
	(Unaudited)
	(in thousands)
Raw materials	$341	$149
Work in process	18	183
Finished goods	142	69
	$501	$401

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For the nine months ended September 30, 2005, sales to two of the Company’s customers represented $516,000 of the Company’s total revenue of $545,000 for the period. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $45,000 for the nine months ended September 30, 2005 and $3,000 for the comparable 2004 period.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at September 30, 2005.

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

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, vesting generally occurs after one year and the expiration occurs ten years from the date of the grant. In June 2005, stock options for the purchase of 160,000 common shares were granted with an exercise price of $1.40 per share, which was the market price at the close of trading on the grant date. At September 30, 2005, there were options outstanding to purchase 1.1 million shares of common stock at prices ranging from $.10 to $6.25 per share.

Pro forma information regarding net loss and loss per share is required by FAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of FAS 123. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Dividend yield	0.0%	0.0%
Expected stock price volatility	1.256	1.330
Risk free interest rate	2.0%	2.0%
Expected life of options (years)	7.00	7.00

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(780)	$(609)	$(1,971)	$(1,981)

Add: Stock-based compensation expense
included in the determination of net loss
as reported, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	(51)	(73)	(198)	(128)

Pro forma net loss	$(831)	$(682)	$(2,169)	$(2,109)

Basic and diluted earnings per share:
Basic and diluted - as reported	$(0.03)	$(0.04)	$(0.09)	$(0.15)

Basic and diluted - pro forma	$(0.03)	$(0.05)	$(0.09)	$(0.16)

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

Under the related Registration Rights Agreement, the Company was obligated to file a registration statement to register the shares of common stock resulting from the conversion of the Series A Convertible Preferred Stock and exercise of the Common Stock Warrants. Certain holders representing 51% of the common stock of the Company prior to the transaction agreed to vote all their shares of common stock of the Company in favor of approval of an increase in the Company’s authorized shares of common stock such that the Company may reserve and issue the common stock resulting from the conversion of the Series A Convertible Preferred Stock and exercise of the Common Stock Warrants made part of the Securities Purchase Agreement. Some parties to the Voting Agreements also agreed that they will not sell, offer, pledge, contract to sell, grant any option for the sale of, transfer or otherwise dispose of any of the common stock of the Company beneficially owned by, or issuable, to them until the initial Registration Statement filed by the Company was first declared effective by the SEC. The Company filed a Registration Statement that was declared effective by the SEC on June 27, 2005. The Company filed an amendment to this Registration Statement that was declared effective by the SEC on August 18, 2005.

A summary of the Company’s outstanding warrants, convertible notes and options at September 30, 2005 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
		(number of shares in thousands)
Warrants	$1.60	3,500	4.53	3,500
Class 3 Notes	1.00	378	2.50	378
1995 Employee Stock Option Plan	1.21	375	4.76	375
1999 Employee Stock Option Plan	0.27	355	6.50	355
2004 Employee Stock Option Plan	1.40	384	9.15	224
	$1.42	4,992	4.89	4,832

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

Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS 154 “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements - an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not expect the provisions of the SFAS 154 will have a significant impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No.123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS123(R) in the reporting period starting January 1, 2006. Management expects that SFAS123(R) will not have a significant impact on the Company’s financial statements. At the present time, management has not yet determined which valuation method will be used.

The FASB has proposed amending SFAS 128, “Earning per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share,” and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be preformed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that the conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. Management does not expect the provisions of the amended SFAS 128 will have significant impact on the Company’s results of operations.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Provisions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be derecognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. Management is currently evaluating the impact this imposed Interpretation would have on the Company’s results of operations.

Note B - Sale of Welding Controls Division

The Company sold the assets of its Welding Controls division in 1999. The buyer assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the acquiring company fails to make the required payments, Integral Vision may be obligated for those amounts due. As of September 30, 2005, no notifications have been made that the Company is obligated for any payments not made and the final payment was due in October 2005.

Note C - Long-Term Debt and Other Financing Arrangements

A summary of the Company’s debt obligations is as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Long Term Debt:
Class 3 Notes	$378	$1,355
Face value Class 1 Notes	—	1,140
Less Original Issue Discount	—	(140)
Net Long Term Debt	$378	$2,355

Short Term Debt:
Class 2 Notes	$—	$1,207
Other Short Term Debt	—	106
Total Short Term Debt	$—	$1,313

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Note D - Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(unaudited)
		(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(780)	$(609)	$(1,971)	$(1,981)

*there was no effect of dilutive securities see below

Denominator for basic and diluted loss per share – weighted average shares	29,466	14,861	22,860	12,950

*there was no effect of dilutive securities see below

BASIC AND DILUTED LOSS PER SHARE:	$(0.03)	$(0.04)	$(0.09)	$(0.15)

Warrants and options outstanding were not included in the computation of diluted loss per share because the inclusion of these options would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note A.

Note E - Sale of Optical Disc Inspection Technology

On September 9, 2002, DaTARIUS Technologies Inc., a subsidiary of global test equipment manufacturer DaTARIUS Technologies GmbH, purchased Integral Vision's assets related to inspection systems for the optical disc industry, including the names "Automatic Inspection Systems" and "AID." The sale included Integral Vision’s optical disc scanner products as well as its range of print and identification code products used to inspect the printing stage of disc manufacture. The consideration the Company received for the technology consisted of a non-refundable $100,000 advanced minimum royalty payment in addition to future royalties. The Company received approximately $61,000 in royalties in 2004 and expects to receive additional royalties of approximately $30,000 in 2005. Additionally, the Company received $25,000 from the sale of equipment to DaTARIUS.

Note F - Related Party Transactions

Maxco, Inc., an 8% owner of the Company, provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for these services. The services for the six months ended March 31, 2005 were satisfied by the issuance of 42,000 shares of unregistered common stock in the Company. The amount charged to operations in the first quarter of 2005 for this compensation amounted to $37,000, which is based on the average closing price of the Company’s common stock over that period. Effective April 1, 2005, the Company began paying Maxco $8,750 per month for each month such services are rendered.

Note G - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Note H - Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in the current and prior year nine month periods of $2.0 million in each of those periods. Further, during the years ended December 31, 2004, 2003, and 2002, the Company incurred losses from continuing operations of $2.4 million, $1.9 million, $2.2 million, respectively.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. As a result of the sale of $7.0 million of preferred stock in the second quarter as indicated in Note A, the Company has sufficient remaining cash to fund current operations for approximately nine months based on the present sales levels. However, the Company’s continuation as a going concern is dependent upon achieving the necessary sales to attain profitability.

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Note I - Off Balance Sheet Risk

A claim has been made against the Company citing unpaid royalties totaling $107,000. Management is still researching the claim but does not believe that the Company will ultimately be found to be liable to the claimant.

Note J - Subsequent Event

On October 19, 2005, the Company entered into a lease agreement with Pocono Development Company LLC to lease a light industrial building containing approximately 14,158 square feet at 49113 Wixom Tech Drive, Wixom, Michigan. The lease shall commence on the date the building shall be available (approximately on or before January 1, 2006) and shall continue until the first day of the month following the date of availability of the building, plus a period of five years after the first day of such month. Beginning on the Commencement Date and continuing on the first day of each month the Company will make the following rental payments:

Months	$ per Month	$ per Lease Year
1-12	$8,258.83	$99,106.00
13-24	$8,341.42	$100,097.06
25-36	$8,424.84	$101,098.03
37-48	$8,509.08	$102,109.01
49-60	$8,594.18	$103,130.10

The lease is a “triple net” lease pursuant to which the Company pays all expenses of the property except principal and interest payments on the debt of the property. The lease contains customary representations and warranties and affirmative and negative covenants.

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

Overview

Integral Vision, Inc. (or the "Company") develops, manufactures, and markets inspection systems to ensure product quality in manufacturing environments primarily forthe inspection of flat panel displays at the cell and module levels. The Company’s product offerings include LCI-Professional, SharpEye, ChromaSee, Lifetime Tester, and IVSee. The Company's products are generally sold as capital goods. Depending on the application, machine vision systems have an indefinite life. Machine vision applications are more likely to require replacement due to possible technological obsolescence rather than physical wear.

LCI Professional - Integral Vision’s LCI-Professional product is used for inspection of LCD Displays as components or final assemblies. Applications include cell phones, car radios, pagers, electronic organizers and hand-held video games. Integral Vision’s display inspection systems are designed to detect two classes of defects: cosmetic and functional. Cosmetic defects do not affect the functionality of the display, but they cause user annoyance and reduce product value. Functional defects are flaws that cause the device to be inoperable or have a significant effect on functionality.

SharpEye - Integral Vision’s SharpEye product provides small Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, Poly OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

ChromaSee - Integral Vision’s ChromaSee product, which was introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View” representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

Lifetime Tester - Integral Vision’s Lifetime Tester product, which was introduced in 2003, evaluates changes in display luminance, color and other performance characteristics over time. The Lifetime Tester facilitates the process of comparing different display manufacturing processes and formulas by evaluating large numbers of samples side by side to determine their life characteristics. This allows design and process engineers to efficiently evaluate the effectiveness of proposed design and process changes off line prior to implementation.

IVSee - Integral Vision’s IVSee, introduced in 2005, provides FPD inspection for applications which still require manual handling. IVSee is designed for the detection of functional and cosmetic defects in LCOS, OLED, DMD, EL, HTPS, LTPS, LCD and other emerging display technologies. IVSee is configured to be integrated into existing manual inspection stations allowing them to receive the benefits of computer aided optical inspection without the need to modify the manufacturing process to automate handling of the display. The operator’s interface provides essential views of results, images, and statistics for production floor personnel.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Net revenues decreased $610,000 to $14,000 in the third quarter of 2005 from $624,000 in the third quarter of 2004. The decrease in net revenue was primarily attributable to reduced microdisplay revenue of $562,000 from the prior period.

Costs of sales decreased $493,000 to $70,000 (500% of sales) in the third quarter of 2005 compared to $563,000 (90.2% of sales) in the third quarter of 2004. This was primarily due to decreased material purchases and other costs due to lower sales in the third quarter.

Marketing costs increased $72,000 (103%) to $142,000 in the third quarter of 2005 from $70,000 in the third quarter of 2004, primarily due to increased staffing and marketing activity.

General and administrative costs increased $86,000 (30%) to $372,000 in the third quarter of 2005 compared to $286,000 in the third quarter of 2004. Legal, stockholder relations, and audit costs increased $52,000 in 2005. Consulting fees increased $26,000 primarily as a result of payments made to Maxco, Inc. for providing consulting services to the Company.

Engineering and development expenditures decreased $16,000 (6%) to $234,000 in the third quarter of 2005 compared to $250,000 in the third quarter of 2004. This is mainly due to increased engineering work done in the third quarter of 2004 in anticipation of increased sales.

Other income was comparable to the prior year three month period.

Interest expense decreased $98,000 to $7,000 in the third quarter of 2005 compared to $105,000 in the third quarter of 2004. The decrease is attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net revenues decreased $249,000 (31%) to $545,000 in 2005 from $794,000 in 2004. The decrease in net revenue was partially attributable to a decrease of $128,000 in microdisplay revenue. Additionally, the first quarter of 2004 included $113,000 of revenue from packaging applications; there were no such sales in 2005.

Costs of sales decreased $424,000 (51%) to $408,000 (75% of sales) in 2005 compared to $832,000 (105% of sales) in 2004. This was primarily due to decreased material purchases and other costs due to lower sales in 2005.

Marketing costs increased $204,000 (110%) to $389,000 in 2005 compared to $185,000 in 2004, primarily due to additional staffing and increased marketing activity.

General and administrative costs increased $159,000 (20%) to $972,000 in 2005 compared to $813,000 in 2004. Consulting fees increased $89,000 primarily as a result of payments made to Maxco, Inc. for providing consulting services to the Company. The remainder of the increase in 2005 compared to 2004 was mainly attributable to an increase in employee related costs.

Engineering and development expenditures were comparable to the prior year nine month period.

Other income was comparable to the prior year nine month period.

Interest expense decreased $194,000 to $135,000 in 2005 compared to $329,000 in 2004. The decrease is attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2005 used cash of approximately $2.1 million primarily due to the Company’s loss from operations. Changes in working capital used cash of $241,000.

The Company investing activities included primarily the purchase of approximately $32,000 of equipment in 2005 and $27,000 for patents.

The Company’s financing activities included net proceeds of $6.2 million from the issuance of preferred stock. Additionally, $1.9 million was received as a result of Class 1 and Class 2 warrants that were exercised. The Company received $435,000 from the sale of Class 2 Notes. The Company made payments of approximately $1.3 million and $1.8 million on its Class 1 and Class 2 Notes, respectively. The Company paid $106,000 of interest on Class 3 Notes. The Company made payments of approximately $111,000 on other long term notes. The Company also received $5,000 from the exercise of employee stock options.

As a result of the sale of $7.0 million of preferred stock in the second quarter as indicated in Note A, the Company has sufficient remaining cash to fund current operations for approximately nine months based on the present sales levels. However, the Company’s continuation as a going concern is dependent upon achieving the necessary sales to attain profitability.

For further discussion regarding the Company’s obligations, see Note A—Summary of Significant Accounting Policies—Stock Options and Warrants.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2005, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Consolidated Financial Statements included in this Quarterly Form 10-Q.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at September 30, 2005.

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

In management's opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At September 30, 2005, the Company had no open positions and had no sales denominated in a foreign currency.

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

In June 2004, we sold $1,504,260 in aggregate principal amount of our shares to a limited number of investors in private transactions. At the request of the shareholders, we agreed to register up to 100% of the June 2004 shares for resale by the selling shareholders. As of the date of this 10-Q, there are 1,223,000 common shares representing all of the shares issued in June 2004. The registration of this stock was declared effective by the SEC on June 27, 2005.

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

INTEGRAL VISION, INC.

Date: November 14, 2005	By:	/S/ CHARLES J. DRAKE
Charles J. Drake
Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	By:	/S/ MARK R. DOEDE
Mark R. Doede
President, Chief Operating Officer, and Chief Financial Officer