Form 10-K
period 2005-12-31
INTEGRAL VISION INC
filed 2006-04-03
CIK 719152

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2005.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to .

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(248) 471-2660

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value, Stated Value $.20 Per Share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, $1.00 par value per share, held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,486,010 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director and each person who owns 5% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. At March 15, 2006, there were 29,491,409 outstanding shares of the Registrant's common stock.

Documents Incorporated By Reference

Portions of the annual proxy statement for the year ended December 31, 2005 are incorporated by reference into Part III.

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

Part I

ITEM 1. Business

General

Integral Vision, Inc. (or the "Company") develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company primarily inspects Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Integral Vision’s customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of the Company’s sales originate in the United States, Asia, or Europe. The Company's products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

Overview

The Company is a supplier of flat panel inspection systems used to ensure product quality during the manufacturing process. The Company’s products primarily use machine vision to evaluate functional displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application. Machine vision has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. The Company’s inspection systems automatically inspect parts at a lower cycle time and with greater repeatability than is possible with human inspectors.

The Company has several large companies as customers. These companies are working with new microdisplay technologies. Integral Vision’s success will be substantially dependant on these large companies getting their emerging display technologies into high volume production

Products

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

SharpEye - Integral Vision’s SharpEye product provides Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

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

IVSee - Integral Vision’s IVSee, introduced in 2005, provides FPD inspection for applications which still require manual handling. IVSee is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies. IVSee is configured to be integrated into existing manual inspection stations allowing them to receive the benefits of computer aided optical inspection without the need to modify the manufacturing process to automate handling of the display. The operator’s interface provides essential views of results, images, and statistics for production floor personnel.

Production and Suppliers

The Company's production process consists principally of assembling standard electrical, electronic and optical components and hardware subassemblies purchased from suppliers into finished products. The Company generally does not rely on a single source for parts and subassemblies, although certain components and subassemblies included in the Company's products may only be obtained from a limited number of suppliers. Management believes alternative sources or designs could be developed for any of the components used in its products thereby mitigating any exposure to product interruption from shortages of parts or limited suppliers.

Intellectual Property

Management believes that the technology incorporated in its products gives it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. The Company presently has 14 U.S. patents. There can be no assurance that the Company will have the resources to defend its patents or that patents the Company holds will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Marketing

The Company generally markets its vision products to end users, but the Company has had success integrating its products with OEM’s in certain circumstances. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), and in Europe and Asia (through sales representatives).

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. The Company’s net engineering and development costs amounted to $960,000, $909,000, and $663,000 in 2005, 2004, and 2003, respectively. The Company’s current product development efforts are primarily directed to Flat Panel Display Inspection products.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Competition

Competition for machine vision based microdisplay and small flat panel display inspection comes primarily from Westar Display Technologies, Inc

Export Sales

Sales outside of the United States accounted for 5%, 84% and 13% of the Company's net sales in 2005, 2004 and 2003, respectively. Management expects that such sales will continue to represent a significant percentage of its net sales. Most of the Company's export billings are denominated in US dollars. On occasion other export billings are denominated in the currency of the customer's country.

See Note I to Notes to the Consolidated Financial Statements Part II - ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a limited number of customers in excess of 10% of total consolidated net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2005, sales to Hewlett Packard and Texas Instruments represented 21% and 71% of consolidated net sales, respectively. Approximately $75,000 was due from one of these customers at December 31, 2005. For 2004, sales to Philips represented 80% of consolidated net sales. There were no amounts due from this customer at December 31, 2004. For 2003, sales to Intel Corporation, Owens Brockway and Toyo Corporation represented 63%, 14%, and 11% of consolidated net sales, respectively. There were no amounts due from these customers at December 31, 2003.

Backlog

As of December 31, 2005, the Company had an order backlog of approximately $367,000 compared to $518,000 at December 31, 2004. Management expects that the Company will ship products representing this entire backlog in 2006.

Employees

As of February 28, 2006, the Company had 21 permanent employees, compared to 16 at February 28, 2005 and 12 at February 28, 2004. None of the Company's employees are represented by a labor union.

ITEM 2. Properties

On October 19, 2005, the Company entered into a lease agreement to lease a light industrial building containing approximately 14,000 square feet at 49113 Wixom Tech Drive, Wixom, Michigan. The five year lease commenced on January 1, 2006. Manufacturing, engineering and administrative functions of Integral Vision are performed at this location.

ITEM 3. Legal Proceedings

The Company is not currently involved in any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol INVI. As of March 15, 2005, there were approximately 2,500 stockholders of the Company including individual participants in security position listings.

Information on the current quotes on the stock, which will continue to use the ticker symbol INVI, are available at the OTCBB's website, www.otcbb.com and most financial information portals, such as that provided at http://finance.yahoo.com or http://quote.bloomberg.com. Integral Vision will continue to provide information through filings with the Securities and Exchange Commission (SEC) as required for continued listing on the OTCBB. These filings can be found at the SEC's website at www.sec.gov.

The table below shows the high and low sales prices for the Company's common stock for each quarter in the past two years. The closing sales price for the Company's common stock on March 15, 2006 was $1.76 per share.

	2004				2005
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31

High	$2.45	$2.55	$2.00	$2.54	$2.43	$2.06	$2.10	$2.00
Low	0.34	1.45	0.83	1.01	1.30	1.16	1.32	1.35

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

ITEM 6. Summary of Selected Financial Data

	Year ended December 31
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Net revenues	$686	$1,542	$641	$1,579	$2,633
Gross margin	68	212	37	402	(2,763	)(a)
Net loss	(2,679)	(2,459)	(1,937)	(2,203)	(8,135)
Basic and diluted loss per share	(0.11)	(0.18)	(0.21)	(0.23)	(0.89)
Weighted average shares outstanding	24,531	13,435	9,430	9,430	9,198

	At December 31
	2005	2004	2003	2002	2001
	(in thousands)
Working capital (deficit)	$2,577	$(1,804)	$(2,892)	$(2,006)	$(1,472)
Total assets	3,227	872	667	1,308	1,964
Long-term debt,
net of current portion and OID	378	2,355	1,425	962	337
Stockholders' equity (deficit)	2,384	(3,967)	(3,922)	(2,303)	(672)

(a)
In 2001, Management made a change in estimate that resulted in a $1.9 million charge to direct costs of sales to write down inventory and capitalized software to estimated net realizable values. The amount of the charge applicable to inventory was $540,000 with the remaining $1.3 million applicable to capitalized software.

The above selected financial data should be read in conjunction with Consolidated Financial Statements, including the notes thereto (Part II - ITEM 8) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Part II - ITEM 7). The Company has never paid a dividend and does not anticipate doing so in the foreseeable future. The Company expects to retain earnings, if any, to finance the expansion and development of its business.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integral Vision, Inc. (or the "Company") develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company's revenues are primarily derived from the sale of flat panel display inspection equipment. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: The ability of the company to obtain volume orders from its larger customers; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company’s markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company’s results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements represent the Company’s best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations

The following table sets forth for the years indicated certain items from the Company's Statements of Operations as a percentage of net revenues. The impact of inflation for the periods presented was not significant.

	Year ended December 31
	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Direct cost of sales (a)	90.1	86.3	94.2
Gross margin	9.9	13.7	5.8
Other costs and expenses:
Marketing	77.1	16.9	34.8
General and administrative	182.4	77.5	125.1
Engineering and development	139.9	58.9	103.4
Total other costs and expenses	399.4	153.3	263.3
Loss from operations	(389.5)	(139.6)	(257.5)
Loss on sales of assets	-	-	(1.1)
Other income	8.5	8.4	13.6
Interest income	11.4	-	-
Interest expense	(20.8)	(28.3)	(57.7)
Foreign currency translation gain (loss)	(0.1)	0.1	0.3
Loss from operations before income taxes	(390.5)	(159.4)	(302.4)
Benefit for income taxes	-	-	-
Net loss	(390.5)%	(159.4)%	(302.4)%

(a)	Direct cost of sales includes capitalized software amortization as a percentage of sales of 19.0%, 11.1%, and 30.2% in 2005, 2004 and 2003, respectively.

Year Ended December 31, 2005, compared to the year ended December 31, 2004

Net revenues decreased $856,000 (55.5%) to $686,000 in 2005 from $1.5 million in 2004. Net revenue is reported net of sales commission expense of approximately $10,000 in 2005 compared to $19,000 in 2004. The decrease was primarily due to decreased sales of the Company’s flat panel display inspection product. Sales from the flat panel display inspection product line accounted for approximately $666,000 and $1.4 million of the Company’s net revenue in 2005 and 2004, respectively. The Company’s revenue from other applications was approximately $152,000 in 2004. There was no such revenue in 2005. The Company’s revenue from software was approximately $16,000 and $33,000 in 2005 and 2004, respectively. The Company’s revenue from service activities was approximately $4,000 in 2005. There was no such revenue in 2004.

Direct costs of sales decreased $497,000 (44.6%) to $618,000 (approximately 90.1% of sales) in 2005 from $1.3 million (approximately 86.3% of sales) in 2004. This was primarily attributable to the lower sales volume.

Marketing costs increased 102.7%, or $268,000, to $529,000 in 2005 compared to $261,000 in 2004. This increase is primarily attributable to additional staffing due to an anticipated increase in sales activity. Employee related costs in the marketing division were $203,000 higher in 2005 compared to 2004 levels. Advertising costs were $59,000 higher in 2005 compared to 2004 levels.

General and administrative costs increased 4.7%, or $56,000, to $1.3 million in 2005 compared to $1.2 million in 2004. Legal fees in the general and administrative division were $95,000 lower in 2005 compared to 2004 levels. Consulting fees increased $73,000 primarily as a result of payments made to Maxco, Inc. for providing consulting services to the Company. Prior to the fourth quarter of 2004, Maxco did not charge for the providing of these services. Employee related costs in the general and administrative division were $57,000 higher in 2005 compared to 2004 levels. Equipment costs were $20,000 higher in 2005 compared to 2004.

Engineering and development expenditures increased 5.6%, or $51,000, to $960,000 in 2005 compared to $909,000 in 2004. Employee related costs in the engineering and development division were $160,000 higher in 2005 compared to 2004 levels. This increase is primarily attributable to additional staffing due to an anticipated increase in sales activity. Other expenses were down $78,000. Outside services were $25,000 lower in 2005 compared to 2004 levels.

Other income was $59,000 and $129,000 in 2005 and 2004, respectively. The Company received approximately $17,000 in royalties in 2005 compared to $61,000 in 2004.

Interest expense decreased $293,000 to $143,000 in 2005 compared to $436,000 in 2004. The decrease is primarily attributable to the repayment of or settlement by conversion into common stock, of Class 1, Class 2, and Class 3 Notes that occurred in the second quarter of 2005 (see Note C to consolidated financial statements).

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

Quarterly Information

The following table sets forth Consolidated Statements of Operations data for each of the eight quarters in the two-year period ended December 31, 2005. The unaudited quarterly information has been prepared on the same basis as the annual information and, in management's opinion, includes all adjustments necessary for a fair presentation of the information for the quarters presented.

	Quarter Ended
	2005				2004
	Dec 31	Sep 30	Jun 30	Mar 31	Dec 31	Sep 30	Jun 30	Mar 31
	(in thousands except per share data)
Net revenues	$141	$14	$8	$523	$748	$624	$77	$93
Gross margin	(69)	(56)	(72)	265	190	121	(70)	(29)
Net loss	(708)	(780)	(737)	(454)	(505)	(549)	(776)	(629)

Basic and diluted loss
per share:
Net loss*	$(0.02)	$(0.03)	$(0.03)	$(0.03)	$(0.03)	$(0.04)	$(0.06)	$(0.04)

* The sum of the quarterly net loss per share amounts may not equal the annual amounts reported. Net loss per share is computed independently for each quarter and the full year and is based on the respective weighted average common shares outstanding.

See MD&A for additional discussion

Seasonality and Quarterly Fluctuations

The Company's revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. The Company's reliance on large orders has contributed to the variability of the Company's operating results.

Liquidity and Capital Resources

Operating activities for 2005 used cash of approximately $2.8 million primarily due to the Company’s loss from operations. Changes in working capital used cash of $245,000, which was primarily due to a decrease in accounts payable of $193,000.

The Company’s investing activities included primarily the purchase of approximately $104,000 of equipment in 2005 and $31,000 for legal and patent office fees for new patent applications.

The Company’s financing activities included net proceeds of $6.2 million from the issuance of Series A convertible preferred stock. Additionally, $1.9 million was received as a result of Class 1 and Class 2 warrants that were exercised. The Company received $435,000 from the issuance of Class 2 Notes. The Company made payments of approximately $1.3 million and $1.8 million on its Class 1 and Class 2 Notes, respectively. The Company paid $106,000 of interest on Class 3 Notes. The Company made payments of approximately $111,000 on other long term notes. The Company also received $5,000 from the exercise of employee stock options.

On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. Each share of the Series A Convertible Preferred Stock was converted into 1,000 shares of unregistered common stock upon the approval of an increase in the Company’s authorized shares of common stock at a meeting of the stockholders on May 26, 2005. The Common Stock Warrants for the purchase of up to 3.5 million shares of common stock are exercisable at $1.60 per share for a period of five years. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, and for working capital. The Company has repaid all of the outstanding principal and interest on the Class 1 and Class 2 Notes. The note holders then exercised their warrants attached to the notes for which the exercise price of the warrant was $1.00 or less. This resulted in the issuance of 6,195,014 shares of restricted common stock. The Class 3 note holders converted their notes for which the conversion price was $1.00 or less, resulting in the issuance of 1,269,757 shares of restricted common stock. The outstanding interest on the Class 3 notes was paid. Additionally, the Company has repaid other obligations totaling approximately $190,000.

The following table outlines the source and (use) of proceeds from the sale (in thousands):

Sale of Series A Convertible Preferred Stock	$7,000
Class 1 and Class 2 warrants exercised	1,865
Class 1 Notes paid (principal and interest)	(1,289)
Class 2 Notes paid (principal and interest)	(1,823)
Class 3 accrued interest paid	(106)
Note and accrued interest due Maxco, Inc.	(111)
Michigan Single Business Tax liability	(78)
Fees to raise capital	(637)
Legal and other fees	(100)
Remaining net cash proceeds	$4,721

The Company expects to use a portion of the proceeds to fund its growth plan and to better secure and deliver large orders, as well as offer units for demonstration and marketing purposes with larger Microdisplay and LCD OEMs which will increase expenditures beyond current levels.
The Company has sufficient remaining cash along with present sales levels to fund current operations through the first quarter of 2007. However, the Company’s continuation as a going concern is ultimately dependent upon achieving the necessary sales to attain profitability. The Company has several large companies as customers. These companies are working with new microdisplay technologies. Integral Vision’s success will be partly dependant on these large companies getting their emerging display technologies into high volume production and placing sales orders with the Company for inspection products to support that production.

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting January 1, 2006. While management expects that SFAS 123(R) will not have a significant impact on the Company’s financial statements, management has not completed its evaluation.

Management’s Discussion of Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2005, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note A of the Notes to Consolidated Financial Statements included in Item 8 of this report.

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2005.

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

While sales are generally denominated in US dollars, from time to time the Company may denominate sales in the following additional currencies:

❖  Pound Sterling
❖  Euros
❖  Yen

In management's opinion, as the currencies of Western Europe and the UK are generally stable, there is no significant exposure to losses due to currency fluctuations. However, because the Yen has not been stable over the past several years, the Company does enter into forward sales contracts equal to the future amount of Yen to be received at the time the order is accepted. These hedging transactions are on an order by order basis and at no time are they speculative in nature. At December 31, 2005, the Company had no open positions and had no sales denominated in a foreign currency.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved by the Company’s Audit Committee to be performed by Rehmann Robson, the Company’s independent registered public accounting firm. Non-audit services are defined as services other than those provided in connection with an audit or a review of the financial statements of the Company. In the period covered by this filing, the Audit Committee approved the following non-audit services currently being rendered to the Company by Rehmann Robson, or to be rendered to the Company by Rehmann Robson:

•	preparation of income tax returns, and tax advice in preparing for and in connection therewith;

•	review of 2005 preferred stock offering document and related assistance with correspondence to SEC;

•	review of quarterly financial statements.

ITEM 9A. Controls and Procedures

Controls and Procedures

a)    Evaluation of disclosure controls and procedures
The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)    Changes in internal controls
There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. Other Information

None

Part III

ITEM 10. Directors and Executive Officers of the Registrant

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2005.

ITEM 11. Executive Compensation

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2005.

ITEM 13. Certain Relationships and Related Transactions

Maxco, Inc., an 8% owner of the Company, provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for these services. Prior to October 1, 2004, no charges were made by Maxco for the services to Integral Vision. The services for the six months ended March 31, 2005 were satisfied by the issuance of 42,000 shares of unregistered common stock in the Company. The amount charged to operations in the first quarter of 2005 for these services amounted to $37,000, which is based on the average closing price of the Company’s common stock over that period. Effective April 1, 2005 and through November 30, 2005, the Company began paying Maxco $8,750 per month for each month such services were rendered. The amount charged to operations in 2005 for such administrative services amounted to $70,000. The dependence on Maxco’s services has decreased and therefore beginning December 1, 2005, the Company began compensating Maxco on an hourly basis.

Additional Item 13 information is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2005.

ITEM 14. Principal Accountant Fees and Services

Item 13 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2005.

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

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

Exhibit Number	Description of Document
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

10.11	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).
21	Subsidiary of the registrant.
23.1	Consent of Rehmann Robson, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
(b)	Exhibits - The response to this portion of ITEM 15 is submitted as a separate section of this report.
(c)	Financial statement schedules - The response to this portion of ITEM 15 is submitted as a separate section of this report.

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

INTEGRAL VISION, INC.

Date: March 31, 2006	By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: March 31, 2006	By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

/S/ VINCENT SHUNKSY	Treasurer and Director
Vincent Shunsky

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

/S/ SAMUEL O. MALLORY	Director
Samuel O. Mallory

Annual Report on Form 10K

ITEM 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedules

Certain Exhibits

Financial Statement Schedules

Years Ended December 31, 2005, 2004, and 2003

INTEGRAL VISION, INC.

Wixom, Michigan

Form 10-K - ITEM 15(a)(1) and (2)
Integral Vision, Inc. and Subsidiary

List of Financial Statements and Financial Statement Schedules

(a) (1)	The following consolidated financial statements of Integral Vision, Inc. and subsidiary are included in ITEM 8:

Report of Rehmann Robson, Independent Registered Public Accounting Firm
Consolidated Balance Sheets-December 31, 2005 and 2004
Consolidated Statements of Operations-Years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders' Equity (Deficit) -Years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows-Years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2)	The following Consolidated Financial Statement schedule of Integral Vision, Inc. and subsidiary is submitted herewith:

Schedule II Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying consolidated balance sheets of Integral Vision, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also include the financial statement schedule for each of the three years in the period ended December 31, 2005, as listed in the accompanying index at item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Integral Vision, Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the three years in the period ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and the schedule have been prepared assuming the Company will continue as a going concern. As described in Note M to the consolidated financial statements, the Company is sustaining recurring losses from operations and is having difficulties in achieving the necessary sales to attain profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note M. The consolidated financial statements and the financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rehmann Robson
Troy, Michigan
March 17, 2006

Consolidated Balance Sheets
Integral Vision, Inc. and Subsidiary

	December 31
	2005	2004
	(in thousands)
Assets
Current assets
Cash	$2,501	$191
Accounts receivable, less allowance of $0 ($2,000 in 2004)	77	45
Inventories	362	401
Other current assets	102	43
Total current assets	3,042	680

Property and equipment
Leasehold improvements	43	43
Building improvements	2	-
Production and engineering equipment	187	134
Furniture and fixtures	80	62
Vehicles	18	18
Computer equipment	166	135
	496	392
Less accumulated depreciation	382	371
Net property and equipment	114	21

Other assets
Capitalized computer software development costs, less accumulated amortization
of $930,000 ($7,666,000 in 2004)	38	151
Patents, less accumulated amortization of $506,000 ($457,000 in 2004)	33	20
	71	171
	$3,227	$872

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Notes payable	$-	$1,313
Accounts payable	48	221
Accrued compensation and related costs	294	283
Accrued state income taxes	-	95
Accrued interest	15	345
Other accrued liabilities	108	227
Total current liabilities	465	2,484

Long-term debt, less original issue discount -	378	2,355
Total liabilities	843	4,839

Stockholders' equity (deficit)
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 41,000,000 shares authorized; 29,491,409 shares issued and outstanding (14,877,638 in 2004)	5,898	2,976
Additional paid-in capital	39,126	33,018
Accumulated deficit	(42,640)	(39,961)
Total stockholders' equity (deficit)	2,384	(3,967)
	$3,227	$872

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
Integral Vision, Inc. and Subsidiary

	Year ended December 31
	2005	2004	2003
	(in thousands, except per share data)
Net revenues	$686	$1,542	$641
Costs of revenues:
Direct costs of revenues	488	1,115	341
Depreciation and amortization	130	215	263
Total costs of revenues	618	1,330	604
Gross margin	68	212	37
Other costs and expenses:
Marketing	529	261	223
General and administrative	1,251	1,195	802
Engineering and development	960	909	663
Total other costs and expenses	2,740	2,365	1,688

Operating loss	(2,672)	(2,153)	(1,651)
Loss on sale of assets	-	-	(7)
Other income	59	129	89
Interest income	78	-	-
Interest expense	(143)	(436)	(370)
Foreign currency translation (loss) gain	(1)	1	2
Loss from operations before income taxes	(2,679)	(2,459)	(1,937)
Benefit for income taxes	-	-	-
Net loss	$(2,679)	$(2,459)	$(1,937)

Basic and diluted loss per share:
Net loss	$(0.11)	$(0.18)	$(0.21)
Weighted average number of shares of common stock and common stock equivalents outstanding	24,531	13,435	9,430

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders' Equity (Deficit)
Integral Vision, Inc. and Subsidiary

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2003	9,429,901	$1,886	$-	$31,376	$(35,565)	$(2,303)
Net loss for the year					(1,937)	(1,937)
Issuance of warrants				318		318
Balances at December 31, 2003	9,429,901	1,886	-	31,694	(37,502)	(3,922)
Net loss for the year					(2,459)	(2,459)
Warrants exercised and notes converted into shares of common stock	4,000,737	800		82		882
Stock options exercised	224,000	45		(17)		28
Restricted shares issued	1,223,000	245		1,259		1,504
Balances at December 31, 2004	14,877,638	$2,976	$-	$33,018	$(39,961)	$(3,967)
Net loss for the year					(2,679)	(2,679)
Warrants exercised	6,195,014	1,239		503		1,742
Class 3 notes converted into shares of common stock	1,269,757	254		724		978
Shares issued	117,000	23	7,000	(718)		6,305
Series A Preferred Stock converted into shares of common stock	7,000,000	1,400	(7,000)	5,600		-
Common stock options exercised	32,000	6		(1)		5
Balances at December 31, 2005	29,491,409	$5,898	$-	$39,126	$(42,640)	$2,384

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
Integral Vision, Inc. and Subsidiary

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Operating Activities
Net loss	$(2,679)	$(2,459)	$(1,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	21	32
Amortization	147	276	333
Net loss on disposal of assets	-	-	7
Changes in operating assets and liabilities:
Accounts receivable	(32)	(31)	139
Inventories	39	(233)	160
Other current assets	(59)	5	33
Accounts payable and other current liabilities	(193)	229	(292)
Net cash used in operating activities	(2,766)	(2,192)	(1,525)

Investing Activities
Purchase of property and equipment	(104)	(15)	(7)
Other	(31)	(2)	(4)
Net cash used in investing activities	(135)	(17)	(11)

Financing Activities
Issuance of preferred stock	6,235	-	-
Proceeds from exercise of warrants	1,865	-	-
Proceeds from sale of Class 2 Notes	435	775	920
Repayments on Class 1 Notes	(1,289)	-	-
Repayments on Class 2 Notes	(1,823)	(290)	(254)
Repayments on Class 3 Notes	(106)	-	-
Repayments on short term notes	(111)	-	(70)
Proceeds from sale of Class 3 Notes	-	478	-
Repayments on long term notes	-	(137)	-
Issuance of restricted common stock	-	1,504	-
Proceeds from sales of debentures, net of discount	-	-	583
Proceeds from sales of warrants in connection with Class 1 Notes	-	-	318
Proceeds from exercise of stock options	5	28	-
Net cash provided by financing activities	5,211	2,358	1,497
Increase (decrease) in cash	2,310	149	(39)
Cash at beginning of year	191	42	81
Cash at end of year	$2,501	$191	$42

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
Integral Vision, Inc. and Subsidiary

Note A - Significant Accounting Policies

Nature of Business

Integral Vision, Inc. (or the "Company") develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company primarily inspects Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Integral Vision’s customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of the Company’s sales originate in the United States, Asia, or Europe. The Company's products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom (dissolved as of February 1, 2005). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Translation of Foreign Currencies

The consolidated financial statements of Integral Vision LTD were translated into United States dollar equivalents at exchange rates as follows: balance sheet accounts at year-end rates; income statement accounts at average exchange rates for the year. Transaction gains and losses are reflected in operating results and are not significant.

Accounts Receivable

Trade accounts receivable primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company maintains an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2005, sales to two customers represented 21% and 71% of consolidated net sales, respectively. Approximately $75,000 was due from one of these customers at December 31, 2005. For 2004, sales to one customer represented 80% of consolidated net sales. There were no amounts due from this customer at December 31, 2004. For 2003, sales to three certain customers represented 63%, 14%, and 11% of consolidated net sales, respectively.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, inventories consisted of the following amounts (net of obsolescence reserves of $97,000 in 2005 and $354,000 in 2004):

	2005	2004
	(in thousands)
Raw materials	$251	$149
Work in process	55	183
Finished goods	56	69
	$362	$401

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

No software development costs have been capitalized in the periods presented. Amortization of the costs capitalized prior to 2003 amounted to $113,000, $172,000, and $193,000 in 2005, 2004, and 2003, respectively. These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation. The software amortized over the period is the Company’s microdisplay inspection software toolbox including vision processing algorithms and the Company’s patented sequence development and execution software. These software components are used in the products sold by the Company. Fully amortized software development costs of $6.9 million were written off in 2005.

Patents

Total patent costs incurred and capitalized by the Company were $30,000, $4,000, and $2,000 in 2005, 2004 and 2003, respectively. Patents are stated at cost less accumulated amortization. Amortization of the patents amounted to $18,000, $30,000, and $46,000 in 2005, 2004, and 2003, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For 2005, sales to two of the Company’s customers represented 92% of the Company’s total net revenue. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $56,000, $0, and $13,000 in 2005, 2004, and 2003, respectively.

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

Common Stock Options

The Company continues to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995 under the fair value method of SFAS 123 (see Note H below).

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year's presentation.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2005.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting January 1, 2006. While management expects that SFAS 123(R) will not have a significant impact on the Company’s financial statements, management has not completed its evaluation.

Note B - Sale of Welding Controls Division

The Company sold the assets of its Welding Controls division in 1999. The buyer assumed a liability to Square D in the amount of $1.8 million in accordance with the purchase agreement. This liability resulted from the settlement of patent litigation in 1994. The settlement required payments of $300,000 per year for ten years. In the event the buyer fails to make the required payments, Integral Vision may be obligated for those amounts due. As of December 31, 2005, no notifications have been made that the Company is obligated for any payments not made and management believes this obligation has been satisfied.

Note C - Long-Term Debt and Other Financing Arrangements

On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. Each share of the Series A Convertible Preferred Stock was converted into 1,000 shares of unregistered common stock upon the approval of an increase in the Company’s authorized shares of common stock at a meeting of the stockholders on May 26, 2005. The Common Stock Warrants for the purchase of up to 3.5 million shares of common stock are exercisable at $1.60 per share for a period of five years. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, and for working capital. The Company has repaid all of the outstanding principal and interest on the Class 1 and Class 2 Notes. The note holders then exercised their warrants attached to the notes for which the exercise price of the warrant was $1.00 or less. This resulted in the issuance of 6,195,014 shares of restricted common stock. The Class 3 note holders converted their notes for which the conversion price was $1.00 or less, resulting in the issuance of 1,269,757 shares of restricted common stock. The outstanding interest on the Class 3 notes was paid. Additionally, the Company has repaid other obligations totaling approximately $190,000.

Long term debt remaining at December 31, 2005 consists of $378,000 of convertible Class 3 Notes at a conversion price of $1.00. Interest on these Notes is paid semi-annually at a stated rate of 8.0%. The Class 3 Notes mature in April 2008.

The following table outlines the source and (use) of proceeds from the sale (in thousands):

Sale of Series A Convertible Preferred Stock	$7,000
Class 1 and Class 2 warrants exercised	1,865
Class 1 Notes paid (principal and interest)	(1,289)
Class 2 Notes paid (principal and interest)	(1,823)
Class 3 accrued interest paid	(106)
Note and accrued interest due Maxco, Inc.	(111)
Michigan Single Business Tax liability	(78)
Fees to raise capital	(637)
Legal and other fees	(100)
Remaining net cash proceeds	$4,721

The Company expects to use a portion of the proceeds to fund its growth plan and to better secure and deliver large orders, as well as offer units for demonstration and marketing purposes with larger Microdisplay and LCD OEMs which will increase expenditures beyond current levels.

Maxco, Inc. provides consulting services to the Company. These services include assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco have agreed on terms for payment to Maxco for these services. Prior to October 1, 2004, no charges were made by Maxco for the services to Integral Vision. The services for the six months ended March 31, 2005 were satisfied by the issuance of 42,000 shares of unregistered common stock in the Company. The amount charged to operations in the first quarter of 2005 for these services amounted to $37,000, which is based on the average closing price of the Company’s common stock over that period. Effective April 1, 2005 and through November 30, 2005, the Company began paying Maxco $8,750 per month for each month such services were rendered. The amount charged to operations in 2005 for such administrative services amounted to $70,000. The dependence on Maxco’s services has decreased and therefore beginning December 1, 2005, the Company began compensating Maxco on an hourly basis.

A summary of the Company’s debt obligations as of December 31 is as follows:

	2005	2004
	(in thousands)
Long Term Debt:
Class 3 Notes	$378	$1,355
Face value Class 1 Notes	-	1,140
Less Original Issue Discount (OID)	-	(140)
Net Long Term Debt	$378	$2,355

Short Term Debt:
Class 2 Notes	$-	$1,207
Other Short Term Debt	-	106
Total Short Term Debt	$-	$1,313

Interest paid in 2005 was approximately $473,000 compared to interest expensed of $143,000. The $330,000 difference primarily represents amounts paid for interest on the Notes that was accrued as of December 31, 2004. Interest paid in 2004 was approximately $162,000 compared to interest expensed of $436,000. The $274,000 difference primarily represents amounts accrued for interest on the Notes and the amount of discount on the debentures amortized in 2004. Interest paid in 2003 was approximately $16,000 compared to interest expensed of $370,000. The $354,000 difference primarily represents amounts accrued for interest on the Notes and the amount of discount on the debentures amortized in 2003.

Note D - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2005, the Company has cumulative net operating loss carryforwards approximating $42.0 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, and $2.7 million in 2025) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $915,000 in 2005, $815,000 in 2004, and $2.0 million in 2003.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

	2005	2004
	(in thousands)
Deferred tax liabilities:
Deductible software development costs, net of amortization	$13	$51
Total deferred tax liabilities	13	51

Deferred tax assets:
Net operating loss carryforwards	14,309	13,382
Credit carryforwards	331	331
Inventory reserve	72	130
Other	126	118
Total deferred tax assets	14,838	13,961
Valuation allowance for deferred tax assets	14,825	13,910
Net deferred tax assets	13	51
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows:

	2005	2004	2003
	(in thousands)
Consolidated net income (loss)	$(2,679)	$(2,459)	$(1,937)
Foreign net income (loss)	-	-	3,928
U.S. net income (loss)	$(2,679)	$(2,459)	$(5,865)

Tax provision (benefit) at U.S. statutory rates	$(911)	$(836)	$(1,995)
Change in valuation allowance	904	826	1,977
Nondeductible expenses	7	10	18
Other	-	-	-
	$-	$-	$-

There were no income tax payments made in 2005, 2004, or 2003.

Note E - Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	2005	2004	2003
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(2,679)	$(2,459)	$(1,937)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	24,531	13,435	9,430
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.11)	$(0.18)	$(0.21)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an antidilutive effect. For additional disclosures regarding stock options and warrants see Note H.

Note F - Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all United States' employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were $10,000, $8,000, and $6,000 for 2005, 2004 and 2003, respectively.

Note G - Lease Commitments and Contingencies

The Company uses equipment and office space under operating lease agreements requiring rental payments approximating $103,000 in 2006, $104,000 in 2007, $104,000 in 2008, $102,000 in 2009, and $103,000 in 2010. Included in the above numbers is the rent to be paid as a result of the lease agreement entered into on October 19, 2005 in connection with the Company’s relocation to its new Wixom facilities. Rent expense charged to operations approximated $85,000, $78,000, and $70,000 in 2005, 2004 and 2003, respectively.

Note H - Stock Options, Warrants, and Preferred Stock

The Company continues to follow APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has elected to adopt only the disclosure provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

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

		May	August
	2005	2004	2004	2003

Expected stock price volatility	1.256	1.330	1.308	1.172
Risk free interest rate	2.0%	2.0%	2.0%	2.0%
Expected life of options in years	7.0	7.0	7.0	7.0

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for 2005, 2004, and 2003 is as follows:

	2005	2004	2003
	(in thousands, except per share data)

Pro forma net loss	$(2,929)	$(2,659)	$(1,960)
Pro forma loss per share:
Basic and Diluted	$(0.12)	$(0.20)	$(0.21)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock option plan has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such Company options. These proforma results reflect stock options granted only in 1995 through 2005 and may not be comparable with the results of applying the fair market value methodology to all stock options granted prior to the initial adoption of SFAS 123.

The estimated fair value per share of the options granted in 2005 was $1.27. The estimated fair value per share of the options granted in May 2004 and August 2004 was $1.58 and $0.95, respectively. The estimated fair value per share of the options granted in 2003 was $0.13.

In May 2003, the Compensation Committee of the Company’s Board of Directors resolved to grant 140,000 qualified stock options for the purchase of common shares with an exercise price equal to the market price at the close of trading on the grant date, $.15 per share. An additional 40,000 options were granted in May 2003 with an exercise price equal to the market price at the close of trading on the grant date, $.16 per share. In order to facilitate this grant, Mr. Charles Drake, the Company’s Chairman, agreed to forfeit options on 156,000 shares so that they could be distributed to other key personnel.

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

In June 2005, the Compensation Committee of the Company’s Board of Directors resolved to grant 160,000 qualified stock options for the purchase of common shares with an exercise price of $1.40 per share, which was the market price at the close of trading on the grant date.

At December 31, 2005, there were options outstanding to purchase 1.1 million shares of common stock at exercise prices ranging from $.10 to $6.25 per share.

A summary of the status of the Option Plans at December 31, 2005 is as follows:

	2004 Plan	1999 Plan	1995 Plan
	(in thousands)
Options outstanding	384	355	375
Options exercisable	224	355	375
Options granted during:
2005	160	0	0
2004	224	0	0
2003	0	158	22
2002	0	202	98
2001	0	120	215
2000	0	0	0
1999	0	400	206
1998	0	0	0
1997	0	0	267
1996	0	0	132

Options available for grant	616	3	0

The Compensation Committee of the Board of Directors approves option grants. The option price is the market price on the date of the grant, and vesting generally occurs after one year and the expiration occurs ten years from the date of the grant.

A summary of option activity under all plans for the year ended December 31 follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at beginning of year	991	$0.92	1,005	$0.73	1,038	$1.15
Granted	160	1.40	224	1.41	180	0.15
Exercised	(32)	0.17	(224)	0.12	0	0.00
Canceled	(5)	8.50	(14)	7.75	(213)	2.31
Outstanding at end of year
($.10 to $6.25 per share)	1,114	0.97	991	0.92	1,005	0.73
Exercisable ($.10 to $6.25 per share)	954	$0.90	767	$0.77	825	$0.85

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2005 follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)
$.10 to $1.71	1,062	6.9	902
$4.88 to $6.25	52	1.1	52
$.10 to $6.25	1,114	7.1	954

As of December 31, 2005, the Company had $378,000 in outstanding Class 3 Notes payable that are convertible into the Company’s common stock at $1.00 per share.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2005 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)
Warrants	$1.60	3,500	4.3	3,500
Class 3 Notes	$1.00	378	2.3	378
1995 Employee Stock Option Plan	$1.21	375	4.5	375
1999 Employee Stock Option Plan	$0.27	355	6.3	355
2004 Employee Stock Option Plan	$1.40	384	8.9	224
	$1.41	4,992	4.6	4,832

The Company is authorized to issue up to 400,000 shares of preferred stock the terms of which are determined by the Board of Directors. The Company sold 7,000 shares of Series A Convertible Preferred Stock in April 2005. These shares were converted into 7,000,000 shares of common stock on May 27, 2005.

Note I - Operations by Geographic Area

Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31
	2005	2004	2003
	(in thousands)
Net revenues by geographic area:
North America	$650	$243	$556
Europe	17	1,230	5
Asia	19	69	80
	$686	$1,542	$641

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note J - Royalty Payments Received

The Company received approximately $17,000 and $61,000 in royalties in 2005 and 2004, respectively.

Note K - Capitalized Software Costs

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

Note L - Market for the Company’s Common Stock

Information on the current quotes on the stock, which will continue to use the ticker symbol INVI, are available at the OTCBB's website, www.otcbb.com and most financial information portals, such as that provided at http://finance.yahoo.com or http://quote.bloomberg.com. Integral Vision expects to continue to provide information through filings with the Securities and Exchange Commission (SEC) as required for continued listing on the OTCBB. These filings can be found at the SEC's website at www.sec.gov.

Note M - Going Concern Matters

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has incurred losses from operations in 2005, 2004, and 2003 of $2.7 million, $2.4 million, and $1.9 million, respectively. The continuing losses raise doubt about the Company's ability to continue as a going concern.

The Company is currently working with a number of large customers who are evaluating the Company’s products for use in their manufacture of products using new microdisplay technologies. The Company expects that additional sales orders will be placed by these customers in the second half of 2006 provided that markets for these products continue to grow and the customers continue to have interest in the Company’s technology-assisted inspection systems. Ultimately, the Company’s ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with the Company for inspection products to support that production.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For further discussion regarding the Company’s obligations, see Note C - Long-Term Debt and Other Financing Arrangements.

Note N - Supplemental Cash Flows Disclosure

Non-cash Investing and Financing Activities

During 2005, the Company settled $1,140,000 of Class 1 Notes, $1,482,000 of Class 2 Notes, and $977,326 of Class 3 Notes in exchange for the issuance of 7,464,771 shares of common stock in connection with the exercise of warrants and conversion of the notes.

During 2004, the Company settled $985,000 of Class 1 Notes and $45,000 of Class 3 Notes in exchange for the issuance of 4,000,737 shares of common stock in connection with the exercise of warrants and conversion of the notes.

Other Cash Flows Information

Interest of approximately $473,000, $162,000, and $16,000 was paid in 2005, 2004, and 2003, respectively.

Schedule II - Valuation And Qualifying Accounts

Integral Vision, Inc. And Subsidiary

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts-Describe	Deductions - Describe		Balance at End of Period

Year ended December 31, 2005:
Accounts receivable allowance	$2			$2	(2)	$-
Inventory obsolescence reserve	354	2		259	(1)	97
Deferred tax valuation allowance	13,910	915				14,825
	$14,266	$917	$-	$261		$14,922
Year ended December 31, 2004:
Accounts receivable allowance	$166	$2		$166	(2)	$2
Inventory obsolescence reserve	671	56		373	(1)	354
Deferred tax valuation allowance	13,095	815				13,910
	$13,932	$873	$-	$539		$14,266
Year ended December 31, 2003:
Accounts receivable allowance	$170	$5		$9	(2)	$166
Inventory obsolescence reserve	561	110				671
Deferred tax valuation allowance	11,118	1,977				13,095
	$11,849	$2,092	$-	$9		$13,932

1) Write-off obsolete inventory
2) Net accounts receivable write-offs

Exhibits to Form 10K

Integral Vision, Inc.

Year Ended December 31, 2005

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