Form 10-K/A
period 2005-12-31
INTEGRAL VISION INC
filed 2006-04-05
CIK 719152

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Integral Vision, Inc. for the fiscal year ended December 31, 2005 is being filed to correct a typographical error in which we inadvertently transposed the percentage of sales of our major customers. Otherwise, this amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in Integral Vision, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and does not reflect events occurring after the original filing date of March 31, 2006.

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

See Note I to Notes to the Consolidated Financial Statements Part II - ITEM 8 for details of geographic area information.

Major Customers

The nature of the Company’s product offerings may produce sales to one or a limited number of customers in excess of 10% of total consolidated net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2005, sales to Hewlett Packard and Texas Instruments represented 71% and 21% of consolidated net sales, respectively. Approximately $75,000 was due from one of these customers at December 31, 2005. For 2004, sales to Philips represented 80% of consolidated net sales. There were no amounts due from this customer at December 31, 2004. For 2003, sales to Intel Corporation, Owens Brockway and Toyo Corporation represented 63%, 14%, and 11% of consolidated net sales, respectively. There were no amounts due from these customers at December 31, 2003.

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

INTEGRAL VISION, INC.

Date: April 5, 2006	By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: April 5, 2006	By:	/S/ MARK R. DOEDE
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