Form 10QSB
period 2006-03-31
INTEGRAL VISION INC
filed 2006-05-15
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 668-9230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☒   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The number of shares outstanding on each of the issuer’s classes of common stock, as of the latest practicable date: As of May 12, 2006:

Common Stock, No Par Value, Stated Value $.20 Per Share – 29,491,409

Transitional Small Business Format (check one): YES ☐   NO ☒

INTEGRAL VISION, INC.

FORM 10-QSB Report
March 31, 2006

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	Unaudited
	(in thousands)
ASSETS

CURRENT ASSETS
Cash	$1,710	$2,501
Accounts receivable, less allowance of $27,000 ($0 in 2005)	92	77
Inventories - Note A	511	362
Other current assets	87	102

TOTAL CURRENT ASSETS	2,400	3,042

PROPERTY, PLANT AND EQUIPMENT
Leasehold Improvements	43	43
Builidng Improvements	2	2
Production and engineering equipment	201	187
Furniture and fixtures	80	80
Vehicles	18	18
Computer equipment	179	166

	523	496
Less accumulated depreciation	(389)	(371)

	134	114

OTHER ASSETS net of accumulated ammortization of $1,456,000 ($1,436,000 in 2005)	55	71

	$2,589	$3,227

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets – Continued

	March 31,	December 31,
	2006	2005

	Unaudited
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$118	$48
Accrued compensation and related costs	315	294
Accrued interest	7	15
Deferred revenue for product development agreements	31	—
Other accrued liabilities	104	108

TOTAL CURRENT LIABILITIES	575	465

Long-term debt	378	378

TOTAL LIABILITIES	953	843

STOCKHOLDERS’ EQUITY
Preferred stock, 400,000 shares authorized; none issued	—	—
Common stock, without par value, stated value $.20per share; 41,000,000 shares authorized; 29,491,409 shares issued and outstanding	5,898	5,898
Additional paid-in capital	39,177	39,126
Accumulated deficit	(43,439)	(42,640)

Total Stockholders’ Equity	1,636	2,384

	$2,589	$3,227

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005

	(Unaudited)
	(In thousands, except per share data)
Revenue
Net product sales	$15	$523
Net revenue from product development agreements	54	—

Net revenue	69	523
Costs of sales:
Costs of sales for products	47	223
Cost of sales for product development agreements	53	—
Depreciation and amortization	21	35

Total costs of sales	121	258

Gross margin (loss)	(52)	265

Other costs and expenses:
Marketing	125	98
General and administrative	349	302
Engineering and development	298	237

Total other costs and expenses	772	637

Operating loss	(824)	(372)
Other income	11	23
Interest income	21	—
Interest expense	(7)	(105)

Net loss	$(799)	$(454)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.03)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,491	14,878

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

	Common Stock

	Number of
	Shares		Additional Paid-	Accumulated
	Outstanding	Amount	In Capital	Deficit	Total

	(in thousands, except number of common shares outstanding)

Balance at January 1, 2006	29,491,409	$5,898	$39,126	$(42,640)	$2,384

Net loss for the period				(799)	(799)
Share based compensation			51		51

Balance at March 31, 2006	29,491,409	$5,898	$39,177	$(43,439)	$1,636

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2006	2005

	(Unaudited)
	(in thousands)
Operating Activities
Net loss	$(799)	$(454)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	2
Amortization	19	48
Share-based compensation	51
Changes in operating assets and liabilities:
Accounts receivable	(15)	(370)
Inventories	(149)	138
Prepaid and other	15	9
Accounts payable and other current liabilities	79	27
Deferred revenue from product development agreements	31	—

Net Cash Used In Operating Activities	(761)	(600)

Investing Activities
Purchase of property and equipment	(27)	(2)
Additional Patents	(3)	—

Net Cash Used In Investing Activities	(30)	(2)

Financing Activities
Proceeds from sale of Class 2 Notes	—	435

Net Cash Provided By Financing Activities	—	435

Decrease in Cash	(791)	(167)
Cash at Beginning of Period	2,501	191

Cash at End of Period	$1,710	$24

Supplemental cash flows disclosure:
Interest Paid	$—	$1

See notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Integral Vision, Inc. and Subsidiary

Note A - Significant Accounting Policies

The condensed consolidated financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005, included in the Company’s form 10-KA filed with the Securities and Exchange Commission on March 31, 2006.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

Nature of Business

Integral Vision, Inc. (or the “Company”) develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company primarily inspects Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Integral Vision’s customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of the Company’s sales originate in the United States, Asia, or Europe. The Company’s products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

During the period, the Company began activity associated with a product development agreement where the Company is compensated for a portion of its development costs for a certain best efforts product development. The Company may not be able to find future opportunities like this, but remains open to such development agreements where they facilitate the Company’s strategic goals.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its 100% owned subsidiary: Integral Vision LTD, United Kingdom (dissolved as of February 1, 2005). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At March 31, 2006 and December 31, 2005, inventories consisted of the following amounts (net of obsolescence reserves of $97,000 at March 31, 2006 and $97,000 at December 31, 2005):

	31-Mar-06	31-Dec-05

	(in thousands)

Raw materials	$149	$154
Work in process	209	55
Finished goods	153	153

	$511	$362

Management periodically performs an analysis of the Company’s inventory to determine if its cost exceeds estimated net realizable value.

Deferred Revenues

Deferred revenues represent amounts received under business agreements for product development in excess of amounts recognized as revenues. At March 31, 2006, approximately $31,000 in deferred revenues relates to the Energy Conversion Devices, Inc. contract, which represents payments in excess of revenues recognized in the agreement.

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

Revenue is also derived through business agreements for product development. The Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically the agreements require a “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Allocations of General and Administrative Costs and Engineering Costs

The Company allocates a portion of general and administrative expense and a portion of engineering expense to cost of sales from product development agreements based on a percentage of direct labor costs. These allocations are limited to the amount of revenues, after direct expenses, under the applicable agreements.

The following is a summary of the allocations made for the three months ended March 31:

	2006	2005

	(in thousands)

Gross G&A Expense	$358	$302
Less allocation to cost of sales from product development agreements	(9)	—

Remaining G&A Expense	$349	$302

	2006	2005

	(in thousands)

Gross Engineering Expense	$337	$237
Less allocation to cost of sales from product development agreements	(39)	—

Remaining Engineering Expense	$298	$237

Reclassifications

Certain amounts have been reclassified in prior periods presentations to conform to the current year’s presentation.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of January 1, 2006. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on the manner of display of its results of operations or financial position.

In December 2004, the FASB issued SFAS NO. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Share-based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). The Statement requires that the calculated cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement was effective for the Company beginning January 1, 2006. The “modified prospective” method was required upon adoption; accordingly, results of prior periods have not been restated. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized after the effective date as the awards vest. As of January 1, 2006, the Company implemented SFAS No.123(R), with share-based compensation expense now reflected in the Company’s interim statements of operations. See the “Stock options” note below for additional information regarding the adoption of SFAS No.123(R).

Note B – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2006	2005

	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(799)	$(454)

*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per share – weighted average shares	29,491	14,878

*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.03)	$(0.03)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an antidilutive effect. For additional disclosures regarding stock options see Note D.

Note C – Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

Note D - Stock Options

The Company adopted SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS No. 123R”), under the modified prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $51,000 in share-based compensation expense for the three months ended March 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The fair value of our stock options was estimated using the Black-Scholes option pricing model. As of March 31, 2006, the Company did not have any unrecognized expense related to un-vested share-based compensation.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The fair value of each option grant was estimated with the following weighted-average assumptions for the three months ended March 31, 2005: 1) a dividend yield of 0.0%, 2) expected stock price volatility of 1.256, 3) risk free interest rate of 2.0%, and 4) expected life of options (years) of 7.0.

The following table presents the pro forma net loss and basic and diluted loss per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock options awards, consistent with the methods prescribed by SFAS 123, as amended by SFAS 148:

Three Months Ended March 31, 2005

(in thousands, except per share data)

Net loss:
Net loss, as reported	$(454)

Add: Stock based compensation expense Included in the determination of net loss as reported, net of related tax effects	—
Deduct: Total stock-based compensation Expense determined under fair value method For all awards, net of related tax effects	(73)

Pro forma net loss	$(527)

Basic and diluted earning per share:
Basic and diluted – as reported	$(0.03)

Basic and diluted-pro forma	$(0.04)

A summary of option activity under all plans for the three months ended March 31 follows:

	2006

	Shares	Weighted Average Exercise Price

	(number of shares in thousands)

Outstanding at March 31, 2006	1,114	$0.90
Granted	0	0.00
Exercised	0	0.00
Expired	(15)	6.25

Outstanding at March 31, 2006 ($.10 to $5.63 per share)	1,099	0.97

Exercisable ($.10 to $5.63 per share)	939	$0.81

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2006 follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable

	(number of shares in thousands)

$.10 to $1.71	1,062	6.6	902
$4.88 to $5.63	37	1.2	37

$.10 to $5.63	1,099	6.4	939

As of March 31, 2006, the Company had $378,000 in outstanding Class 3 Notes payable that are convertible into the Company’s common stock at $1.00 per share. The notes are due April 1, 2008 and interest is paid semi-annually at 8%.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at March 31, 2006 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable

	(number of shares in thousands)
Warrants	$1.60	3,500	4.0	3,500
Class 3 Notes	$1.00	378	2.0	378
1995 Employee Stock Option Plan	$1.21	360	4.5	360
1999 Employee Stock Option Plan	$0.27	355	6.0	355
2004 Employee Stock Option Plan	$1.40	384	8.7	224

	$1.42	4,977	4.4	4,817

Note E – Going Concern Matters

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred losses from operations in the current and the corresponding prior three month periods of $799,000 and $454,000 respectively Further during the years 2005, 2004, and 2003 the Company incurred losses of $2.7 million, $2.4 million, and $1.9 million, respectively. The continuing losses raise doubt about the Company’s ability to continue as a going concern.

The Company is currently working with a number of large customers who are evaluating the Company’s products for use in their manufacture of products using new microdisplay technologies. Based on discussions with these customers the Company expects that additional sales orders will be placed in the second half of 2006 provided that markets for these products continue to grow and the customers continue to have interest in the Company’s technology-assisted inspection systems. Ultimately, the Company’s ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with the Company for inspection products to support that production.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-QSB is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

Overview

Integral Vision, Inc. (or the “Company”) develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company primarily inspects Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. The Company’s products primarily use machine vision to evaluate functional displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application. Machine vision has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. The Company’s inspection systems automatically inspect parts at a lower cycle time and with greater repeatability than is possible with human inspectors.

Integral Vision’s customers and potential customers are primarily large companies with significant investment in the manufacture of displays. These companies are working with new microdisplay technologies. Integral Vision’s success will be substantially dependant on these large companies getting their emerging display technologies into high volume production.

Nearly all of the Company’s sales originate in the United States, Asia, or Europe. The Company’s products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

During the period the Company began activity associated with a product development agreement with Energy Conversion Devices ECD) where the Company is compensated for a portion of its costs for the development of online inspection for a continuous web of display material. This best efforts subcontract with ECD supports their contract from the United States Display Consortium. The Company may not be able to find future opportunities like this, but remains open to such development agreements where they facilitate the Company’s strategic goals.

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

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net revenues decreased $454,000 (86.8%) to $69,000 in the first quarter of 2006 from $523,000 in the first quarter of 2005. The decrease in net revenue was primarily attributable to a decrease of $508,000 in revenue from sales of the Company’s flat panel display inspection products in the first quarter of 2006 compared to sales from that product line in the comparable 2005 period. Conversely, the first quarter of 2006 included $54,000 of revenue from product development agreements; there were no such revenues in 2005.

Costs of sales decreased $137,000 (53.1%) to $121,000 (175% of sales) in the first quarter of 2006 compared to $258,000 (49.3% of sales) in the first quarter of 2005. This was primarily due to a decrease of $176,000 in costs as a result of the lower sales of flat panel display inspection products in the 2006 period. Conversely, the first quarter of 2006 included $53,000 in costs related to product development agreements while there were no such costs in 2005.

Marketing costs increased $27,000 (27.5%) to $125,000 in the first quarter of 2006 compared to $98,000 in the first quarter of 2005. This was attributable to increased staffing and related costs.

General and administrative costs increased $47,000 (15.5%) to $349,000 in the first quarter of 2006 compared to $302,000 in the first quarter of 2005. This is primarily attributable to the amortization of share-based compensation as required by SFAS 123(R). The increase was partially offset by the allocation of $9,000 to cost of sales for product development agreements. For more information on the allocation of certain general and administrative costs to costs of goods sold see Note A.

Engineering and development expenditures increased $61,000 (25.7%) to $298,000 in the first quarter of 2006 compared to $237,000 in the first quarter of 2005. $39,000 of engineering costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain engineering costs to cost of goods sold see Note A.) Without this allocation, engineering costs would have increased by $100,000 (42.2%) over the first quarter of 2005 to $337,000. This is primarily attributable to a $52,000 increase for additional staffing and related costs and, a $37,000 increase in outside services and development material cost in the 2006 period.

Other income was comparable to the prior year three month period.

Interest expense decreased $98,000 to $7,000 in the first quarter of 2006 compared to $105,000 in the first quarter of 2005. The decrease is primarily attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.

Liquidity and Capital Resources

Operating activities for the first quarter of 2006 used cash of approximately $761,000 primarily due to the Company’s loss from operations of $799,000.

The Company’s investing activities included the purchase of approximately $27,000 of equipment and $3,000 for patents in the first quarter of 2006.

The Company has sufficient remaining cash along with existing backlog and anticipated orders, based on discussion with customers, to fund current operations through the first quarter of 2007. However, the Company’s continuation as a going concern is ultimately dependent upon achieving the necessary sales to attain profitability. The Company has several large companies as customers. These companies are working with new microdisplay technologies. Integral Vision’s success will be partly dependant on these large companies getting their emerging display technologies into high volume production and placing sales orders with the Company for inspection products to support that production.

The Company also had an estimated $220,000 owed to a certain regulatory agency as of March 31, 2006.

Management’s Discussion of Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2006, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Form 10-QSB.

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

Revenue is also derived through business agreements for product development. The Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically the agreements require a “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at March 31, 2006.

Item 3. Controls and Procedures

a)	Evaluation of disclosure controls and procedures

Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)	Changes in internal controls

There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

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

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: May 15, 2006	By:	/s/ Charles J. Drake

Charles J. Drake
Chairman of the Board and Chief Executive Officer

Dated: May 15, 2006	By:	/s/ Mark R. Doede

Mark R. Doede
President, Chief Operating Officer and Chief Financial Officer