Form 10QSB
period 2006-06-30
INTEGRAL VISION INC
filed 2006-08-14
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive
Wixom, Michigan	48393

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(248) 668-9230

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
YES ☐ NO ☒

The number of shares outstanding on each of the issuer’s classes of common stock, as of the latest practicable date: As of July 10, 2006:

Common Stock, No Par Value, Stated Value $.20 Per Share – 29,491,409

Transitional Small Business Format (check one): YES ☐ NO ☒

INTEGRAL VISION, INC.

FORM 10-QSB Report
June 30, 2006

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005

	Unaudited
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash	$911	$2,501
Accounts receivable, less allowance of $27,000 ($0 in 2005)	259	77
Inventories - Note A	410	362
Other current assets	73	102

TOTAL CURRENT ASSETS	1,653	3,042

PROPERTY, PLANT AND EQUIPMENT:
Leasehold Improvements	—	43
Builidng Improvements	4	2
Production and engineering equipment	202	187
Furniture and fixtures	80	80
Vehicles	—	18
Computer equipment	188	166
Marketing Demonstration Equipment	161	—

	635	496
Less accumulated depreciation	(336)	(382)

	299	114

OTHER ASSETS net of accumulated ammortization of $1,478,000 ($1,436,000 in 2005)	36	71

	$1,988	$3,227

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets – Continued

	June 30, 2006	December 31, 2005

	Unaudited
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$171	$48
Accrued compensation and related costs	304	294
Accrued interest	15	15
Deferred revenue for product sales	71	—
Other accrued liabilities	145	108

TOTAL CURRENT LIABILITIES	706	465

Long-term debt	378	378

TOTAL LIABILITIES	1,084	843

STOCKHOLDERS’ EQUITY:
Preferred stock, 400,000 shares authorized; none issued	—	—
Common stock, without par value, stated value $.20 per share; 41,000,000 shares authorized; 29,491,409 shares issued and outstanding	5,898	5,898
Additional paid-in capital	39,206	39,126
Accumulated deficit	(44,200)	(42,640)

Total Stockholders’ Equity	904	2,384

	$1,988	$3,227

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,
	2006	2005

	(Unaudited)
	(In thousands, except per share data)
Revenues:
Net product sales	$290	$8
Net revenue from product development agreements	48	—

Total net revenues	338	8
Costs of sales:
Costs of sales for products	151	45
Cost of sales for product development agreements	51	—
Depreciation and amortization	23	35

Total costs of sales	225	80

Gross margin (loss)	113	(72)

Other costs and expenses:
Marketing	194	149
General and administrative - net	355	298
Engineering and development - net	330	215

Total other costs and expenses	879	662

Operating loss	(766)	(734)
Other income (deductions)	(1)	20
Interest income	13	—
Interest expense	(8)	(23)

Net loss	$(762)	$(737)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.03)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,491	24,075

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	Six Months Ended June 30,
	2006	2005

	(Unaudited)
	(In thousands, except per share data)
Revenues:
Net product sales	$305	$531
Net revenue from product development agreements	102	—

Total net revenues	407	531
Costs of sales:
Costs of sales for products	199	268
Cost of sales for product development agreements	104	—
Depreciation and amortization	44	70

Total costs of sales	347	338

Gross margin	60	193

Other costs and expenses:
Marketing	326	247
General and administrative - net	667	600
Engineering and development - net	657	452

Total other costs and expenses	1,650	1,299

Operating loss	(1,590)	(1,106)
Other income - net	10	43
Interest income	35	—
Interest expense	(15)	(128)

Net loss	$(1,560)	$(1,191)

Basic and diluted loss per share:
Net loss	$(0.05)	$(0.06)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,491	19,502

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity

	Common Stock

	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

	(in thousands, except number of common shares outstanding)

Balance at January 1, 2006	29,491,409	$5,898	$39,126	$(42,640)	$2,384

Net loss for the period (unaudited)				(1,560)	(1,560)
Share based compensation (unaudited)			80		80

Balance at June 30, 2006 (unaudited)	29,491,409	$5,898	$39,206	$(44,200)	$904

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2006	2005

	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(1,560)	$(1,191)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16	3
Amortization	42	86
Share-based compensation	80	—
Changes in operating assets and liabilities:
Accounts receivable	(182)	(65)
Inventories	(201)	80
Prepaid and other	29	28
Accounts payable and other current liabilities	169	(181)
Deferred Revenue	71	—
Net Cash Used In Operating Activities	(1,536)	(1,240)

Cash Flows From Investing Activities:
Purchase of property and equipment	(48)	(5)
Additional Patents	(7)	(16)

Net Cash Used In Investing Activities	(54)	(21)

Cash Flows From Financing Activities:
Issuance of preferred stock	—	6,235
Proceeds from exercise of warrants	—	1,865
Proceeds from sale of Class 2 Notes	—	435
Repayments of principal and interest on Class 1 Notes	—	(1,289)
Repayments of principal and interest on Class 2 Notes	—	(1,823)
Repayments of interest on Class 3 Notes	—	(106)
Repayments on short term notes	—	(111)

Net Cash Provided By Financing Activities	—	5,206

Increase (Decrease) in Cash	(1,590)	3,945
Cash at Beginning of Period	2,501	191

Cash at End of Period	$911	$4,136

Supplemental cash flows disclosure:
Interest Paid	$—	$457
Reclassification of inventory to fixed assets	$153	$—

See notes to condensed consolidated financial statements.

Integral Vision, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Significant Accounting Policies

The condensed consolidated financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005, included in the Company’s form 10-KA filed with the Securities and Exchange Commission on March 31, 2006 and the Company’s form 10-QSB filed with the Securities and Exchange Commission on May 15, 2006.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operations for the three month and the six month periods ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

Nature of Business

Integral Vision, Inc. (or the “Company”) develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company primarily inspects Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Integral Vision’s customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of the Company’s sales originate in the United States, Asia, and Europe. The Company’s products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

During the period ended March 31,2006, the Company began activity associated with a product development agreement where the Company is compensated for a portion of its development costs for a certain best efforts product development. The Company may not be able to find future opportunities like this, but remains open to such development agreements where they facilitate the Company’s strategic goals.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At June 30, 2006 and December 31, 2005, inventories consisted of the following amounts (net of obsolescence reserves of $97,000 at June 30, 2006 and at December 31, 2005):

	June 30,	December 31,

	2006	2006

	(in thousands)

Raw materials	$230	$154
Work in process	92	55
Finished goods	88	153

	$410	$362

Management periodically performs an analysis of the Company’s inventory to determine if its cost exceeds estimated net realizable value. A review of sales consignment and demonstration inventory revealed that customers typically used the equipment to confirm applicability to their needs and then special order equipment configured for their specific needs. As such, $153,000 of consignment and demonstration equipment inventory was reclassified to Marketing Demonstration Equipment as capital goods to more accurately reflect how it is being used and is being ammortized over five (5) years.

Deferred Revenues

Deferred revenues represent amounts invoiced for sales orders in excess of amounts recognized as revenues. At June 30, 2006, approximately $71,000 in deferred revenues relates to product shipped and partially invoiced for which final acceptance at the customer site was not received prior to the end of the reporting period.

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

The following is a summary of the allocations made for the three months and six months ended June 30:

	Three months		Six Months
	2006	2005	2006	2005

	(in thousands)		(in thousands)

Gross G&A Expense	$362	$298	$683	$600
Less allocation to cost of sales from product development agreements	(7)	—	(16)	—

Remaining G&A Expense	$355	$298	$667	$600

	Three Months		Six Months
	2006	2005	2006	2005

	(in thousands)		(in thousands)

Gross Engineering Expense	$370	$215	$726	$452
Less allocation to cost of sales from product development agreements	(40)	—	(69)	—

Remaining Engineering Expense	$330	$215	$657	$452

Reclassifications

Certain amounts have been reclassified in prior period presentations to conform to the current year’s presentation.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that such items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in ARB No. 43. SFAS No. 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 effective January 1, 2006. The adoption of SFAS No. 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of January 1, 2006. The Company does not expect the adoption of SFAS No. 154 will have a significant impact on the manner of display of its results of operations or financial position.

Note B – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(762)	$(737)	$(1,560)	$(1,191)

*there was no effect of dilutive securities see below

Denominator for basic and diluted loss per share – weighted average shares	29,491	24,075	29,491	19,502

*there was no effect of dilutive securities see below

BASIC AND DILUTED LOSS PER SHARE:	$(0.03)	$(0.03)	$(0.05)	$(0.06)

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

Note D - Stock Options and Debt

The Company adopted SFAS No. 123R, under the modified prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method proscribed by Accounting Principles Board (“APB) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $28,982 and $79,782 in share-based compensation expense for the three and six months ended June 30, 2006 respectively. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. The fair value of our stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended

	June 30, 2006	June 30, 2006

	(in thousands)

Expected Life (in years)	6.0	6.4
Expected volatility	83.23%	101.55%
Risk-free interest rate	4.96%	3.68%
Expected dividend yield	0%	0%
Expected forfiture rate	0%	0%

Valuation and Amortization Method. We estimate the fair value of share-based awards granted using the Black-Scholes option valuation model. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of all awards granted represents the period of time that they are expected to be outstanding. We determine the expected life using historical and other information available at the time of grant.

Expected Volatility. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend of zero in the Black-Scholes option valuation model.

Expected Forfeitures. We use historical data to extimate pre-vesting option forfitures. We record stock-based compensation only for those awards that are expected to vest.

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the three and six months ended June 30, 2006, which is recorded in the statement of operations in the following catagories:

	Three Months Ended	Six Months Ended

	June 30, 2006	June 30, 2006

	(in thousands)

Marketing expense	$6	$14
Engineering Expense	16	45
General and Administrative Expense	7	21

Total share based compensation expense	$29	$80

As of June 30, 2006, the Company has $202,874 of unrecognized expense related to un-vested share-based compensation.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The fair value of each option grant was estimated with the following weighted-average assumptions for the three and six months ended June 30, 2005

	Three Months Ended	Six Months Ended

	June 30, 2005	June 30, 2005

	(in thousands)

Expected Life (in years)	7.0	7.0
Expected volatility	125.6%	125.6%
Risk-free interest rate	2.00%	2.00%
Expected dividend yield	0%	0%
Expected forfiture rate	0%	0%

The following table presents the pro forma net loss and basic and diluted loss per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock options awards, consistent with the methods prescribed by SFAS 123, as amended by SFAS 148:

	Three Months Ended	Six Months Ended

	June 30, 2005	June 30, 2005

	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(737)	$(1,191)

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(75)	(147)

Pro forma net loss	$(812)	$(1,338)

Basic and diluted earnings per share:
Basic and diluted - as reported	$(0.03)	$(0.06)

Basic and diluted - pro forma	$(0.03)	$(0.07)

          A summary of option activity under all plans for the six months ended June 30 follows:

	2006

	Shares	Weighted Average Exercise Price

	(number of shares in thousands)

Outstanding at December 31, 2005	1,114	$0.97
Granted	210	1.50
Exercised	0	0.00
Expired	(15)	6.25

Outstanding at June 30, 2006 ($.10 to $5.63 per share)	1,309	1.00

Exercisable ($.10 to $5.63 per share)	1,099	$0.90

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2006 follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable

	(number of shares in thousands)

$.10 to $1.40	938	6.1	938
$1.50 to $5.63	371	8.4	161

$.10 to $5.63	1,309	6.8	1099

As of June 30, 2006, the Company had $378,000 in outstanding Class 3 Notes payable that are convertible into the Company’s common stock at $1.00 per share. The notes are due April 1, 2008 and interest is paid semi-annually at 8%.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at June 30, 2006 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable

	(number of shares in thousands)
Warrants	$1.60	3,500	3.79	3,500

Class 3 Notes	$1.00	378	1.76	378

1995 Employee Stock Option Plan	$0.99	360	4.21	360

1999 Employee Stock Option Plan	$0.27	355	5.75	355

2004 Employee Stock Option Plan	$1.44	594	8.92	384

	$1.40	5,187	4.39	4,977

Note E – Contingencies and Litigation

Product Warranties

The Company provides standard warranty coverage for most of its products, generally for one year from the date of customer acceptance. We record a liability for estimated warranty claims based on historical claims and other factors. Management reviews these estimates on a regular basis and adjusts the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor and travel, and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty reserves from December 31, 2005 to June 30, 2006:

	Amount	Amount

	2006	2005

	(in thousands)

Balance as of December 31	$80	$155
Charges/credits to expense	—	26
Utilization/payment	(3)	—

Balance as of March 31	$77	$181

Charges/credits to expense	5	(35)
Utilization/payment	(7)	(3)

Balance as of June 30	$75	$143

Legal Matters

The Company is involved in litigation regarding product shipped to a customer in 2001. The litigation relates to a previous product line and is not associated with the Company’s current business of display inspection. Management has made an accrual for settlement of the issue. While it is impossible at this time to determine with certainty the ultimate outcome of this litigation, management believes that adequate provision has been made.

NOTE F - Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred losses from operations in the current and corresponding prior six month periods of $1,560,000 and $1,191,000 respectively. Further during the years 2005, 2004, and 2003 the Company incurred losses of $2.7 million, $2.4 million, and $1.9 million, respectively. The continuing losses raise doubt about the Company’s ability to continue as a going concern.

The Company is currently working with a number of large customers who are evaluating the Company’s products for use in their manufacture of products using new microdisplay technologies. Based on quote activity, technical feasability studies and other discussions with these customers the Company expects that additional sales orders will be placed through March of 2007. Ultimately, the Company’s ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with the Company for inspection products to support that production. If sales orders are placed faster than anticipated or are delayed beyond current expectations, management may elect to seek funding through the placement of additional debt or equity. This could result in additional shareholder dillution depending on the terms of the agreement.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note G – Other Matters

The Company has a potential liability estimated at $220,000 to a certain regulatory agency as of June 30, 2006.

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

During the period ended March 31, 2006 the Company began activity associated with a product development agreement with Energy Conversion Devices ECD) where the Company is compensated for a portion of its costs for the development of online inspection for a continuous web of display material. This best efforts subcontract with ECD proceeds from a contract from the United States Display Consortium. The Company may not be able to find future opportunities like this, but remains open to such development agreements where they facilitate the Company’s strategic goals.

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

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Net revenues increased $330,000 to $338,000 in the second quarter of 2006 from $8,000 in the second quarter of 2005. The increase in net revenue was primarily attributable to an increase of $290,000 in revenue from sales of the Company’s flat panel display inspection products in the second quarter of 2006 compared to zero sales from that product line in the comparable 2005 period. Additionally, the second quarter of 2006 included $48,000 of revenue from product development agreements; there were no such revenues in 2005. The three months ended June 30, 2006 also had shipments of approximately $248,000 which were not recognized in that period’s revenue as final acceptance had not been received from the customer.

Costs of sales increased $145,000 (181%) to $225,000 (66.6% of sales) in the second quarter of 2006 compared to $80,000 (1000.0% of sales) in the second quarter of 2005. This was primarily due to an increase in material costs as a result of the higher sales of flat panel display inspection products in the 2006 period. Additionally, the second quarter of 2006 included $51,000 in costs related to product development agreements while there were no such costs in 2005.

Marketing costs increased $45,000 (30.2%) to $194,000 in the second quarter of 2006 compared to $149,000 in the first quarter of 2005. This was attributable to increased staffing and related costs, increased trade show activity, import/export fees associated with placing demonstration equipment on customers sites in Asia, and the amortization of share-based compensation as required by SFAS 123R.

General and administrative costs increased $57,000 (19.1%) to $355,000 in the second quarter of 2006 compared to $298,000 in the second quarter of 2005. $7,000 of general and administrative costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note A to the Financial Statements.) Without this allocation, general and administrative costs would have increased by $64,000 (21.5%) over the second quarter of 2005 to $362,000. This is attributable to accrual of legal fees and settlement costs for a complaint filed by a customer (see Contingencies and Litigation for more information), and the amortization of share-based compensation as required by SFAS 123R.

Engineering and development expenditures increased $115,000 (53.5%) to $330,000 in the second quarter of 2006 compared to $215,000 in the second quarter of 2005. $40,000 of engineering costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain engineering costs to cost of goods sold see Note A to the Financial Statements.) Without this allocation, engineering costs would have increased by $155,000 (72.1%) over the second quarter of 2005 to $370,000. This is primarily attributable to additional staffing and related costs, increases in outside services and development material cost, and the amortization of share-based compensation as required by SFAS 123R.

Other income decreased $21,000 to ($1,000) in 2006 from $20,000 in 2005. The decrease was primarily attributable to the expiration of the royalty agreement with Datarius.

Interest expense decreased $15,000 to $8,000 in the second quarter of 2006 compared to $23,000 in the first quarter of 2005. The decrease is primarily attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net revenues decreased $124,000 (23.4%) to $407,000 in 2006 from $531,000 in 2005. The decrease in net revenue was primarily attributable to a decrease of $202,000 in revenue from sales of the Company’s flat panel display inspection products in the first six months of 2006 compared to sales from that product line in the comparable 2005 period, partially offset by $102,000 of revenue from product development agreements; there were no such revenues in 2005. The six months ended June 30, 2006 also had shipments of approximately $248,000 which were not recognized as revenue as final acceptance had not been received from the customer.

Costs of sales increased $9,000 (2.7%) to $347,000 (85.2% of sales) in 2006 compared to $338,000 (63.7% of sales) in 2005. This was primarily due to an increase of $104,000 in costs related to product development agreements which partially offset the reduction in cost of sales for 2006 because of lower sales volume. Costs of sales for product development agreements are recorded in amounts equal to the revenue recognized and therefore do not contribute significantly to gross margin. See Note A to the Financial Statements Revenue Recognition and Note A to the Financial Statements

Allocations of General and Adminstrative Costs and Engineering Costs for further discussion of product development agreements.

Marketing costs increased $79,000 (31.9%) to $326,000 in 2006 compared to $247,000 in 2005. This is primarily attributable to increased staffing and related costs, the amortization of share-based compensation as required by SFAS 123R, and increased shipping and import/export fees associate with placing demonstration equipment on customers sites in Asia.

General and administrative costs increased $67,000 (11.2%) to $667,000 in 2006 compared to $600,000 in 2005. $16,000 of general and administrative costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note A to the Financial Statements.) Without this allocation, general and administrative costs would have increased by $83,000 (13.8%) over 2005 to $683,000. This is attributable to the amortization of share-based compensation as required by SFAS 123R, accrual of legal fees and settlement costs for the complaint filed by a customer (see Contingencies and Litigation for more information), and legal and audit fees associated with updating the registration statement.

Engineering and development expenditures increased $205,000 (45.4%) to $657,000 in 2006 compared to $452,000 in 2005. $69,000 of engineering costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain engineering costs to cost of goods sold see Note A to the Financial Statements.) Without this allocation, engineering costs would have increased by $274,000 (60.6%) over 2005 to $726,000. This is primarily attributable to increases for additional staffing and related costs, outside services, and the amortization of share-based compensation as required by SFAS 123R.

Other income decreased $33,000 (76.7%) to $10,000 in 2006 from $43,000 in 2005. The decrease is primarily attributable to the expiration of the royalty agreement with Datarius.

Interest expense decreased $113,000 to $15,000 in 2006 compared to $128,000 in 2005. The decrease is primarily attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2006 used cash of approximately $1,536,000 primarily due to the Company’s loss from operations of $1,560,000.

The Company’s investing activities included the purchase of approximately $48,000 of equipment and $7,000 for patents in the six months ended June 30, 2006. Additionally, $153,000 of consignment and demonstration equipment was reclassified from inventory to Marketing Demonstration Equipment as capital goods to more accurately reflect how it is being used.

The Company has sufficient remaining cash along with existing backlog and anticipated orders, based on quote activity and technical and other discussions with customers, to fund current operations through the second quarter of 2007. However, the Company’s continuation as a going concern is ultimately dependent upon achieving the necessary sales to attain profitability. The Company has several large companies as customers. These companies are working with new microdisplay technologies. Integral Vision’s success will be partly dependant on these large companies getting their emerging display technologies into high volume production and placing sales orders with the Company for inspection products to support that production. If sales orders are placed faster than anticipated or are delayed beyond current expectations, management may elect to seek funding through the placement of additional debt or equity. This could result in additional shareholder dillution depending on the terms of the agreement.

The Company also has a potential liability estimated at $220,000 to a certain regulatory agency as of June 30, 2006.

Management’s Discussion of Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2006, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Form 10-QSB.

Revenue Recognition

The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”) and Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

The Company accounts for certain product sales of its flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). The Company recognizes all other product sales with customer acceptance provisions upon final customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the term of the contract. Revenue is reported net of sales commissions.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when we sell the inventory. This estimate is based on several factors, including the condition and salability of our inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk. A review of sales consignment and demonstration inventory revealed that customers typically are using the equipment to confirm its applicability to their situation and then special ordering equipment configured for their specific needs. As such, $153,000 of consignment and demonstration equipment inventory was reclassified to Marketing Demonstration Equipment as capital goods to more accurately reflect how it is being used and is being ammortized over five (5) years.

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

Share Based Compensation

The Company adopted SFAS No. 123R, under the modified prospective transition method on January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The Company continues to use the Black-Scholes option valuation model to dertermine fair value. For more discussion regarding the Black-Scholes model and the assumptions used by the Company, see Note D to the interim condensed consolidated Financial Statements. Primarily as a result of adopting SFAS No. 123R, the Company recognized $28,982 and $79,782 in share-based compensation expense for the three and six months ended June 30, 2006 respectively. As of June 30, 2006, the Company has $202,874 of unrecognized expense related to un-vested share-based compensation.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgement resulting from current and threatened litigation. The Company accrues the cost of an adverse judgement if in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made an accrual for settlement of a complaint filed regarding product shipped to a customer in 2001. The complaint relates to a previous product line and is not associated with the Company’s current business of display inspection.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation regarding product shipped to a customer in 2001. The litigation relates to a previous product line and is not associated with the Company’s current business of display inspection. Management has made an accrual for settlement of the issue. While it is impossible at this time to determine with certainty the ultimate outcome of this litigation, management believes that adequate provision has been made.

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

INTEGRAL VISION, INC.

Dated: August 14, 2006	By:	/s/ Charles J. Drake

Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: August 14, 2006	By:	/s/ Mark R. Doede

Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer