Form 10QSB
period 2006-09-30
INTEGRAL VISION INC
filed 2006-11-14
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES    X         NO ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ____     NO    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ____     NO    X

The number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2006:

Common Stock, No Par Value, Stated Value $.20 Per Share – 29,491,409

Transitional Small Business Format (check one): YES ____     NO    X

INTEGRAL VISION, INC.

FORM 10-QSB Report
September 30, 2006

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets
	as of September 30, 2006 (unaudited) and December 31, 2005	3-4

	Condensed Consolidated Statements of Operations
	(unaudited) for the three months and the nine months ended
	September 30, 2006 and 2005	5

	Consolidated Statement of Stockholders’ Equity (unaudited)	7

	Condensed Consolidated Statements of Cash Flows
	(unaudited) for the nine months ended
	September 30, 2006 and 2005	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	19

Item 3.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 6.	Exhibits	26

	Signatures	29

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	Unaudited
	(in thousands)
ASSETS

CURRENT ASSETS:
Cash	$272	$2,501
Accounts receivable, less allowance of $27,000 ($0 in 2005)	178	77
Inventories - Note A	359	362
Other current assets	107	102
TOTAL CURRENT ASSETS	916	3,042

PROPERTY, PLANT AND EQUIPMENT:
Leasehold Improvements	-	43
Builidng Improvements	4	2
Production and engineering equipment	202	187
Furniture and fixtures	80	80
Vehicles	-	18
Computer equipment	188	166
Marketing demonstration equipment	161	-
	635	496
Less accumulated depreciation	(351)	(382)
	284	114

OTHER ASSETS net of accumulated ammortization of $1,480,000 ($1,436,000 in 2005)	35	71
	$1,235	$3,227

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets – Continued

	September 30,	December 31,
	2006	2005
	Unaudited
	(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$78	$48
Accrued compensation and related costs	310	294
Accrued interest	8	15
Other accrued liabilities	159	108
TOTAL CURRENT LIABILITIES	555	465

Long-term debt	378	378

TOTAL LIABILITIES	933	843

STOCKHOLDERS’ EQUITY:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20
per share; 41,000,000 shares authorized; 29,491,409 shares issued
and outstanding	5,898	5,898
Additional paid-in capital	39,264	39,126
Accumulated deficit	(44,860)	(42,640)
Total Stockholders’ Equity	302	2,384
	$1,235	$3,227

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
Revenues:	(In thousands, except per share data)
Net product sales	$283	$14
Net revenue from product development agreements	70	-
Total net revenues	353	14
Costs of sales:
Costs of sales for products	225	39
Cost of sales for product development agreements	69	-
Depreciation and amortization	4	31
Total costs of sales	298	70
Gross margin (loss)	55	(56)

Other costs and expenses:
Marketing	173	142
General and administrative - net	289	372
Engineering and development - net	254	234
Total other costs and expenses	716	748
Operating loss	(661)	(804)
Other income	2	-
Interest income	6	31
Interest expense	(8)	(7)
Net loss	$(661)	$(780)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.03)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,491	29,466

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Revenues:	(In thousands, except per share data)
Net product sales	$588	$545
Net revenue from product development agreements	172	-
Total net revenues	760	545
Costs of sales:
Costs of sales for products	430	307
Cost of sales for product development agreements	165	-
Depreciation and amortization	48	101
Total costs of sales	643	408
Gross margin	117	137

Other costs and expenses:
Marketing	500	389
General and administrative - net	956	972
Engineering and development - net	911	686
Total other costs and expenses	2,367	2,047
Operating loss	(2,250)	(1,910)
Other income - net	12	22
Interest income	41	52
Interest expense	(23)	(135)
Net loss	$(2,220)	$(1,971)

Basic and diluted loss per share:
Net loss	$(0.08)	$(0.09)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,491	22,860

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity (unaudited)

	Common Stock
	Number of		Additional
	Shares		Paid-In	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2006	29,491,409	$5,898	$39,126	$(42,640)	$2,384

Net loss for the period				(2,220)	(2,220)
Share based compensation			138		138
Balance at September 30, 2006	29,491,409	$5,898	$39,264	$(44,860)	$302

See notes to condensed consolidated financial statements.

INTEGRAL VISION, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,220)	$(1,971)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32	7
Amortization	44	117
Share-based compensation	138	-
Changes in operating assets and liabilities:
Accounts receivable	(101)	(63)
Inventories	(150)	(100)
Other current assets	(5)	1
Accounts payable and other current liabilities	90	(79)
Net Cash Used In Operating Activities	(2,172)	(2,088)

Cash Flows From Investing Activities:
Purchase of property and equipment	(49)	(32)
Additional patent expenditures	(8)	(27)
Net Cash Used In Investing Activities	(57)	(59)

Cash Flows From Financing Activities:
Issuance of preferred stock	-	6,235
Proceeds from exercise of warrants	-	1,865
Proceeds from sale of Class 2 Notes	-	435
Repayments of principal and interest on Class 1 Notes	-	(1,289)
Repayments of principal and interest on Class 2 Notes	-	(1,823)
Repayments of interest on Class 3 Notes	-	(106)
Repayments on short term notes	-	(111)
Proceeds from exercise of stock options	-	5
Net Cash Provided By Financing Activities	-	5,211
Increase (Decrease) in Cash	(2,229)	3,064
Cash at Beginning of Period	2,501	191
Cash at End of Period	$272	$3,255

Supplemental cash flows disclosure:
Interest paid	$30	$457
Reclassification of inventory to equipment	$153	$-

See notes to condensed consolidated financial statements.

Integral Vision, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note A - Significant Accounting Policies

The condensed consolidated financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005, included in the Company’s form 10-KA filed with the Securities and Exchange Commission on March 31, 2006 and the Company’s forms 10-QSB filed with the Securities and Exchange Commission on May 15, 2006 and August 14, 2006.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operations for the three month and the nine month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2006.

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

During the period ended March 31, 2006, the Company began activity associated with a product development agreement where the Company is compensated for a portion of its development costs for a certain best efforts product development. The Company may not be able to find future opportunities like this, but remains open to such development agreements where they facilitate the Company’s strategic goals.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and, for 2005, its 100% owned subsidiary: Integral Vision LTD, United Kingdom (dissolved as of February 1, 2005). Upon consolidation, all significant intercompany accounts and transactions are eliminated.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At September 30, 2006 and December 31, 2005, inventories consisted of the following amounts (net of obsolescence reserves of $97,000 at September 30, 2006 and at December 31, 2005):

	September 30,	December 31,
	2006	2005
	(in thousands)
Raw materials	$221	$154
Work in process	138	55
Finished goods	-	153
	$359	$362

Management periodically performs an analysis of the Company’s inventory to determine if its cost exceeds estimated net realizable value. A review of sales consignment and demonstration inventory revealed that customers typically used the equipment to confirm applicability to their needs and then special order equipment configured for their specific needs. As such, $153,000 of consignment and demonstration equipment inventory was reclassified during the nine months ended September 30, 2006 to Marketing Demonstration Equipment as capital goods to more accurately reflect how it is being used and is being ammortized over five (5) years.

Deferred Revenues

Deferred revenues represent amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At September 30, 2006 and December 31, 2005 there were no deferred revenues.

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

Allocations of General and Administrative Costs and Engineering Costs

The Company allocates a portion of general and administrative expense and a portion of engineering and development expense to cost of sales from product development agreements based on a percentage of direct labor costs. These allocations are limited to the amount of revenues, after direct expenses, under the applicable agreements.

The following is a summary of the allocations made for the three months and nine months ended September 30:

	Three months		Nine Months
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Gross G&A Expense	$304	$372	$986	$972
Less allocation to cost of sales from
product development agreements	(15)	-	(30)	-
Remaining G&A Expense	$289	$372	$956	$972

	2006	2005	2006	2005
	(in thousands)		(in thousands)
Gross Engineering and Development
Expense	$305	$234	$1,031	$686

Less allocation to cost of sales from
product development agreements	(51)	-	(120)	-
Remaining Engineering and
Development Expense	$254	$234	$911	$686

Reclassifications

Certain amounts have been reclassified in prior period presentations to conform to the current period’s presentation.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB interpretation No. 48 (“FIN 48”, “Accounting for Uncertainty in Income Taxes”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on our financial statements.

On September 13, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 on quantifying financial statement misstatements. In summary, SAB 108 states that registrants should use both a balance sheet (iron curtain) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement, and contains guidance on correcting errors under the dual approach.

In addition, SAB 108 provides transition guidance for correcting errors existing in prior years. If prior-year errors that had been previously considered immaterial (based on the appropriate use of the registrants prior approach) now are considered material based on the approach of this SAB, the registrant need not restate prior period financial statements. SAB 108 is effective for Integral Vision’s annual financial statements covering our fiscal year ending December 31, 2006, with earlier application encouraged for any interim period of our current fiscal year and filed after September 13, 2006.

While the Company is considering the effects of implementing its provisions, management does not presently bellieve SAB 108 will have a material impact on Integral Vision’s financial position or results of operations.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s financial statements issued for fiscal periods beginning January 1, 2008. Integral Vision is in the process of analyzing the implications of SFAS No. 157.

Note B – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss
available to common stockholders
Net loss	$(661)	$(780)	$(2,220)	$(1,971)
*there was no effect of dilutive securities see below
Denominator for basic and diluted loss per
share – weighted average shares	29,491	29,466	29,491	22,860
*there was no effect of dilutive securities see below
BASIC AND DILUTED LOSS PER SHARE:	$(0.02)	$(0.03)	$(0.08)	$(0.09)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an antidilutive effect. For additional disclosures regarding stock options see Note D and H.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $57,964 and $137,946 in share-based compensation expense for the three and nine months ended September 30, 2006 respectively. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share for the three months and the nine months ended September 30, 2006. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The fair value of our stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)
Expected Life (in years)	6.0	6.4
Expected volatility	83.23%	101.55%
Risk-free interest rate	4.96%	3.68%
Expected dividend yield	0%	0%
Expected forfiture rate	0%	0%

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

The following table summarizes share-based compensation expense related to share-based awards under SFAS No. 123R for the three and nine months ended September 30, 2006, which is recorded in the statement of operations in the following catagories:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)
Marketing expense	$12	$27
Engineering and Development Expense	32	76
General and Administrative Expense	14	35
Total share based compensation expense	$58	$138

As of September 30, 2006, the Company has $144,910 of unrecognized expense related to un-vested share-based compensation.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The fair value of each option grant was estimated with the following weighted-average assumptions for the three and nine months ended September 30, 2005

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands)
Expected Life (in years)	7.0	7.0
Expected volatility	125.6%	125.6%
Risk-free interest rate	2.00%	2.00%
Expected dividend yield	0%	0%
Expected forfiture rate	0%	0%

The following table presents the pro forma net loss and basic and diluted loss per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock options awards, consistent with the methods prescribed by SFAS 123, as amended by SFAS 148:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(in thousands, except per share data)
Net loss:
Net loss, as reported	$(780)	$(1,971)

Deduct: Total stock-based compensation
expense determined under fair value method
for all awards, net of related tax effects	(51)	(198)
Pro forma net loss	$(831)	$(2,169)

Basic and diluted earnings per share:
Basic and diluted - as reported	$(0.03)	$(0.09)

Basic and diluted - pro forma	$(0.03)	$(0.09)

A summary of option activity under all plans for the nine months ended September 30, follows:

	2006
		Weighted Average
	Shares	Exercise Price
	(number of shares in thousands)
Outstanding at December 31, 2005	1,114	$0.97
Granted	210	1.50
Exercised	0	0.00
Expired	(15)	6.25
Outstanding at September 30, 2006
($.10 to $5.63 per share)	1,309	1.00

Exercisable ($.10 to $5.63 per share)	1,099	$0.90

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at September 30, 2006 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable
(number of shares in thousands)
$.10 to $1.40	938	5.9	938
$1.50 to $ 5.63	371	8.1	161
$.10 to 5.63	1,309	6.5	1,099

As of September 30, 2006, the Company had $378,000 in outstanding Class 3 Notes payable that are convertible into the Company’s common stock at $1.00 per share. The notes are due April 1, 2008 and interest is paid semi-annually at 8%.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at September 30, 2006 is as follows:

	(number of shares in thousands)
Warrants	$1.60	3,500	3.53	3,500
Class 2 Note (1)	$1.00	321	2.48	321
Class 3 Notes	$1.00	378	1.50	378
1995 Employee Stock Option Plan	$0.99	360	3.96	360
1999 Employee Stock Option Plan	$0.27	355	5.50	355
2004 Employee Stock Option Plan	$1.44	594	8.67	384
	$1.38	5,508	4.04	5,298

(1) The table has been corrected since the Company’s 10-QSB dated as of June 30, 2006 to reflect warrants issued thru April 12 of 2005. These warrants do not have a dilutive effect on earnings.

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

The following table illustrates the changes in our warranty reserves for the nine months ended September 30, 2006 and 2005:

	Amount	Amount
	2006	2005
	(in thousands)
Balance as of December 31	$80	$155
Charges/credits to expense	-	26
Utilization/payment	(3)	-
Balance as of March 31	$77	$181

Charges/credits to expense	5	(35)
Utilization/payment	(7)	(3)
Balance as of June 30	$75	$143

Charges/credits to expense	12	-
Utilization/payment	(7)	-
Balance as of September 30	$80	$143

Legal Matters

The Company is involved in litigation regarding product shipped to a customer in 2001. The litigation relates to a previous product line and is not associated with the Company’s current business of display inspection. Management has negotiated a settlement and made an accrual for the settlement amount which does not have a material effect on the Company’s financial statements.

NOTE F - Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company has incurred losses from operations in the current and corresponding prior nine month periods of $2,220,000 and $1,971,000 respectively. Further during the years 2005, 2004, and 2003 the Company incurred losses of $2.7 million, $2.4 million, and $1.9 million, respectively. The continuing losses raise substantial doubt about the Company's ability to continue as a going concern.

In order to help fund current operations, management has made arrangements to sell up to $500,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The terms of these notes and their potential dilution are described more fully in Note H - Subsequent Events. Management believes that other sources are available if additional funding is needed.

The Company believes that with the sale of the notes, existing backlog and anticipated orders based on quote activity and technical and other discussions with customers, and additional funding if needed, it should have sufficient resources to fund current operations through the fourth quarter of 2007. However, the Company’s continuation as a going concern is ultimately dependent upon achieving the necessary sales to attain profitability. The Company has several large companies as customers. These companies are working with new microdisplay technologies. Integral Vision’s success will be partly dependant on these large companies getting their emerging display technologies into high volume production and placing sales orders with the Company for inspection products to support that production.

The condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Note G – Other Matters

The Company has recorded a potential liability estimated at $220,000 to a certain regulatory agency as of September 30, 2006.

Note H – Subsequent Events

Stock Options

The Compensation Committee of the Board of Directors modified the terms of the Company’s May 16, 2006 option award program. The modification which is effective October 24, 2006 changed the exercise/strike price from $1.50 to $.60 per share and changed the vesting period from one year to two years.

The financial statement impact of the modifications, which was determined in accordance with SFAS 123R increased the award program cost by $18,792. This amount added to the unrecognized cost of $144,910 for the original option award program is $163,702 and will be recognized ratably as compensation cost over the vesting period remaining at the modification date plus one year.

Management believes that the option award program modifications were necessary to provide the Company with an effective means of retaining and motivating officers and key employees and to provide them with incentives to enhance the growth and profitability of the Company.

Class 2 Notes

Management has made arrangements to sell up to $500,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of the Company’s Common Stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will expire May 31, 2007. Management anticipates selling these notes during the fourth quarter of 2006 and the first first quarter of 2007.

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

During the period ended March 31, 2006 the Company began activity associated with a product development agreement with Energy Conversion Devices (ECD) where the Company is compensated for a portion of its costs for the development of online inspection for a continuous web of display material. This best efforts subcontract with ECD proceeds from a contract from the United States Display Consortium. The Company may not be able to find future opportunities like this, but remains open to such development agreements where they facilitate the Company’s strategic goals.

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

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Net revenues increased $339,000 to $353,000 in the third quarter of 2006 from $14,000 in the third quarter of 2005. The increase in net revenue was primarily attributable to an increase to $280,000 in revenue from sales of the Company’s flat panel display inspection products in the third quarter of 2006 compared to $13,000 of sales from that product line in the comparable 2005 period. Additionally, the third quarter of 2006 included $70,000 of revenue from product development agreements; there were no such revenues in 2005.

Costs of sales increased $228,000 (326%) to $298,000 (84.4% of sales) in the third quarter of 2006 compared to $70,000 (5000.0% of sales) in the third quarter of 2005. This was primarily due to an increase in material costs as a result of the higher sales of flat panel display inspection products in the 2006 period. Additionally, the third quarter of 2006 included $69,000 in costs related to product development agreements while there were no such costs in 2005.

Marketing costs increased $31,000 (21.8%) to $173,000 in the third quarter of 2006 compared to $142,000 in the third quarter of 2005. This was attributable to increased staffing and related costs and the amortization of share-based compensation as required by SFAS 123R.

General and administrative costs decreased $83,000 (22.3%) to $289,000 in the third quarter of 2006 compared to $372,000 in the third quarter of 2005. $15,000 of general and administrative costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note A to the Condensed Consolidated Financial Statements.) Without this allocation, general and administrative costs would have decreased by $68,000 (18.3%) from the third quarter of 2005 to $304,000. This is attributable to a reduction in legal and consulting fees partially offset by the amortization of share-based compensation as required by SFAS 123R.

Engineering and development expenditures increased $20,000 (8.5%) to $254,000 in the third quarter of 2006 compared to $234,000 in the third quarter of 2005. $51,000 of engineering costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain engineering costs to cost of goods sold see Note A to the Condensed Consolidated Financial Statements.) Without this allocation, engineering costs would have increased by $71,000 (30.3%) over the third quarter of 2005 to $305,000. This is primarily attributable to additional staffing and related costs, increases in outside services, and the amortization of share-based compensation as required by SFAS 123R.

Interest income decreased $25,000 to $6,000 in 2006 from $31,000 in 2005. The decrease was primarily attributable to the use of cash reserves for daily operations.

Interest expense remained essentially the same at $8,000 in the third quarter of 2006 compared to $7,000 in the third quarter of 2005.

Nine months Ended September 30, 2006 Compared with Nine months Ended September 30, 2005

Net revenues increased $215,000 (39.4%) to $760,000 in 2006 from $545,000 in 2005. The increase in net revenue was primarily attributable to an increase of $172,000 in revenue from product development agreements; there were no such revenues in 2005. Additionally sales of the Company’s flat panel display inspection products increased $43,000 in the first nine months of 2006 compared to sales from that product line in the comparable 2005 period.

Costs of sales increased $235,000 (57.6%) to $643,000 (84.6% of sales) in 2006 compared to $408,000 (74.9% of sales) in 2005. This was primarily due to an increase of $165,000 in costs related to product development agreements. Costs of sales for product development agreements are recorded in amounts equal to the revenue recognized and therefore do not contribute significantly to gross margin. See Note A to the Condensed Consolidated Financial Statements Revenue Recognition and Note A to the Condensed Consolidated Financial Statements Allocations of General and Adminstrative Costs and Engineering Costs for further discussion of product development agreements.

Marketing costs increased $111,000 (28.5%) to $500,000 in 2006 compared to $389,000 in 2005. This is primarily attributable to increased staffing and related costs, the amortization of share-based compensation as required by SFAS 123R, and increased shipping and import/export fees associate with placing demonstration equipment on customers sites in Asia.

General and administrative costs decreased $16,000 (1.6%) to $956,000 in 2006 compared to $972,000 in 2005. $30,000 of general and administrative costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note A to the Condensed Consolidated Financial Statements.) Without this allocation, general and administrative costs would have increased slightly by $14,000 (1.4%) over 2005 to $986,000.

Engineering and development expenditures increased $225,000 (32.8%) to $911,000 in 2006 compared to $686,000 in 2005. $120,000 of engineering costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain engineering costs to cost of goods sold see Note A to the Condensed Consolidated Financial Statements.) Without this allocation, engineering costs would have increased by $345,000 (50.3%) over 2005 to $1,031,000. This is primarily attributable to increases for additional staffing and related costs, outside services, and the amortization of share-based compensation as required by SFAS 123R.

Interest income decreased $11,000 (21.1%) to $41,000 in 2006 from $52,000 in 2005. The decrease was primarily attributable to the use of cash reserves for daily operations.

Interest expense decreased $112,000 to $23,000 in 2006 compared to $135,000 in 2005. The decrease is primarily attributable to the repayment of Class 1, Class 2, and Class 3 Notes and other debt in the second quarter of 2005.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2006 used cash of approximately $2,172,000 primarily due to the Company’s loss from operations of $2,220,000.

The Company’s investing activities included the purchase of approximately $49,000 of equipment and $8,000 for patents in the nine months ended September 30, 2006. Additionally, $153,000 of consignment and demonstration equipment was reclassified from inventory to Marketing Demonstration Equipment as capital goods to more accurately reflect how it is being used. Management has made arrangements to sell up to $500,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The terms of these notes and the potential dilution are described more fully in Note H - Subsequent Events. Management believes that sources are available if additional funding is needed. This could result in additional shareholder dilution depending on the final terms of the agreement.

The Company believes that with the sale of the notes, existing backlog and anticipated orders based on quote activity and technical and other discussions with customers, and additional funding if needed, it should have sufficient resources to fund current operations through the fourth quarter of 2007. However, the Company’s continuation as a going concern is ultimately dependent upon achieving the necessary sales to attain profitability. The Company has several large companies as customers. These companies are working with new microdisplay technologies. Integral Vision’s success will be partly dependant on these large companies getting their emerging display technologies into high volume production and placing sales orders with the Company for inspection products to support that production.

The Company also has recorded a potential liability estimated at $220,000 to a certain regulatory agency as of September 30, 2006.

Management’s Discussion of Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2006, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note A to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Form 10-QSB.

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

Share Based Compensation

The Company adopted SFAS No. 123R, under the modified prospective transition method on January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. The Company continues to use the Black-Scholes option valuation model to dertermine fair value. For more discussion regarding the Black-Scholes model and the assumptions used by the Company, see Note D to the interim condensed consolidated Financial Statements. Primarily as a result of adopting SFAS No. 123R, the Company recognized $57,964 and $137,946 in share-based compensation expense for the three and nine months ended September 30, 2006 respectively. As of September 30, 2006, the Company has $144,910 of unrecognized expense related to un-vested share-based compensation.

The Compensation Committee of the Board of Directors modified the terms of the Company’s May 16, 2006 option award program. The modification which is effective October 23, 2006 changed the exercise/strike price from $1.50 to $.60 and changed the vesting period from one year to two years.

The financial impact of the modifications, which was determined in accordance with SFAS 123R increased the award program cost by $18,792. This amount added to the unrecognized cost of $144,910 for the original option award program is $163,702 and will be recognized ratably as compensation cost over the vesting period remaining at the modification date plus one year.

Management believes that the option award program modifications were necessary to provide the Company with an effective means of retaining and motivating officers and key employees and to provide them with incentives to enhance the growth and profitability of the Company.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgement resulting from current and threatened litigation. The Company accrues the cost of an adverse judgement if in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made an accrual for settlement of a complaint filed regarding product shipped to a customer in 2001 which does not have a material effect on the Company’s financial statements. The complaint relates to a previous product line and is not associated with the Company’s current business of display inspection

Item 3. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in litigation regarding product shipped to a customer in 2001. The litigation relates to a previous product line and is not associated with the Company’s current business of display inspection. Management has negotiated a settlement and made an accrual for the settlement amount which does not have a material effect on the Company’s financial statements.

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

4.9	Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant.

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

10.4

Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0- 12728, and incorporated herein by reference).

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

INTEGRAL VISION, INC.

Dated: November 14, 2006	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 14, 2006	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer