Form 10QSB/A
period 2006-09-30
INTEGRAL VISION INC
filed 2006-11-15
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Form 10-QSB for Integral Vision, Inc. is to attach Exhibit 4.9, which, due to a technical error on the part of our filing agent, was inadvertently omitted from the Form 10-QSB that was submitted to the Securities and Exchange Commission on November 14, 2006, accession number 0000930413-06-007986. Part I and Part II of that submission are incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: November 15, 2006	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 15, 2006	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer