Form 10KSB
period 2006-12-31
INTEGRAL VISION INC
filed 2007-03-19
CIK 719152

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______ .

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (248) 668-9230

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value, Stated Value $.20 Per Share
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

State issuer’s revenues for its most recent fiscal year: $859,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $5,249,492 as of March 17, 2007.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common Stock 29,511,409 shares as of March 17, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Portions of the annual proxy statement for the year ended December 31, 2006 are incorporated by reference into Part III.

Transitional Small Business Format (check one): Yes  ☐    No  ☑

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. The information included in this Form 10-KSB is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein. Accordingly, we caution readers not to place undue reliance on such statements.

Part I

ITEM 1. Description of Business

Overview

Integral Vision, Inc., a Michigan corporation (or the "Company"), was incorporated in 1978. The Company develops, manufactures and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company primarily inspects microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Integral Vision’s products primarily use machine vision to evaluate operating displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application. Integral Vision’s customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of the Company’s sales originate in the United States, Asia, or Europe. The Company's products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

Automated inspection has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. The Company’s automatic inspection systems can inspect parts at a lower cycle time and with greater repeatability than is possible with human inspectors. While the Company has several large companies as customers, these customers are working with new microdisplay technologies. Integral Vision’s success will be substantially dependant on these customers getting their emerging display technologies into high volume production.

Products

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

Lifetime Tester - Integral Vision’s Lifetime Tester product evaluates changes in display luminance, color and other performance characteristics over time. The Lifetime Tester facilitates the process of comparing different display manufacturing processes and formulas by evaluating large numbers of samples side by side to determine their life characteristics. This allows design and process engineers to efficiently evaluate the effectiveness of proposed design and process changes off line prior to implementation.

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

LCI Professional - Applications formerly done with LCI-Professional are now primarily done with IVSee. See description above.

Marketing

The Company generally markets its vision products to end users, but the Company has had success integrating its products with OEM’s in certain circumstances. Although sales are made worldwide, the Company’s strongest presence is maintained in the US (through Company employees), and in Asia and Europe (through sales representatives).

Competition

Presently, most final inspection of small flat panel displays is manual. Higher resolution, increased brightness, and increased contrast in newer versions of the displays are stretching human capabilities to do the inspections. Automated inspection offers a good return on investment as it uses less clean room space, requires fewer fixtures and hardware because of a faster cycle time, and reduces the labor required for inspection. Competition for machine vision based microdisplay and small flat panel display inspection comes primarily from Westar Display Technologies, Inc.

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

Major Customers

The nature of the Company’s product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2006, sales to Qualcomm MEMS Technologies, Texas Instruments, Energy Conversion Devices, and DuPont represented 31%, 21%, 21% and 14% of net sales, respectively. There were no amounts due from these customers at December 31, 2006. For 2005, sales to Hewlett Packard and Texas Instruments represented 71% and 21% of net sales, respectively. Approximately $75,000 was due from one of these customers at December 31, 2005.

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

Governmental Approvals and Regulations

The Company is not subject to government approvals for any of its primary products or services. Certain applications using laser technology require compliance with CDRH Section 21 CFR 1040.

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. The Company believes that continued and timely development of new products and enhancements to existing products is necessary to maintain its competitive position. Accordingly, the Company devotes a significant portion of its personnel and financial resources to product development programs and seeks to maintain close relationships with customers to remain responsive to their needs. During the period ended March 31, 2006 the Company began activity associated with a product development agreement with Energy Conversion Devices (ECD) where the Company is compensated for a portion of its costs for the development of online inspection for a continuous web of display material. This best efforts subcontract with ECD proceeds from a contract from the United States Display Consortium. The Company’s net engineering and product development costs amounted to $1.2 million and $960,000 in 2006 and 2005, respectively. The Company’s current product development efforts are primarily directed to Flat Panel Display and Component Inspection products.

Environmental Factors

The costs to the Company of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 17, 2007, the Company had 18 permanent employees, all full time, compared to 21 at February 28, 2006 and 16 at February 28, 2005. None of the Company's employees are represented by a labor union.

ITEM 2. Description of Properties

On October 19, 2005, the Company entered into a lease agreement to lease a light industrial building containing approximately 14,000 square feet at 49113 Wixom Tech Drive, Wixom, Michigan. The five year lease commenced on January 1, 2006. Manufacturing, engineering and administrative functions of Integral Vision are performed at this location.

ITEM 3. Legal Proceedings

The Company is not currently involved in any litigation other than routine litigation that is incidental to the Company’s business.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol INVI. The table below shows the high and low sales prices for the Company's common stock for each quarter in the past two years. These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, commissions or other transaction costs and may not represent actual transactions.

	2005				2006
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
High	$2.43	$2.06	$2.10	$2.00	$2.00	$1.80	$1.30	$0.75
Low	1.30	1.16	1.32	1.35	1.56	0.94	0.49	0.28

Holders

As of March 17, 2007, there were approximately 310 holders of record of the Company’s Common Stock. This figure does not reflect the approximately 1,500 beneficial stockholders whose shares are in nominee names.

Dividend Policy

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases

The Company did not repurchase any equity securities during the years ended December 31, 2006 and 2005.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2006.

	Equity Compensation Plan Information
Plan Category	Number of Securities to issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
	(a)	(b)	c
Equity compensation plans approved by security holders	1,308,500	$0.95	409,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,308,500	$0.95	409,000

The Company has three active equity compensation plans, all of which have been approved by its shareholders: 1995 Employee Stock Option Plan, 1999 Employee Stock Option Plan, and 2004 Employee Stock Option Plan.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integral Vision, Inc. (or the "Company") develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. The Company's revenues are primarily derived from the sale of flat panel display inspection equipment. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as ameded (The “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as ameded (The “Securities Act”). Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the ability of the company to obtain volume orders from its larger customers; general economic conditions and conditions in the specific industries in which the Company has significant customers; price fluctuations in the materials purchased by the Company for assembly into final products; competitive conditions in the Company’s markets and the effect of competitive products and pricing; and technological development by the Company, its customers and its competition. As a result, the Company’s results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission. These forward-looking statements represent the Company’s best estimates as of the date of this document. The Company assumes no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations - Year Ended December 31, 2006, compared to the year ended December 31, 2005

Net revenues for 2006 increased $149,000 (21.7%) to $835,000 from $686,000 in 2005. Revenue is reported net of sales commission expense which was approximately $24,000 in 2006 compared to approximately$10,000 in 2005. Revenue for 2006 includes $172,000 from Product Development Agreements while there was no Product Development Revenue in 2005. Sales from the flat panel display inspection product line were $649,000 in 2006, down slightly from $666,000 in 2005.

Direct costs of sales for 2006 increased $123,000 (20.0%) to $741,000 (approximately 88.7% of sales) from $618,000 (approximately 90.1% of sales) in 2005. This was primarily due to an increase of $200,000 in costs related to product development agreements, partially offset by lower costs for flat panel display inspection equipment. Costs of sales for product development agreements are recorded in amounts equal to the revenue recognized and therefore do not contribute significantly to gross margin. See Note A to the Financial Statements Revenue Recognition and Note A to the Financial Statements Allocations of General and Adminstrative Costs and Engineering Costs for further discussion of product development agreements.

Marketing costs for 2006 were $653,000, a $124,00 (23.4%) increase over the $529,000 spent in 2005. This is primarily attributable to increased staffing and related costs, the amortization of share-based compensation as required by SFAS 123R in the amount of $33,000, and increased shipping and import/export fees associate with placing demonstration equipment on customers sites in Asia.

General and administrative costs for 2006 were essentially unchanged from 2005 at $1.25 million. $38,000 of general and administrative costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note A to the Financial Statements.) Without this allocation, general and administrative costs would have increased slightly by $38,000 (3.1%) over 2005 to $1.28 million. Expense allocated to G&A for amortization of share based compensation as required by SFAS 123R for 2006 was approximately $43,000.

Engineering and product development expenditures increased $254,000 (26.5%) to $1.21 million in 2006 compared to $960,000 in 2005. $137,000 of engineering costs were allocated to costs of sales for product development agreements. (For more information on the allocation of certain engineering costs to cost of goods sold see Note A to the Financial Statements.) Without this allocation, engineering costs would have increased by $391,000 (40.7%) over 2005 to $1.35 million. This is primarily attributable to increases for additional staffing and related costs, outside services, and the amortization of share-based compensation as required by SFAS 123R in the amount of $94,000 in 2006.

Other income was $46,000 and $59,000 in 2006 and 2005, respectively. The Company received approximately $36,000 in royalties in 2006 compared to $17,000 in 2005.

Interest expense decreased $111,000 to $32,000 in 2006 compared to $143,000 in 2005. The decrease is primarily attributable to significantly reduced debt for all of 2006 compared to the first half of 2005 (see Note C to financial statements).

Seasonality and Quarterly Fluctuations

The Company's revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. The Company's reliance on large orders has contributed to the variability of the Company's operating results.

Liquidity and Capital Resources

Operating activities for 2006 used cash of approximately $2.7 million primarily due to the Company’s loss from operations. Changes in working capital used cash of $25,000, which was primarily due to an increase in inventory of $172,000, a decrease in accounts receivable of $56,000, and an increase in accounts payable of $108,000.

The Company’s investing activities included primarily the purchase of approximately $49,000 of equipment in 2006 and $12,000 for legal and patent office fees for new patent applications.

The Company’s financing activities included net proceeds of $350,000 from the issuance of Class 2 Notes. The Company paid $30,000 of interest on Class 3 Notes.

On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company issued 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. Each share of the Series A Convertible Preferred Stock was converted into 1,000 shares of unregistered common stock upon the approval of an increase in the Company’s authorized shares of common stock at a meeting of the stockholders on May 26, 2005. The Common Stock Warrants for the purchase of up to 3.5 million shares of common stock are exercisable at $1.60 per share for a period of five years. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, and for working capital. The Company has repaid all of the outstanding principal and interest on the Class 1 and Class 2 Notes outstanding at that time. The note holders then exercised their warrants attached to the notes for which the exercise price of the warrant was $1.00 or less. This resulted in the issuance of 6,195,014 shares of restricted common stock. The Class 3 note holders converted their notes for which the conversion price was $1.00 or less, resulting in the issuance of 1,269,757 shares of restricted common stock. The outstanding interest on the Class 3 notes was paid. Additionally, the Company has repaid other obligations totaling approximately $190,000.

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

Long term debt remaining at December 31, 2006 consists of $378,000 of convertible Class 3 Notes at a conversion price of $1.00. Interest on these Notes is paid semi-annually at a stated rate of 8.0%. The Class 3 Notes mature in April 2008.

Management has made arrangements to issue up to $500,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of the Company’s Common Stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature May 31, 2007. As of December 31, 2006 the Company had issued $350,000 of the $500,000 of Class 2 Notes, $300,000 of which were purchased by related parties. Management anticipates issuing the balance of these notes during the first quarter of 2007. As of December 31, 2006, the noteholders have earned 19,710 warrants, none of which are issued. The Company’s present cash position requires it to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders. Refer to Note P - Subsequent Events for recent activity associated with Class 2 Notes. Management expects to refinance these notes as part of its plan to raise additional capital in the second or third quarter of 2007 to fund operations through at least the first quarter of 2008 and provide working capital for anticipated orders.

For further discussion regarding the Company’s obligations, see Note C—Long Term Debt and Other Financing Arrangements and Note P - Subsequent Events.

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

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arragements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Share-based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). The Statement requires that the calculated cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement was effective for the Company beginning January 1, 2006. The “modified prospective” method was required upon adoption; accordingly, results of prior periods have not been restated. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized after the effective date as the awards vest. As of January 1, 2006, the Company implemented SFAS No.123(R), with share-based compensation expense now reflected in the Company’s statements of operations for the year ending December 31, 2006. See Note I in the Financial Statements for additional information regarding the adoption of SFAS No.123(R).

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of January 1, 2006. The Company’s adoption of SFAS No. 154 did not have a significant impact on the Company’s results of operations, financial position, or cash flows.

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

In addition, SAB 108 provides transition guidance for correcting errors existing in prior years. If prior-year errors that had been previously considered immaterial (based on the appropriate use of the registrants prior approach) now are considered material based on the approach of this SAB, the registrant need not restate prior period financial statements. SAB 108 is effective for Integral Vision’s annual financial statements covering our fiscal year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on Integral Vision’s financial position or results of operations for the year ended December 31, 2006.

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

Management’s Discussion of Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by Management to be the most important to an understanding of the Company’s financial statements, because their application places the most significant demands on Management's judgment and estimates about the effect of matters that are inherently uncertain. Management’s assumptions and estimates were based on the facts and circumstances known at December 31, 2006, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note A of the Notes to Financial Statements included in Item 7 of this report.

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

Revenue is also derived through business agreements for product development. The Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically the agreements require “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. The Company evaluates on a quarterly basis the status of its inventory to ensure the amount recorded in the financial statements reflects the lower of the Company’s cost or the value it expects to receive when the inventory is sold. This estimate is based on several factors, including the condition and salability of the inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, the Company forecasts the upcoming usage of current stock. The Company records reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.
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

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2006.

ITEM 7. Financial Statements and Supplementary Data

The annual financial statements and results of operations are submitted in separate sections of this report.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 8A. Controls and Procedures

Controls and Procedures

a)	Evaluation of disclosure controls and procedures
The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

b)	Changes in internal controls
There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 8B. Other Information

None

Part III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 9 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2006.

ITEM 10. Executive Compensation

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2006.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2006.

ITEM 12. Certain Relationships and Related Transactions, and Director Independence

Item 12 information is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2006.

ITEM 13. Exhibits

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

4.2
Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Consent to Modifications dated March 6, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.
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

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.8	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).
23.1	Consent of Rehmann Robson, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

ITEM 14. Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: March 17, 2007

By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer and Chief Financial Officer

Date: March 17, 2007

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: March 17, 2007

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: March 17, 2007

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: March 17, 2007

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: March 17, 2007

/S/ SAMUEL O. MALLORY	Director
Samuel O. Mallory

Date: March 17, 2007

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheet of Integral Vision, Inc. as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (UnitedStates) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integral Vision, Inc. of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in Note O to the financial statements, the Company is sustaining recurring losses from operations and is having difficulties in achieving the necessary sales to attain profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rehmann Robson
Troy, Michigan
March 17, 2007

Balance Sheet
Integral Vision, Inc.

December 31
2006
(in thousands)
Assets
Current assets
Cash	$57
Accounts receivable	21
Inventories - Note A	381
Other current assets	119
Total current assets	578

Property and equipment
Building improvements	4
Production and engineering equipment	203
Furniture and fixtures	80
Computer equipment	188
Marketing/demonstration equipment	161
636
Less accumulated depreciation	369
Net property and equipment	267

Other assets - net of accumulated amortization of $1,483,000	36
36
$881

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$350
Accounts payable	170
Accrued compensation and related costs	308
Accrued interest	17
Other accrued liabilities	78
Total current liabilities	923

Long-term debt	378
Total liabilities	1,301

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-
Common stock, without par value, stated value $.20 per share; 41,000,000 shares authorized; 29,491,409 shares issued and outstanding	5,898
Additional paid-in capital	39,296
Accumulated deficit	(45,614)
Total stockholders' deficit	(420)
$881

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,
	2006	2005
Revenues:
	(In thousands, except per share data)
Net product sales	$663	$686
Net revenue from product development agreements	172	-
Total net revenues (See Note-B)	835	686
Costs of sales:
Costs of sales for products	488	488
Cost of sales for product development agreements	199	-
Depreciation and amortization	54	130
Total costs of sales	741	618
Gross margin	94	68

Other costs and expenses:
Marketing	653	529
General and administrative - net	1,250	1,251
Engineering and development - net	1,214	960
Total other costs and expenses	3,117	2,740
Operating loss	(3,023)	(2,672)
Other income	46	59
Interest income	42	78
Interest expense	(32)	(143)
Foreign currency translation (loss)	(7)	(1)
Loss from operations before income taxes	(2,974)	(2,679)
Income taxes	-	-
Net loss	$(2,974)	$(2,679)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.11)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	29,491	24,531

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2005	14,877,638	$2,976	$-	$33,018	$(39,961)	$(3,967)
Net loss for the year					(2,679)	(2,679)
Warrants exercised	6,195,014	1,239		503		1,742
Class 3 notes converted into shares of common stock	1,269,757	254		724		978
Shares sold and issued	117,000	23	7,000	(718)		6,305
Series A Preferred Stock converted into shares of common stock	7,000,000	1,400	(7,000)	5,600		-
Common stock options exercised	32,000	6		(1)		5
Balances at December 31, 2005	29,491,409	$5,898	$-	$39,126	$(42,640)	$2,384
Net loss for the year					(2,974)	(2,974)
Share based compensation				170		170
Balances at December 31, 2006	29,491,409	$5,898	$-	$39,296	$(45,614)	$(420)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2006	2005
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,974)	$(2,679)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	48	11
Amortization	48	147
Share based compensation	170	-
Changes in operating assets and liabilities:
Accounts receivable	56	(32)
Inventories	(172)	39
Other current assets	(17)	(59)
Accounts payable and other current liabilities	108	(193)
Net cash used in operating activities	(2,733)	(2,766)

Cash Flows From Investing Activities:
Purchase of property and equipment	(49)	(104)
Additional patent expenditures	(12)	(31)
Net cash used in investing activities	(61)	(135)

Cash Flows From Financing Activities:
Issuance of preferred stock	-	6,235
Proceeds from exercise of warrants	-	1,865
Proceeds from sale of Class 2 Notes	350	435
Repayments of principal and interest on Class 1 Notes	-	(1,289)
Repayments of principal and interest on Class 2 Notes	-	(1,823)
Repayments of interest on Class 3 Notes	-	(106)
Repayments of short term notes	-	(111)
Proceeds from exercise of stock options	-	5
Net cash provided by financing activities	350	5,211
Increase (decrease) in cash	(2,444)	2,310
Cash at beginning of year	2,501	191
Cash at end of year	$57	$2,501

Supplemental cash flows information:
Interest Paid	$30	$473
Supplemental noncash investing activity:
Reclassification of inventory to equipment	$153	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements
Integral Vision, Inc.

Note A - Nature of Business

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

Major Customers

The nature of the Company’s product offerings may produce sales to one or a small number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on the Company’s results of operations. For 2006, sales to Qualcomm MEMS Technologies, Texas Instruments, Energy Conversion Devices, and DuPont represented 31%, 21%, 21% and 14% of net sales, respectively. There were no amounts due from these customers at December 31, 2006. For 2005, sales to Hewlett Packard and Texas Instruments represented 71% and 21% of net sales, respectively. Approximately $75,000 was due from one of these customers at December 31, 2005.

Note B - Summary of Significant Accounting Policies

Principles of Consolidation

The Company owns 100% of an inactive subsidiary: Integral Vision LTD, United Kingdom. The subsidiary was dissolved as of February 1, 2005. The subsidiary did not have any operations during the year ended December 31, 2005. Therefore nothing was required to be consolidated.

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

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Accounts Receivable

Trade accounts receivable, during the year, primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. The Company at times maintains an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors. An allowance for doubtful accounts was not required at December 31, 2006.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. The Company assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, inventories consisted of the following amounts (net of an obsolescence allowance of $79,000 in 2006):

2006
(in thousands)
Raw materials	$214
Work in process	167
Finished goods	-
$381

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

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (building improvements-40 years, other property and equipment-3 to 10 years).

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

No software development costs were capitalized during 2006. Amortization of the costs capitalized prior to 2003 amounted to $38,000 and $113,000 in 2006 and 2005, respectively. These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation. The software amortized over the period is the Company’s microdisplay inspection software toolbox including vision processing algorithms and the Company’s patented sequence development and execution software. These software components are used in the products sold by the Company.

Patents

Total patent costs incurred and capitalized by the Company were $12,000 and $30,000 in 2006 and 2005, respectively. Patents are stated at cost less accumulated amortization. Amortization of the patents amounted to $9,000 and $18,000 in 2006 and 2005, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At December 31, 2006 there was no deferred revenue.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

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

The Company accounts for certain product sales of its flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). The Company recognizes all other product sales with customer acceptance provisions upon final customer acceptance. The Company recognizes revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $24,000 and $10,000 for the years ended 2006 and 2005 respectively.

Revenue is also derived through business agreements for product development. The Company conducts specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically the agreements require “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing the Company, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Allocations of General and Administrative Costs and Engineering Costs

The Company allocates a portion of general and administrative expense and a portion of engineering and product development expense to cost of sales from product development agreements based on a percentage of direct labor costs. These allocations are limited to the amount of revenues, after direct expenses, under the applicable agreements.

The following is a summary of the allocations made for the twelve months ended December 31:

	Twelve Months
	2006	2005
	(in thousands)
Gross G&A Expense	$1,288	$1,251
Less allocation to cost of sales from product development agreements	(38)	-
Remaining G&A Expense	$1,250	$1,251

	Twelve Months
	2006	2005
	(in thousands)
Gross Engineering and Development Expense	$1,351	$960
Less allocation to cost of sales from product development agreements	(137)	-
Remaining Engineering and Development Expense	$1,214	$960

Concentrations of Credit and Other Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. A significant portion of the Company’s customers are located in Asia, primarily Japan, Taiwan, and Korea, and in Europe. Therefore, the Company’s sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. The Company generally does not require collateral for most of its trade accounts receivable. For sales to some of its customers in certain geographic regions, the Company requires letters of credit. Substantially all of the Company’s revenue is invoiced in U.S. dollars. For 2006, sales to four of the Company’s customers represented 85% of the Company’s total net revenue. The Company believes its credit evaluation and monitoring mitigates its credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $58,000 and $56,000 in 2006 and 2005, respectively.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before the Company is able to realize their benefit, or future deductibility is uncertain. All deferred tax assets are offset by a valuation allowance.

Common Stock Options

Prior to 2006, the Company followed APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted SFAS No. 123R, under the modified prospective transition method on January 1, 2006 (see Recently Issued Accounting Standards and Note I below).

Translation of Foreign Currencies

Most sales are made in US dollars. Occasionally a sale may be made in Euros or Japanese Yen. Any transaction gains and losses are reflected in operating results and are generally not significant

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year's presentation.

Contingencies and Litigation

The Company makes an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. The Company had no such accruals at December 31, 2006.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Share-based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). The Statement requires that the calculated cost resulting from all share-based payment transactions be recognized in the financial statements. The Statement also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. The Statement was effective for the Company beginning January 1, 2006. The “modified prospective” method was required upon adoption; accordingly, results of prior periods have not been restated. Under the modified prospective method, the Statement applies to new awards and to awards modified, repurchased or cancelled after the effective date. Additionally, compensation cost for the unvested portion of awards as of the effective date is required to be recognized after the effective date as the awards vest. As of January 1, 2006, the Company implemented SFAS No.123(R), with share-based compensation expense now fully reflected in the Company’s statements of operations for the year ended December 31, 2006.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3 (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement is effective for the Company as of January 1, 2006. The adoption of SFAS No. 154 did not impact the Company’s display of financial position, results of operations, or cash flows.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”, “Accounting for Uncertainty in Income Taxes”). FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of the Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the impact of FIN 48 on the Company’s financial statements.

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

In addition, SAB 108 provides transition guidance for correcting errors existing in prior years. If prior-year errors that had been previously considered immaterial (based on the appropriate use of the registrants prior approach) now are considered material based on the approach of this SAB, the registrant need not restate prior period financial statements. SAB 108 is effective for Integral Vision’s annual financial statements covering the fiscal year ended December 31, 2006.

The Company adopted SAB 108 and its adoption did not have a material impact on Integral Vision’s financial position or results of operations for the year ended December 31, 2006.

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

Note C - Long-Term Debt and Other Financing Arrangements

On April 12, 2005, pursuant to a Securities Purchase Agreement, the Company sold 7,000 shares of Series A Convertible Preferred Stock at $1,000 per share, and as additional consideration under the Securities Purchase Agreement, issued Common Stock Warrants for the purchase of up to 3.5 million shares of common stock. Each share of the Series A Convertible Preferred Stock was converted into 1,000 shares of unregistered common stock upon the approval of an increase in the Company’s authorized shares of common stock at a meeting of the stockholders on May 26, 2005. The Common Stock Warrants for the purchase of up to 3.5 million shares of common stock are exercisable at $1.60 per share for a period of five years from April 12, 2005. The Company used the net proceeds of the Securities Purchase Agreement to reduce certain Company debt, and for working capital. The Company has repaid all of the outstanding principal and interest on the Class 1 and Class 2 Notes. The note holders then exercised their warrants attached to the notes for which the exercise price of the warrant was $1.00 or less. This exercise resulted in the issuance of 6,195,014 shares of restricted common stock. The Class 3 note holders converted their notes for which the conversion price was $1.00 or less, resulting in the issuance of 1,269,757 shares of restricted common stock. The outstanding interest on the Class 3 notes was paid. Additionally, the Company has repaid other obligations totaling approximately $190,000.

The following table outlines the source and (use) of proceeds from the sale (in thousands):

Sale of Series A Convertible Preferred Stock	$7,000
Class 1 and Class 2 warrants exercised	1,865
Class 1 Notes paid (principal and interest)	(1,289)
Class 2 Notes paid (principal and interest)	(1,823)
Class 3 accrued interest paid	(106)
Note and accrued interest due Maxco, Inc.	(111)
Michigan Single Business Tax liability	(78)
Fees to raise capital	(637)
Legal and other costs	(100)
Remaining net cash proceeds	$4,721

Long term debt remaining from these financing arrangements at December 31, 2006 consists of $378,000 of convertible Class 3 Notes at a conversion price of $1.00. Interest on these Notes is paid semi-annually at a stated rate of 8.0%. The Class 3 Notes mature in April 2008.

Management has made arrangements to issue up to $500,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of the Company’s Common Stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature May 31, 2007. As of December 31, 2006, the note holders have earned 19,710 warrants, none of which are issued. Management anticipates issuing the balance of these notes during the first quarter of 2007. As of December 31, 2006 the Company had issued $350,000 of the $500,000 of Class 2 Notes, $300,000 of which were purchased by related parties. Refer to Note P - Subsequent Events for recent activity associated with Class 2 Notes.

A summary of the Company’s debt obligations is as follows as of December 31:

	2006	2005
	(in thousands)

Long Term Debt:
Class 3 Notes	$378	$378
Face value Class 1 Notes	-	-
Less Original Issue Discount (OID)	-	-
Net Long Term Debt	$378	$378

Short Term Debt:
Class 2 Notes	$350	$-
Other Short Term Debt	-	-
Total Short Term Debt	$350	$-

Interest paid in 2006 was approximately $30,000 compared to interest expensed of $32,000. The $2,000 difference primarily represents amounts accrued and unpaid. Interest paid in 2005 was approximately $473,000 compared to interest expensed of $143,000. The $330,000 difference primarily represents amounts paid for interest on the Notes that was accrued as of December 31, 2004. Interest expense for related parties was approximately $1,600 and $60,000 in the years ended December 31, 2006 and 2005, respectively.

Note D - Related Party Transactions

Maxco, Inc. provided consulting services to the Company through June of 2006. These services, which are no longer required, included assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco agreed on terms for payment for these services resulting in charges to operations of $6,960 and $107,000 in the years ended December 31, 2006 and 2005, respectively. Payment for services for the six months ended March 31, 2005 was satisfied by the issuance of 42,000 shares of unregistered common stock in the Company. The amount charged to operations in the first quarter of 2005 for these services amounted to $37,000, which is based on the average closing price of the Company’s common stock over that period.

Note E - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2006, the Company has cumulative net operating loss carryforwards approximating $45.0 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, $2.7 million in 2025, and $2.9 million in 2026) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s inactive subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $957,000 in 2006 and $904,000 in 2005.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

	2006	2005
	(in thousands)
Deferred tax liabilities:
Deductible software development costs, net of amortization	$-	$13
Total deferred tax liabilities	-	13

Deferred tax assets:
Net operating loss carryforwards	15,294	14,309
Credit carryforwards	331	331
Inventory reserve	27	72
Other	130	126
Total deferred tax assets	15,782	14,838
Valuation allowance for deferred tax assets	15,782	14,825
Net deferred tax assets	-	13
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2006	2005
	(in thousands)
Consolidated net income (loss)	$(2,974)	$(2,679)
Foreign net income (loss)	-	-
U.S. net income (loss)	$(2,974)	$(2,679)

Tax provision (benefit) at U.S. statutory rates	$(1,011)	$(911)
Change in valuation allowance	957	904
Nondeductible expenses	54	7
Other	-	-
	$-	$-

There were no income tax payments made in 2006 or 2005.

Note F - Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the exercise of common stock options and warrants.

The following table sets forth the computation of basic and diluted loss per share:

	2006	2005
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(2,974)	$(2,679)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	29,491	24,531
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.11)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect. For additional disclosures regarding stock options and warrants see Note I.

Note G - Employee Savings Plan

The Company has an Employee Savings Plan covering substantially all employees. The Company contributes $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by the Board of Directors. Company contributions charged to operations under the Plan were approximately $13,000 and $10,000 for 2006 and 2005, respectively.

Note H - Lease Commitments and Contingencies

The Company uses equipment and office space under operating lease agreements requiring rental payments approximating $104,000 in 2007, $104,000 in 2008, $102,000 in 2009, and $103,000 in 2010. Included in the above numbers is the rent to be paid as a result of the lease agreement entered into on October 19, 2005 in connection with the Company’s relocation to its Wixom facilities. Rent expense charged to operations approximated $99,000 and $85,000 in 2006 and 2005, respectively.

Note I - Stock Options, Warrants, and Preferred Stock

The Company adopted SFAS No. 123R, under the modified prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $170,000 in share-based compensation expense for the year ended December 31, 2006. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share for the year ended December 31, 2006. No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for all net deferred tax assets. The fair value of stock options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2006:

Year Ended
December 31, 2006
(in thousands)
Expected Life (in years)	6.0
Expected volatility	82.87%
Risk-free interest rate	4.90%
Expected dividend yield	0%
Expected forefiture rate	0%

Valuation and Amortization Method. The fair value of share-based awards granted is estimated using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Life. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant.

Expected Volatility. The volatility of our common stock at the date of grant is estimated using the Black-Scholes option valuation model based on the historical volatility of our common stock.

Risk-Free Interest Rate. The risk-free interest rate used in the Black-Scholes option valuation model is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Dividend Yield. The Company has never paid any cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, an expected dividend of zero is used in the Black-Scholes option valuation model.

Expected Forfeitures. Historical data is used to estimate pre-vesting option forfitures. Stock-based compensation is recorded only for those awards that are expected to vest.

The following table summarizes share-based compensation expense for the year ended December 31, 2006 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense catagories:

Year Ended
December 31, 2006
(in thousands)
Marketing	$33
Engineering and Development	94
General and Administrative	43
Total share based compensation expense	$170

The Compensation Committee of the Board of Directors modified the terms of the Company’s May 16, 2006 option award program. The modification which was effective October 24, 2006 changed the exercise/strike price from $1.50 to $.60 per share and changed the vesting period from one year to two years.

The financial statement impact of the modifications, which was determined in accordance with SFAS 123R increased the award program cost by $18,792. This amount added to the unrecognized cost of $144,910 from the original option award program is $163,702 and will be recognized ratably as compensation cost over the vesting period from October 24, 2006 through May 18, 2008.

As of December 31, 2006, the Company has $131,060 of unrecognized expense related to un-vested share-based compensation which will be recognized ratably as compensation expense over the remaining vesting period from January 1, 2007 through May 16, 2008.

A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair ValueExercise Price
Nonvested at January 1, 2006	160,000	$1.27
Granted	210,000	0.77
Vested	(160,000)	1.27
Nonvested at December 31, 2006	210,000	$0.77

The weighted-average grant-date fair value of options granted during the years 2005 and 2006 was $1.27 and $0.77 respectively,

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if employee stock options were accounted for under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period. The fair value of each option grant was estimated with the following weighted-average assumptions for the year ended December 31, 2006.

Year Ended
December 31, 2005
(in thousands)
Expected Life (in years)	7.0
Expected volatility	125.6%
Risk-free interest rate	2.00%
Expected dividend yield	0%
Expected forfiture rate	0%

The following table presents the pro forma net loss and basic and diluted loss per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock options awards, consistent with the methods prescribed by SFAS 123, as amended by SFAS 148:

Year Ended
December 31, 2005
(in thousands, except per share data)
Net loss:
Net loss, as reported	$(2,679)

Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(250)

Pro forma net loss	$(2,929)

Basic and diluted earnings per share:
Basic and diluted - as reported	$(0.12)

Basic and diluted - pro forma	$(0.12)

A summary of option activity under all plans for the years ended December 31, 2006 and 2005 follows:

	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at December 31	1,114	$0.97	991	$0.92
Granted	210	0.60	160	1.40
Exercised	0	0.00	(32)	0.17
Expired	(15)	6.25	(5)	8.50
Outstanding at December 31 ($.10 to $5.63 per share)	1,309	0.95	1,114	0.97
Exercisable ($.10 to $5.63 per share)	1,099	$0.90	954	$0.90

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2006 follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)
$.10 to $0.60	705	6.6	495
$1.03 to $5.63	604	6.0	604
$.10 to $5.63	1,309	6.3	1,099

As of December 31, 2006, the Company had $378,000 in outstanding Class 3 Notes payable that are convertible into the Company’s common stock at $1.00 per share. The notes are due April 1, 2008 and interest is paid semi-annually at 8%.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2006 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)
Warrants	$1.60	3,500	3.53	3,500
Class 2 Note (1)	$1.00	321	2.48	321
Class 3 Notes	$1.00	378	1.50	378
1995 Employee Stock Option Plan	$0.99	360	3.96	360
1999 Employee Stock Option Plan	$0.27	355	5.50	355
2004 Employee Stock Option Plan	$1.34	594	8.42	384
	$1.37	5,508	4.01	5,298

(1) The table has been corrected since the Company’s 10-K/A dated as of December 31, 2005 to reflect warrants issued thru April 12 of 2005. These warrants do not have a dilutive effect on earnings.

Note J - Contingencies and Litigation

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

The following table illustrates the changes in our warranty liability for the years ended December 31, 2006 and 2005:

	Amount	Amount
	2006	2005
	(in thousands)
Balance as of January 1	$77	$155
(Charges)/credits to expense	(12)	(75)
Utilization/payment	(16)	(3)
Balance as of December 31	$49	$77

Note K - Operations by Geographic Area

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

The Company is engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31
	2005	2005
	(in thousands)
Net revenues by geographic area:
North America	$835	$650
Europe	-	17
Asia	-	19
	$835	$686

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L - Royalty Payments Received

The Company received approximately $36,000 and $17,000 in royalties in 2006 and 2005, respectively.

Note M - Capitalized Software Costs

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

Note N - Market for the Company’s Common Stock

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

Note O - Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred losses from operations in 2006 and 2005 of $3.0 million and $2.7 million, respectively. The continuing losses raise doubt about the Company's ability to continue as a going concern.The Company is currently working with a number of large customers who are evaluating the Company’s products for use in their manufacture of products using new microdisplay technologies. The Company expects that additional sales orders will be placed by these customers in the first half of 2007 provided that markets for these products continue to grow and the customers continue to have interest in the Company’s technology-assisted inspection systems. Ultimately, the Company’s ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with the Company for inspection products to support that production. However, there can be no assurance that the Company will be succesful in securing sales orders sufficient to continue operating as a going concern. The Company’s present cash position requires it to secure funding for the immediate future as well as funding to provide working capital for anticipated orders. From November 2006 through March 8, 2007, the Company issued $1,035,000 of the total $2,000,000 of Class 2 Notes authorized by the Board of Directors (See Note P). Management anticipates issuing the balance of the authorized notes in the first and second quarters of 2007. These notes become due July 31, 2007. Management expects to refinance these notes, as part of its plan to raise additional capital in the second or third quarter to fund operations through at least the first quarter of 2008 and provide working capital for the orders anticipated in the previous paragraph.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

For further discussion regarding the Company’s obligations, see Note C - Long-Term Debt and Other Financing Arrangements.

Note P - Subsequent Events

Class 2 Notes

The Board of Directors, at their February 28, 2007 meeting, authorized the issuance of up to $2,000,000 of Class 2 Notes. Management has made arrangements to issue up to $1,500,000 of the notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. In connection with the foregoing, the Company entered into an amendment to the Class 2 Notes (i) extending the maturity date to July 31, 2007, and (ii) granting the holders of Class 2 Notes the right to participate in future equity financings up to the face amount of their respective notes. The foregoing amendment was made to all Class 2 Notes except for one note for $50,000. As of March 8, 2007, $1,035,000 of these notes have been issued, primarily to related parties. Management anticipates issuing the balance of these notes during the first and second quarters of 2007.

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of the Company’s Common Stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature July 31, 2007.

Corporate Officers	Corporate Directory

Charles J. Drake, 66, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 49, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI
General Counsel
Arthur R. Harmala, 63, is Vice President of Sales and Marketing of Integral Vision, Inc.	J.M. Warren Law Offices, P.C. Lansing, MI

Andrew Blowers, 39, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Mark A. Michniewicz, 39, is Vice President of
Engineering of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-KSB
Charles J. Drake Chairman of the Board of Directors, Integral Vision,	Interested stockholders may obtain, without charge, a copy of the Company’s Annual
Inc. Chief Executive Officer, Integral Vision, Inc.	Report on Form 10-KSB, as filed with the Securities and Exchange Commission, upon written request to:
Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc. Partner, Gannon Group, P.C.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners, Ltd.	49113 Wixom Tech Drive
Wixom, MI 48393
Samuel O. Mallory
Director, Integral Vision, Inc.	Guerrant Associates
Investor	Laura Guerrant
+1 (808) 882-1467

E-Mail Investor Relations
cdrake@iv-usa.com
lguerrant@guerrantir.com

On the World Wide Web
www.iv-usa.com

Exhibits to Form 10-KSB

Integral Vision, Inc.

Year Ended December 31, 2006

Commission File Number 0-12728

Exhibit Number	Exhibit Index Description

4.3	Consent to Modifications dated March 6, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.