Form 10QSB
period 2007-03-31
INTEGRAL VISION INC
filed 2007-05-15
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007.

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES   X      NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES         NO   X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES         NO   X

The number of shares outstanding on each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2007:

Common Stock, No Par Value, Stated Value $.20 Per Share – 29,511,409

Transitional Small Business Format (check one):     YES         NO   X

INTEGRAL VISION, INC.

FORM 10-QSB Report March 31, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets (unaudited)
	as of March 31, 2007 and December 31, 2006	3-4

	Condensed Statements of Operations
	(unaudited) for the three months ended
	March 31, 2007 and 2006	5

	Statement of Stockholders’ Deficit (unaudited)	6

	Condensed Statements of Cash Flows
	(unaudited) for the three months ended
	March 31, 2007 and 2006	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	16

Item 3.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 6.	Exhibits	21

	Signatures	26

INTEGRAL VISION, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	Unaudited
	(in thousands)
Assets

Current assets
Cash	$38	$57
Accounts receivable	144	21
Inventories	373	381
Other current assets	91	119
Total current assets	646	578

Property and equipment
Builidng Improvements	4	4
Production and engineering equipment	234	203
Furniture and fixtures	80	80
Computer equipment	188	188
Marketing/demonstration equipment	161	161
	667	636
Less accumulated depreciation	(385)	(369)
Net property and equipment	282	267

Other assets - net of accumulated ammortization of $1,486,000	33	36
($1,483,000 for 2006)	$961	$881

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	March 31,	December 31,
	2007	2006
	Unaudited
	(in thousands)
Liabilities and Stockholders' Deficit

Current liabilities
Notes payable	$1,124	$350
Accounts payable	176	170
Accrued compensation and related costs	306	308
Accrued interest	26	17
Other accrued liabilities	92	78
Total current liabilities	1,724	923

Long-term debt	378	378

Total liabilities	2,102	1,301

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20
per share; 41,000,000 shares authorized; 29,511,409 shares issued
and outstanding (29,491,409 in 2006)	5,902	5,898
Additional paid-in capital	39,318	39,296
Accumulated deficit	(46,361)	(45,614)
Total stockholders’ deficit	(1,141)	(420)
	$ 961	$881

See notes to condensed financial statements.

     INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenue	(In thousands, except per share data)
Net product sales	$316	$15
Net revenue from product development agreements	-	54
Total revenues (See Note-B)	316	69
Costs of sales:
Costs of sales for products	255	47
Cost of sales for product development agreements	-	53
Depreciation and amortization	6	21
Total costs of sales	261	121
Gross margin (loss)	55	(52)

Other costs and expenses:
Marketing	149	125
General and administrative - net	318	349
Engineering and development - net	316	298
Total other costs and expenses	783	772
Operating loss	(728)	(824)
Other income	5	11
Interest income	-	21
Interest expense	(24)	(7)
Net loss	$(747)	$(799)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.03)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,507	29,491

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders’ Deficit

	Common Stock
	Number of
	Shares		Additional Paid-	Accumulated
	Outstanding	Amount	In Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2007	29,491,409	$ 5,898	$ 39,296	$ (45,614)	$ (420)
Issuance of 20,000 shares
common stock from
exercise of options	20,000	4	(2)		2
Net loss for the period				(747)	(747)
Share based compensation			24		24

Balance at March 31, 2007	29,511,409	$ 5,902	$ 39,318	$ (46,361)	$ (1,141)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(747)	$(799)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	7
Amortization	4	19
Share-based compensation	24	51
Changes in operating assets and liabilities:
Accounts receivable	(123)	(15)
Inventories	8	(149)
Prepaid and other	28	15
Accounts payable and other current liabilities	27	79
Deferred revenue from product development agreements	-	31
Net Cash Used In Operating Activities	(762)	(761)

Cash Flows From Investing Activities
Purchase of property and equipment	(32)	(27)
Additional Patents	(1)	(3)
Net Cash Used In Investing Activities	(33)	(30)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes - Net	774	-
Proceeds from Issuance of common stock	2
Net Cash Provided By Financing Activities	776	-
Decrease in Cash	(19)	(791)
Cash at Beginning of Period	57	2,501
Cash at End of Period	$38	$1,710

Supplemental cash flows disclosure:
Interest Paid	$15	$15

See notes to condensed financial statements.

Notes to Condensed Financial Statements Integral Vision, Inc.

The condensed financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2006, included in our form 10-KSB filed with the Securities and Exchange Commission on March 19, 2007.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

Note A – Nature of Business

Integral Vision, Inc. (the “Company”) develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of our sales originate in the United States, Asia, or Europe. Our products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

In 2006, we began activity associated with a product development agreement where we are compensated for a portion of our development costs for a certain best efforts product development. We may not be able to find future opportunities like this, but remain open to such development agreements where they facilitate our strategic goals.

Note B – Significant Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. We assess the recoverability of all inventory to determine whether adjustments for impairment are required. At March 31, 2007 and December 31, 2006, inventories consisted of the following amounts (net of obsolescence reserves of $79,000 at March 31, 2007 and $79,000 at December 31, 2006):

	31-Mar-07	31-Dec-06
(in thousands)
Raw materials	$ 226	$ 214
Work in process	147	167
Finished goods	-	-
	$ 373	$ 381

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At March 31, 2007 there was no deferred revenue. At March 31, 2006 there was deferred revenue for product development agreements of $31,000.

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $5,810 and $384 for the three month periods ended March 31, 2007 and 2006, respectively.

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee. Typically the agreements require “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after the agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Allocations of General and Administrative Costs and Engineering Costs

We allocate a portion of general and administrative expense and a portion of engineering expense to cost of sales from product development agreements based on a percentage of direct labor costs. These allocations are limited to the amount of revenues, after direct expenses, under the applicable agreements.

The following is a summary of the allocations made for the three months ended March 31 in the years 2007 and 2006:

	2007	2006
	(in thousands)
Gross G&A Expense	$ 326	$ 358
Less allocation to cost of sales from
product development agreements	-	(9)
Less allocation to inventory for
product development agreements	(8)
Remaining G&A Expense	$ 318	$ 349

	2007	2006
	(in thousands)
Gross Engineering Expense	$ 336	$ 337
Less allocation to cost of sales from
product development agreements	-	(39)
Less allocation to inventory for
product development agreements	(20)
Remaining G&A Expense	$ 316	$ 298

Stock-Based Compensation

We account for our stock based compensation plans according to the provisions of SFAS 123R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Reclassifications

Certain amounts have been reclassified in prior periods presentations to conform to the current year’s presentation.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial position and results of operations.

Note C – Long-Term Debt and Other Financing Arrangements

The Board of Directors, at its February 28, 2007 meeting, authorized the issuance of up to $2,000,000 of Class 2 Notes. Management has made arrangements to issue up to $1,500,000 of the Notes under the terms of our existing Note and Warrant Purchase Agreement, as amended. In connection with the foregoing, we entered into an amendment to the Class 2 Notes (i) extending the maturity date to July 31, 2007, and (ii) granting the holders of Class 2 Notes the right to participate in future equity financings up to the face amount of their respective Notes. The foregoing amendment was made to all Class 2 Notes except for one Note for $50,000. As of March 31, 2007, $1,185,000 of these Notes have been issued, primarily to related parties, and $1,124,000 remain outstanding. Management anticipates issuing the balance of these Notes during the second quarter of 2007.

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of our common stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of our common stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature July 31, 2007. As of March 31, 2007, the Note holders have earned 186,745 warrants, none of which are issued.

A summary of our debt obligations is as follows:

	March 31	December 31
	2007	2006
(in thousands)

Long Term Debt:
Class 3 Notes	$ 378	$ 378
Less Original Issue Discount (OID)	-	-
Net Long Term Debt	$ 378	$ 378

Short Term Debt:
Class 2 Notes	$ 1,124	$ 350
Other Short Term Debt	-	-
Total Short Term Debt	$ 1,124	$ 350

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$ (747)	$ (799)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	29,507	29,491
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$ (0.03)	$ (0.03)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an antidilutive effect. For additional disclosures regarding stock options see Note F.

Note E – Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income tax since 1995. There were no unrecognized tax benefits during all the periods presented.

We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carryforwards and credit carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of March 31, 2007.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2003 through 2006 remain open to examination by taxing jurisdictions to which we are subject. As of March 31, 2007, we do not have any tax examination in process.

Note F – Stock-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans (the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans. As of March 31, 2007, there remain 409,000 shares which can be issued under the Plans.

The purpose of the Plans generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in the our development and financial success.

The Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which eligible employees will receive awards, the timing and manner of the grant of such option awards, the exercise price of the stock options (which may not be less than market value on the date of grant) and the number of shares. We may at any time amend or terminate the Plans. However, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The fair value of all awards is amortized on a straight line basis over the requisite service periods. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant. Expected volatilities are based on historical volatility of our common stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate pre-vesting option forfeitures.

	March 31
	2007	2006
	(in thousands)
Expected Life (in years)	6.0	7.0
Expected volatility	82.87%	125.6%
Risk-free interest rate	4.90%	2.00%
Expected dividend yield	0%	0%
Expected forefiture rate	0%	0%

A summary of option activity under all plans for the three months ended March 31, 2007 follows:

	2007
		Weighted
		Average
	Shares	Exercise Price
(number of shares in thousands)
Outstanding at January 1	1,309	$0.95
Granted	0	0.00
Exercised	20	0.10
Expired	0	0.00
Outstanding at March 31
($.10 to $5.63 per share)	1,289	0.97

Exercisable ($.10 to $5.63 per share)	1,079	$0.91

A summary of the status of our nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

		Weighted
		Average Grant-
		Date Fair
		ValueExercise
	Shares	Price
Nonvested at January 1, 2007	210,000	$0.60
Granted	0	0.00
Vested	0	0.00
Nonvested at March 31, 2007	210,000	$0.60

The following table summarizes share-based compensation expense for the three months ended March 31 in the years 2007 and 2006 related to share-based awards under SFAS No. 123R, as recorded in the statement of operations in the following expense categories:

	March 31
	2007	2006
	(in thousands)	(in thousands)
Marketing	$ 5	$ 8
Engineering and Development	13	29
General and Administrative	6	14
Total share based compensation expense	$24	$51

As of March 31, 2007, we have $107,076 of unrecognized expense related to un-vested share-based compensation which will be recognized ratably as compensation expense over the remaining vesting period from April 1, 2007 through May 16, 2008.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2007 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable
(number of shares in thousands)
$.10 to $.60	685	6.4	475
$1.03 to $5.63	604	5.7	604
$.10 to $5.63	1,289	6.0	1079

As of March 31, 2007, we have $378,000 in outstanding Class 3 Notes payable that are convertible into our common stock at $1.00 per share. The Notes are due April 1, 2008 and interest is paid semi-annually at 8%.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at March 31, 2007 is as follows:

	Weighted		Weighted
	Average		Average
	Exercise	Number	Remaining	Number
	Price	Outstanding	Life	Exercisable
	(number of shares in thousands)
Warrants	$ 1.60	3,500	3.04	3,500
Class 2 Note	$ 1.00	321	1.98	321
Class 3 Notes	$ 1.00	378	1.01	378
1995 Employee Stock	$ 0.99	360	3.46	360
1999 Employee Stock	$ 0.27	335	5.02	335
2004 Employee Stock	$ 1.34	594	8.17	384
	$ 1.37	5,488	3.54	5,278

Note G – Contingencies

Product Warranties

We provide standard warranty coverage for most of its products, generally for one year from the date of customer acceptance. We record a liability for estimated warranty claims based on historical claims and other factors. Management reviews these estimates on a regular basis and adjusts the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor and travel, and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty liability for the three months ended March 31 in the years 2007 and 2006:

	Amount	Amount
	2007	2006
	(in thousands)
Balance as of January 1	$ 49	$ 76
(Charges)/credits to expense	16	-
Utilization/payment	(1)	-
Balance as of March 31	$ 64	$ 76

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we have incurred losses from operations in the current and corresponding prior three month periods of $747,000 and $799,000, respectively. Further, during the years 2006 and 2005 we incurred losses of $3.0 million and $2.7 million, respectively. The continuing losses raise substantial doubt about our ability to continue as a going concern.

We are currently working with a number of large customers who are evaluating our products for use in their manufacture of products using new microdisplay technologies. We expect that additional sales orders will be placed by these customers throughout 2007 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

Our present cash position requires us to secure funding for the immediate future as well as funding to provide working capital for anticipated orders. From November 2006 through March 31, 2007, we issued $1,185,000 of the total $2,000,000 of Class 2 Notes authorized by the Board of Directors. Management anticipates issuing the balance of the authorized Notes in the second quarter of 2007. These Notes become due July 31, 2007. Management expects to refinance these Notes as part of its plan to raise additional capital in the second or third quarter to fund operations through at least the second quarter of 2008 and provide working capital for the orders anticipated in the previous paragraph.

The condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Event

During April 2007, we issued an additional $300,000 of Class 2 Notes under the terms of our existing Note and Warrant Purchase Agreement, as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of our common stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of our common stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will expire July 31, 2007. For further information on Class 2 Notes see Note-C to the financial statements.

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

Overview

Integral Vision, Inc., a Michigan corporation (the “Company”), was incorporated in 1978. We develop, manufacture and market flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Our products primarily use machine vision to evaluate operating displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application. Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of our sales originate in the United States, Asia, or Europe. Our products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

Automated inspection has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products. Our automatic inspection systems can inspect parts at a lower cycle time and with greater repeatability than is possible with human inspectors. While we have several large companies as customers, these customers are working with new microdisplay technologies. Our success will be substantially dependant on these customers getting their emerging display technologies into high volume production.

Products

SharpEye – Our SharpEye product provides Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

ChromaSee – Our ChromaSee product, which was introduced in 2003, provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View”

representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

Lifetime Tester – Our Lifetime Tester product evaluates changes in display luminance, color and other performance characteristics over time. The Lifetime Tester facilitates the process of comparing different display manufacturing processes and formulas by evaluating large numbers of samples side by side to determine their life characteristics. This allows design and process engineers to efficiently evaluate the effectiveness of proposed design and process changes off line prior to implementation.

IVSee – Our IVSee, introduced in 2005, provides FPD inspection for applications which still require manual handling. IVSee is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies. IVSee is configured to be integrated into existing manual inspection stations allowing them to receive the benefits of computer aided optical inspection without the need to modify the manufacturing process to automate handling of the display.

The operator’s interface provides essential views of results, images, and statistics for production floor personnel.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Net revenues increased $247,000 (357.9%) to $316,000 in the first quarter of 2007 from $69,000 in the first quarter of 2006. The increase in net revenue was primarily attributable to an increase of $301,000 in revenue from sales of our flat panel display inspection products in the first quarter of 2007 compared to sales from that product line in the comparable 2006 period. Conversely, the first quarter of 2006 included $54,000 of revenue from product development agreements; there were no such revenues in 2007.

Costs of sales increased $140,000 (115.7%) to $261,000 (82.6% of sales) in the first quarter of 2007 compared to $121,000 (175% of sales) in the first quarter of 2006. This was primarily due to an increase of $202,000 in costs as a result of the higher sales of flat panel display inspection products in the 2007 period. Conversely, the first quarter of 2006 included $53,000 in costs related to product development agreements while there were no such costs in 2007.

Marketing costs increased $24,000 (19.2%) to $149,000 in the first quarter of 2007 compared to $125,000 in the first quarter of 2006. This was attributable to increased staffing and related costs.

General and administrative costs decreased $31,000 (8.9%) to $318,000 in the first quarter of 2007 compared to $349,000 in the first quarter of 2006. General and administrative costs of $8,000 were allocated to inventory for product development agreements in 2007 while costs of $9,000 were allocated to cost of sales product development agreements for 2006. (For more information on the allocation of certain general and administrative costs to inventory and cost of goods sold see Note B to the financial statements.) Without this allocation, general and administrative costs would have decreased $32,000. Expense allocated to G&A for amortization of share based compensation as required by SFAS 123R for 2007 was approximately $6,000 and for 2006 was approximately $14,000.

Engineering and development expenditures increased $18,000 (6.0%) to $316,000 in 2007 compared to $298,000 in 2006.Engineering costs of $20,000 were allocated to inventory for product development agreements in 2007 while costs of $39,000 were allocated to costs of sales product development agreements for 2006. (For more information on the allocation of certain engineering cost to inventory and cost of goods sold see Note B to the financial statements.) Without this allocation, engineering costs would have been consistent at $336,000 for 2007 and $337,000 for 2006. Expense allocated to engineering and development for amortization of share based compensation as required by SFAS 123R for 2007 was approximately $13,000 and for 2006 was approximately $29,000.

Other income was comparable to the prior year three month period.

Interest expense increased $17,000 to $24,000 in the first quarter of 2007 compared to $7,000 in the first quarter of 2006. The increase is primarily attributable to the issuance of additional Class 2 Notes in the fourth quarter of 2006 and first quarter of 2007. For more information on these Notes refer to Note C of the financial statement.

Liquidity and Capital Resources

Operating activities for the first quarter of 2007 used cash of approximately $762,000 primarily due to our loss from operations of $747,000.

Our investing activities included the purchase of approximately $32,000 of equipment and $1,000 for patents in the first quarter of 2007.

Our financing activities included proceeds of $835,000 from the issuance of Class 2 Notes. We paid $61,000 of principal on Class 2 Notes this quarter. We paid $15,000 of interest on Class 3 Notes.

Long-term debt remaining at March 31, 2007 consists of $378,000 of convertible Class 3 Notes at a conversion price of $1.00. Interest on these Notes is paid semi-annually at a stated rate of 8.0% . The Class 3 Notes mature in April 2008.

The Board of Directors at its February 28, 2007 meeting, authorized the issuance of up to $2,000,000 of Class 2 Notes. Management has made arrangements to issue up to $1,500,000 of Class 2 Notes under the terms of the our existing Note and Warrant Purchase Agreement, as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of our common stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of our common stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature July 31, 2007. As of March 31, 2007 we have issued $1,185,000 of the $1,500,000 of Class 2 Notes, primarily to related parties, and $1,124,000 remains outstanding. Management anticipates issuing the balance of these Notes during the second quarter of 2007. As of March 31, 2007, the noteholders have earned 186,745 warrants, none of which are issued. Our present cash position requires us to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders. Management expects to refinance these Notes as part of its plan to raise additional capital in the second or third quarter of 2007 to fund operations through at least the second quarter of 2008 and provide working capital for anticipated orders.

We also had an estimated $220,000 owed to a certain regulatory agency as of March 31, 2007.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2007, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Notes to Condensed Financial Statements included in this Quarterly Form 10-QSB.

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We account for certain product sales of its flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions.

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically the agreements require “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after the agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate on a quarterly basis the status of our inventory to ensure the amount recorded in our financial statements reflects the lower of our cost or the value we expect to receive when the inventory is sold. This estimate is based on several factors, including the condition and salability of the inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

Impairment of Long-lived Assets

We review our long-lived assets, including property, equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than the carrying amount of the asset.

Share Based Compensation

We account for our stock based compensation plans according to the provisions of SFAS 123R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight line basis over the requisite service periods. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant. Expected volatilities are based on historical volatility of our common stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate pre-vesting option forfeitures.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at March 31, 2007.

Item 3. Controls and Procedures

a)	Evaluation of disclosure controls and procedures - Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)
Changes in internal controls - There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit

Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

4.2	Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Consent to Modifications dated March 6, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.3 to registrant’s Form 10-KSB for the year ended December 31, 2006, SEC File 0-12728 and incorporated herein by reference).

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 1993, SEC File 0- 12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10- Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.8	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d- 15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d- 15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: May 15, 2007	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

INTEGRAL VISION, INC.

Dated: May 15, 2007	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer