Form 10QSB
period 2007-06-30
INTEGRAL VISION INC
filed 2007-08-14
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date: As of August 8, 2007:

Common Stock, No Par Value, Stated Value $.20 Per Share – 29,566,409

Transitional Small Business Format (check one): YES ☐ NO ☒

INTEGRAL VISION, INC.

FORM 10-QSB Report
June 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheets (unaudited)
	as of June 30, 2007 and December 31, 2006	3-4

	Condensed Statements of Operations
	(unaudited) for the three months and the six months ended
	June 30, 2007 and 2006	5-6

	Statement of Stockholders’ Deficit (unaudited)	7
	Condensed Statements of Cash Flows
	(unaudited) for the six months ended
	June 30, 2007 and 2006	8

	Notes to Condensed Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	23

	Signatures	24

INTEGRAL VISION, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$59	$57
Accounts receivable	137	21
Inventories - Note A	531	381
Other current assets	50	119
Total current assets	777	578

Property and equipment:
Builidng Improvements	4	4
Production and engineering equipment	234	203
Furniture and fixtures	80	80
Computer equipment	189	188
Marketing/demonstration equipment	161	161
	668	636
Less accumulated depreciation	(402)	(369)
Net property and equipment	266	267

Other assets - net of accumulated ammortization of $1,490,000
($1,483,000 for 2006)	33	36
	$1,076	$881

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued
Current liabilities:
Notes payable	$2,227	$350
Accounts payable	160	170
Accrued compensation and related costs	307	308
Accrued interest	113	17
Other accrued liabilities	69	78
Deferred revenue for product sales	183	-
Total current liabilities	3,059	923

Long-term debt		378

Total liabilities	3,059	1,301

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20
per share; 41,000,000 shares authorized; 29,511,409 shares issued
and outstanding (29,491,409 in 2006)	5,902	5,898
Additional paid-in capital	39,342	39,296
Accumulated deficit	(47,227)	(45,614)
Total stockholders’ deficit	(1,983)	(420)
	$1,076	$881

See notes to condensed financial statements.

      INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended June 30,
	2007	2006
	(Unaudited)
Revenue:	(In thousands, except per share data)
Net product sales	$94	$290
Net revenue from product development agreements	-	48
Total revenues (See Note-B)	94	338
Costs of sales:
Costs of sales for products	81	151
Cost of sales for product development agreements	-	51
Depreciation and amortization	4	23
Total costs of sales	85	225
Gross margin	9	113

Other costs and expenses:
Marketing	163	194
General and administrative - net	361	355
Engineering and development - net	264	330
Total other costs and expenses	788	879
Operating loss	(779)	(766)
Other income (deductions)	-	(1)
Interest income	-	13
Interest expense	(87)	(8)
Net loss	$(866)	$(762)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.03)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,511	29,491

See notes to condensed financial statements.

     INTEGRAL VISION, INC.
Condensed Statements of Operations

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Revenue:	(In thousands, except per share data)
Net product sales	$410	$305
Net revenue from product development agreements	-	102
Total revenues (See Note-B)	410	407
Costs of sales:
Costs of sales for products	336	199
Cost of sales for product development agreements	-	104
Depreciation and amortization	10	44
Total costs of sales	346	347
Gross margin	64	60

Other costs and expenses:
Marketing	312	326
General and administrative - net	679	667
Engineering and development - net	580	657
Total other costs and expenses	1,571	1,650
Operating loss	(1,507)	(1,590)
Other income	5	10
Interest income	-	35
Interest expense	(111)	(15)
Net loss	$(1,613)	$(1,560)

Basic and diluted loss per share:
Net loss	$(0.05)	$(0.05)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,509	29,491

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit

	Common Stock
	Number of
	Shares		Additional Paid-	Accumulated
	Outstanding	Amount	In Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2007	29,491,409	$5,898	$39,296	$(45,614)	$(420)
Issuance of 20,000 shares
common stock from
exercise of options	20,000	4	(2)		2
Net loss for the period				(1,613)	(1,613)
Share based compensation			48		48
Balance at June 30, 2007	29,511,409	$5,902	$39,342	$(47,227)	$(1,983)

See notes to condensed financial statements.

     INTEGRAL VISION, INC.
Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,613)	$(1,560)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38	16
Amortization	6	42
Share-based compensation	48	80
Changes in operating assets and liabilities:
Accounts receivable	(116)	(182)
Inventories	(150)	(201)
Prepaid and other	69	29
Accounts payable and other current liabilities	77	169
Deferred revenue	183	71
Net Cash Used In Operating Activities	(1,458)	(1,536)

Cash Flows From Investing Activities
Purchase of property and equipment	(38)	(48)
Additional Patents	(3)	(7)
Net Cash Used In Investing Activities	(41)	(55)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes - Net	1,499	-
Proceeds from Issuance of common stock	2	-
Net Cash Provided By Financing Activities	1,501	-
Increase ('Decrease) in Cash	2	(1,591)
Cash at Beginning of Period	57	2,501
Cash at End of Period	$59	$910

Supplemental cash flows disclosure:
Interest Paid	$15	$15
Reclassification of inventory to fixed assets	-	$153

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

The results of operations for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

In 2006, we began activity associated with a product development agreement where we are compensated for a portion of our development costs for a certain best efforts product development. We may not be able to find future opportunities like this, but remain open to such development agreements where they facilitate the Company’s strategic goals.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. We assess the recoverability of all inventory to determine whether adjustments for impairment are required. At June 30, 2007 and December 31, 2006, inventories consisted of the following amounts (net of obsolescence reserves of $79,000 at June 30, 2007 and $79,000 at December 31, 2006):

	30-Jun-07	31-Dec-06
	(in thousands)
Raw materials	$257	$214
Work in process	138	167
Finished goods	136	-
	$531	$381

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At June 30, 2007 there was deferred revenue for product sales of $183,000. At December 31, 2006 there was no deferred revenue.

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

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $2,989 and $8,798 for the three month and six month periods ended June 30, 2007 and $14,390 and $16,774 for the three month and six month periods ended June 30, 2006.

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee. Typically the agreements require a “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Allocations of General and Administrative Costs and Engineering Costs

We allocate a portion of general and administrative expense and a portion of engineering expense to cost of sales from product development agreements based on a percentage of direct labor costs. These allocations are limited to the amount of revenues, after direct expenses, under the applicable agreements.

The following is a summary of the allocations made for the three-month and six-month periods ended June 30 for the years 2007 and 2006:

	Three Months		Six Months
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gross G&A Expense	$361	$362	$687	$683
Less allocation to cost of sales from
product development agreements	-	$(7)	-	$(16)
Less allocation to inventory for
product development agreements	-		$(8)	-
Remaining G&A Expense	$361	$355	$679	$667

	Three Months		Six Months
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gross Engineering Expense	$264	$370	$600	$726
Less allocation to cost of sales from
product development agreements	-	$(40)	-	$(69)
Less allocation to inventory for
product development agreements	-		$(20)	-
Remaining G&A Expense	$264	$330	$580	$657

Stock-Based Compensation

We account for our stock based compensation plans according to the provisions of SFAS 123R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Reclassifications

Certain amounts have been reclassified in prior periods presentations to conform to the current year's presentation.

Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our financial position and results of operations.

Note C – Long-Term Debt and Other Financing Arrangements

The Board of Directors, at their February 28, 2007 meeting, authorized the issuance of up to $2,000,000 of Class 2 Notes. Management has made arrangements to issue up to $2,000,000 of the Notes under the terms of our existing Note and Warrant Purchase Agreement as amended. In connection with the foregoing, we entered into an amendment to the Class 2 Notes (i) extending the maturity date to July 31, 2007 ( see Note I - Subsequent Events for recent activity associated with Class 2 Notes), and (ii) granting the holders of Class 2 Notes the right to participate in future equity financings up to the face amount of their respective Notes. The foregoing amendment was made to all Class 2 Notes except for one Note for $50,000. As of June 30, 2007, $1,910,000 of these Notes have been issued, primarily to related parties, and $1,849,000 of these Notes remain outstanding. Management anticipates issuing the balance of these Notes during the third quarter of 2007. (See Note I – Subsequent Events for recent activity associated with Class 2 Notes.)

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of our common stock when the Note is repaid or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of our common stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature July 31, 2007. As of June 30, 2007, the note holders had earned 555,859 warrants, none of which had been issued. (See Note I - Subsequent Events for recent activity associated with Class 2 Notes.)

As of June 30, 2007, we had $378,000 in outstanding Class 3 Notes payable that are convertible into our common stock at $1.00 per share. The Notes are due April 1, 2008, and interest is paid semi-annually at 8%. The Class 3 Notes are secured by our intellectual property.

A summary of our debt obligations is as follows:

	June 30	December 31
	2007	2006
	(in thousands)

Long Term Debt:
Class 3 Notes	-	$378
Less Original Issue Discount (OID)	-	-
Net Long Term Debt	$-	$378

Short Term Debt:
Class 2 Notes	$1,849	$350
Class 3 Notes	$378	-
Other Short Term Debt	-	-
Total Short Term Debt	$2,227	$350

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss
available to common stockholders
Net loss	$(866)	$(762)	$(1,613)	$(1,560)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	29,511	29,491	29,509	29,491
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.03)	$(0.03)	$(0.05)	$(0.05)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an antidilutive effect. For additional disclosuresregarding stock options see Note F – Stock Based Compensation.

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

We maintain deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets include net operating loss carry forwards and credit carry forwards. The net deferred tax asset has been fully offset by a valuation allowance because of our history of losses.

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of June 30, 2007.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2003 through 2006 remain open to examination by taxing jurisdictions to which we are subject. As of June 30, 2007, we did not have any tax examination in process.

Note F – Stock-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans ( the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans. As of June 30, 2007, there remained 429,000 shares which can be issued under the Plans.

The purpose of the Plans generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.

The Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which eligible employees will receive awards, the timing and manner of the grant of such option awards, the exercise price of the stock options (which may not be less than market value on the date of grant) and the number of shares. We may at any time amend or terminate the Plans, however no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent.

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

	June 30
	2007	2006
	(in thousands)
Expected Life (in years)	6.0	6.4
Expected volatility	82.87%	101.6%
Risk-free interest rate	4.90%	3.68%
Expected dividend yield	0%	0%
Expected forefiture rate	0%	0%

A summary of option activity under all plans for the six months ended June 30, 2007, and 2006 follows:

	2007			2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,309	$0.95	1,114	$0.97
Granted	0	0.00	210	0.60
Exercised	20	0.10	0	0.00
Expired	61	2.86	(15)	6.25
Outstanding at June 30
($.10 to $5.63 per share)	1,228	0.87	1,309	0.95

Exercisable ($.10 to $5.63 per share)	1,028	$0.80	1,099	$0.90

A summary of the status of our nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

		Weighted
		Average Grant-
		Date Fair
		Value Exercise
	Shares	Price
Nonvested at January 1, 2007	210,000	$0.60
Granted	0	0.00
Forfeited	(10,000)	0.60
Vested	0	0.00
Nonvested at June 30, 2007	200,000	$0.60

The following table summarizes share-based compensation expense for the six months ended June 30, 2007 and 2006 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	Three Months		Six Months
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Marketing	$5	$6	$10	$14
Engineering and Development	13	16	26	45
General and Administrative	6	7	12	21
Total share based compensation expense	$24	$29	$48	$80

As of June 30, 2007, we had $83,393 of unrecognized expense related to un-vested share-based compensation which will be recognized ratably as compensation expense over the remaining vesting period from July 1, 2007 through May 16, 2008.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2007 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable
	(number of shares in thousands)
$.10 to $.60	669	6.1	469
$1.03 to $5.63	559	5.7	559
$.10 to $5.63	1,228	5.9	1028

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at June 30, 2007 is as follows:

	Weighted		Weighted
	Average		Average
	Exercise	Number	Remaining	Number
	Price	Outstanding	Life	Exercisable
		(number of shares in thousands)
Warrants	$1.60	3,500	2.79	3,500
Class 2 Note	$1.00	321	1.73	321
Class 3 Notes	$1.00	378	0.76	378
1995 Employee Stock	$0.64	319	3.50	319
1999 Employee Stock	$0.27	335	4.77	335
2004 Employee Stock	$1.34	574	7.93	374
	$1.36	5,427	3.29	5,227

Note G – Contingencies

Product Warranties

We provide standard warranty coverage for most of our products, generally for one year from the date of customer acceptance. We record a liability for estimated warranty claims based on historical claims and other factors. Management reviews these estimates on a regular basis and adjusts the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor and travel, and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty liability for the six months ended June 30, 2007 and 2006:

	Amount	Amount
	2007	2006
	(in thousands)
Balance as of January 1	$49	$80
(Charges)/credits to expense	16	-
Utilization/payment	(1)	(3)
Balance as of March 31	$64	$77
(Charges)/credits to expense	(1)	5
Utilization/payment	(2)	(7)
Balance as of June 30	$61	$75

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses from operations in the six months ended June 30, 2007 and 2006 of $1,613,000 and $1,560,000, respectively. Further, during the years 2006 and 2005 we incurred losses of $3.0 million and $2.7 million, respectively. The continuing losses raise substantial doubt about our ability to continue as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components. We expect that additional sales orders will be placed by these customers throughout 2007 and into 2008 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

The Board of Directors at their February 28, 2007 meeting, authorized the issuance of up to $2,000,000 of Class 2 Notes. Effective July 23, 2007 the Board of Directors authorized an increase of $500,000 of Class 2 Notes. At their August 8, 2007 meeting the Board of Directors authorized an increase of $122,000 of Class 2 Notes. These increases allow a total of $2,622,000 of Class 2 Notes to be outstanding.

From November 2006 through August 8, 2007, we have used $2,124,000 of Class 2 Notes to fund operations leaving a balance of $498,000 of available Class 2 Notes which we expect to be funded during the third and fourth quarters of 2007. We anticipate needing an additional $2,000,000 to fund operations through the third quarter of 2008. We are in the process of reviewing various alternatives for additional funding with potential investors. We are expecting to secure these funds and refinance the existing notes in the fourth quarter of 2007, however, there can be no assurance that this will be accomplished.

The condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Note I – Subsequent Events

During the month of July 2007 we made arrangements to amend our existing Class 2 Note and Warrant Purchase Agreement with the Class 2 Note holders. The amendment provides for an increase of $500,000 to the limit for the outstanding notes, the extension of the July 31, 2007 maturity date to October 15, 2007 and the issuance of Warrants accrued on their Class 2 Notes through July 30, 2007 if requested. The number of Warrants requested by and issued to the Class 2 Note holders was 335,545. The value of the Warrants issued was $21,118 which was determined using the Black-Scholes option pricing model. The effective date of the amendment is July 31, 2007 except the effective date for the requirement that accrued warrants be issued to Note holders is July 30, 2007.

During the month of August 2007 we made arrangements to further amend our existing Class 2 Note and Warrant Purchase agreement with the Class 2 Note holders. The amendment provides for an increase of $122,000 to the limit for the outstanding notes and the provision that Class 2 Note holders may elect to receive accrued Class 2 warrants at the time they amend their notes and once each calendar quarter.

During the months of July and August 2007 we made arrangements and issued $275,000 of Class 2 Notes to related parties. For further information on Class 2 Notes see Note C to the financial statements.

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

LumenEye – Our LumenEye product provides an “out of the box” solution designed for a low skill level user to setup and acguire images from an FPD panel. It is targeted at manufacturers of FPD products who need to inspect for inherent Image Retention (Image Sticking) defects in their displays prior to shipment. The software provided with LumenEye will perform an evaluation of the panel based on the acquired images to VESA 305-2 specification. Integral Vision can also provide the customer unique Image Retention analysis as part of its software offering. Custom panel evaluation software is also available to meet the FPD manufacturer customer test pattern requirements.

ChromaSee – Our ChromaSee product provides luminance, color matching and defect inspections for FPD displays. Defect detection includes functional (e.g. failed pixels, icons) and cosmetic (e.g. scratches) defects. ChromaSee integrates with production equipment to allow inline or offline testing. A configuration interface (Task Sequencer) uses a familiar “Tree View” representation of the inspection sequence flow. For deployment into production, the operator’s interface provides essential views of results, images and statistics for production floor personnel.

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

IVSee – Our IVSee provides FPD inspection for applications which still require manual handling. IVSee is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies. IVSee is configured to be integrated into existing manual inspection stations allowing them to receive the benefits of computer aided optical inspection without the need to modify the manufacturing process to automate handling of the display. The operator’s interface provides essential views of results, images, and statistics for production floor personnel.

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Net revenues decreased $244,000 (72.2%) to $94,000 in the second quarter of 2007 from $338,000 in the second quarter of 2006. The decrease in net revenue was primarily attributable to a decrease of $196,000 in revenue from sales of our flat panel display inspection products in the second quarter of 2007 compared to $290,000 in sales from that product line in the comparable 2006 quarter. Additionally, the second quarter of 2007 included zero revenue from product development agreements; there was $48,000 of such revenues in the second quarter of 2006.

The three months ended June 30, 2007 and 2006 also had shipments of approximately $183,000 and $248,000 respectively, which were not recognized in those periods’ revenue as final acceptance had not been received from the customer.

Costs of sales decreased $140,000 (62.2%) to $85,000 (90.4% of sales) in the second quarter of 2007 compared to $225,000 (66.6% of sales) in the second quarter of 2006. This was primarily due to a decrease in material costs of $174,000 as a result of the lower sales of flat panel display inspection products in the 2007 period. Additionally, the second quarter of 2007 included zero costs related to product development agreements while there was $51,000 of costs in 2006.

Marketing costs decreased $31,000 (16.0%) to $163,000 in the second quarter of 2007 compared to $194,000 in the second quarter of 2006. This was attributable to decrease in trade show activity, travel and promotion costs.

General and administrative costs increased $6,000 (1.7%) to $361,000 in the second quarter of 2007 compared to $355,000 in the second quarter of 2006. We were not required to allocate any general and administrative costs to inventory or cost of goods sold for product development agreements in the second quarter of 2007. We did allocate $7,000 of general and administrative costs to cost of sales for product development agreements for the second quarter of 2006. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note B to the financial statements.) Without this allocation, general and administrative costs would have been $362,000 which is consistent with 2007 general and administrative expenses.

Engineering and development expenditures decreased $66,000 (20.0%) to $264,000 in the second quarter of 2007 compared to $330,000 in the second quarter of 2006. In the second quarter of 2006, $40,000 of engineering costs was allocated to costs of sales for product development agreements. We were not required to allocate any engineering and development costs for the second quarter of 2007. (For more information on the allocation of certain engineering costs to cost of goods sold see Note B to the financial statements.) Without this allocation, engineering costs would have decreased by $106,000 (28.7%) over the second quarter of 2006. This decrease is primarily attributable to a reduction in staffing and related costs.

Other income for the three months ended June 30, 2007 was comparable to the three months ended June 30, 2006.

Interest expense increased $79,000 to $87,000 in the second quarter of 2007 compared to $8,000 in the second quarter of 2006. The increase is primarily attributable to the issuance of Class 2 Notes in the second quarter of 2007.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net revenues for the six months ended June 30, 2007 were $410,000, nearly all of which was flat panel display inspection products. Our net revenues for the six months ended June 30, 2006 were $407,000, of which $305,000 was flat panel display inspection products and $102,000 was from product development agreements; there were no such revenues in 2007.

Cost of sales for the six months ended June 30, 2007 was $346,000, nearly all of which was for our flat panel display products. Cost of sales for the six months ended June 30, 2006 was $347,000 which included costs for our flat panel display products of $243,000 and costs of $104,000 for product development agreements. There were no product development costs in 2007.

Marketing costs decreased $14,000 (4.3%) to $312,000 in 2007 compared to $326,000 in 2006. This was attributable to a decrease in trade show activity, travel and promotion costs.

General and administrative costs increased $12,000 (1.8%) to $679,000 in 2007 compared to $667,000 in 2006. General and administrative costs of $8,000 were allocated to inventory for product development agreements in 2007 while costs of $16,000 were allocated to cost of sales product development agreements for 2006. (For more information on the allocation of certain general and administrative costs to inventory and cost of goods sold, see Note B to the financial statements.) Without this allocation, general and administrative costs would have increased $4,000. Expense allocated to G&A for amortization of share based compensation as required by SFAS 123R was approximately $12,000 for 2007 and approximately $21,000 for 2006.

Engineering and development expenditures decreased $77,000 (11.7%) to $580,000 in 2007 compared to $657,000 in 2006. Engineering costs of $20,000 were allocated to inventory for product development agreements in 2007 while costs of $69,000 were allocated to costs of sales product development agreements for 2006. (For more information on the allocation of certain engineering cost to inventory and cost of goods sold, see Note B to the financial statements.) Without this allocation, engineering costs would have been $600,000 for 2007 and $726,000 for 2006. The decrease of $126,000 was primarily a result of staff reductions and related benefit costs. Expense allocated to engineering and development for amortization of share based compensation as required by SFAS 123R was approximately $26,000 for 2007 and approximately $45,000 for 2006.

Other income was comparable to the prior year six month period.

Interest expense increased $96,000 to $111,000 in 2007 compared to $15,000 in 2006. The increase is primarily attributable to the issuance of additional Class 2 Notes in 2007. For more information on these notes refer to Note C of the financial statements.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2007, used cash of approximately $1,458,000 primarily due to the Company’s loss from operations of $1,613,000

Our investing activities included the purchase of approximately $38,000 of equipment and $3,000 for patents in the six months ended June 30, 2007.

Our financing activities included proceeds of $1,560,000 from the issuance of Class 2 Notes. We paid $61,000 of principal on Class 2 Notes. We paid $15,000 of interest on Class 3 Notes.

Long-term debt, which became a current liability this quarter, consisted of $378,000 of convertible Class 3 Notes at a conversion price of $1.00. Interest on these Notes is paid semi-annually at a stated rate of 8.0% . The Class 3 Notes mature in April 2008.

The Board of Directors at their February 28, 2007 meeting authorized the issuance of up to $2,000,000 of Class 2 Notes. Effective July 23, 2007, the Board of Directors authorized an additional increase of $500,000 of Class 2 Notes. At their August 8, 2007 meeting, the Board of Directors authorized an additional increase of $122,000 of Class 2 Notes. These increases allow a total of $2,622,000 of Class 2 Notes to be outstanding.

From November 2006 through August 8, 2007, we have used $2,124,000 of Class 2 Notes to fund operations, leaving a balance of $498,000 of available Class 2 Notes which we expect to be funded during the third and fourth quarters of 2007. We anticipate needing an additional $2,000,000 to fund operations through the third quarter of 2008 and to provide working capital for anticipated orders. We are in the process of reviewing various alternatives for additional funding with potential investors. We are expecting to secure these funds and refinance the existing notes in the fourth quarter of 2007, however, there can be no assurance that this will be accomplished.

We also have an estimated $220,000 potentially owed to a certain regulatory agency as of June 30, 2007.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2007; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Notes to Condensed Financial Statements included in this Quarterly Form 10-QSB.

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

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically the agreements require a “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

Share Based Compensation

We account for our stock based compensation plans according to the provisions of SFAS 123-R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of June 30, 2007.

Item 3. Controls and Procedures

a)

Evaluation of disclosure controls and procedures - Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)- 15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)

Changes in internal controls - There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit

Number Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).
4.1	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision,
Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31,
2003, SEC file 0-12728, and incorporated herein by reference).
4.2	Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth
Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2
Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006,
SEC file 0-12728, and incorporated herein by reference).
4.3	Form of Consent to Modifications dated March 6, 2007 modifying the terms of the Fourth Amended
Note and Warrant Purchase Agreement. (filed as Exhibit 4.3 to registrant's Form 10-KSB for the year ended December 31, 2006. See File 0-12728 and incorporated herein by reference).
4.4	Form of Consent to Modifications dated August 13, 2007 modifying the terms of the Fourth Amended note and Warrant Purchase Agreement.
10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s
Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).
10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).
10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit
10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).
10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees
(filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File
0-12728, and incorporated herein by reference).
10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form
10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.8	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form
10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).
31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-
15(e).
31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-
15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: August 14, 2007	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: August 14, 2007	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer