Form 10QSB
period 2007-09-30
INTEGRAL VISION INC
filed 2007-11-14
CIK 719152

United States Securities And Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact Name registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

49113 Wixom Tech Drive
Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 668-9230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓     NO__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __     NO ✓

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES __     NO ✓

The number of shares outstanding on each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2007:

Common Stock, No Par Value, Stated Value $.20 Per Share – 29,566,409

Transitional Small Business Format (check one): YES __     NO ✓

INTEGRAL VISION, INC.

FORM 10-QSB Report
September 30, 2007

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheets (unaudited)
	as of September 30, 2007 and December 31, 2006	3-4

	Condensed Statements of Operations (unaudited)
	for the three months and the nine months ended
	September 30, 2007 and 2006	5-6

	Statement of Stockholders’ Deficit (unaudited)
	for the nine months ended September 30, 2007 and 2006	7

	Condensed Statements of Cash Flows (unaudited)
	for the nine months ended September 30, 2007 and 2006	8

	Notes to Condensed Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

	Signatures	25

INTEGRAL VISION, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$19	$57
Accounts receivable	373	21
Inventories - Note B	622	381
Other current assets	125	119
Total current assets	1,139	578

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	234	203
Furniture and fixtures	80	80
Computer equipment	189	188
Marketing/demonstration equipment	161	161

	668	636
Less accumulated depreciation	(420)	(369)
Net property and equipment	248	267

Other assets - net of accumulated amortization of $1,492,000
($1,483,000 for 2006)	33	36
	$1,420	$881

See notes to condensed financial statements.

     INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(in thousands)

Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable	$2,942	$350
Accounts payable	115	170
Accrued compensation and related costs	313	308
Accrued interest	135	17
Other accrued liabilities	73	78
Deferred revenue for product sales	526	-
Total current liabilities	4,104	923

Long-term debt	-	378
Total liabilities	4,104	1,301

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20
per share; 50,000,000 shares authorized; 29,566,409 shares issued
and outstanding (29,491,409 in 2006)	5,913	5,898
Additional paid-in capital	39,358	39,296
Accumulated deficit	(47,955)	(45,614)
Total stockholders’ deficit	(2,684)	(420)
	$1,420	$881

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended September 30,
	2007	2006
	(Unaudited)
Revenue:	(In thousands, except per share data)
Net product sales	$118	$283
Net revenue from product development agreements	33	70
Total revenues (See Note-B)	151	353
Costs of sales:
Costs of sales for products	63	225
Cost of sales for product development agreements	42	69
Depreciation and amortization	4	4
Total costs of sales	109	298
Gross margin	42	55

Other costs and expenses:
Marketing	146	173
General and administrative - net	321	289
Engineering and development - net	261	254
Total other costs and expenses	728	716
Operating loss	(686)	(661)
Other income (deductions)	16	2
Interest income	-	6
Interest expense	(57)	(8)
Net loss	$(727)	$(661)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.02)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,551	29,491

See notes to condensed financial statements.

     INTEGRAL VISION, INC.
Condensed Statements of Operations

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$528	$588
Net revenue from product development agreements	33	172
Total revenues (See Note-B)	561	760
Costs of sales:
Costs of sales for products	400	430
Cost of sales for product development agreements	42	165
Depreciation and amortization	13	48
Total costs of sales	455	643
Gross margin	106	117

Other costs and expenses:
Marketing	458	500
General and administrative - net	1,000	956
Engineering and development - net	841	911
Total other costs and expenses	2,299	2,367
Operating loss	(2,193)	(2,250)
Other income	21	12
Interest income	-	41
Interest expense	(169)	(23)
Net loss	$(2,341)	$(2,220)

Basic and diluted loss per share:
Net loss	$(0.08)	$(0.08)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,523	29,491

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of
	Shares		Additional Paid-	Accumulated
	Outstanding	Amount	In Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2007	29,491,409	$5,898	$39,296	$(45,614)	$(420)
Issuance of 75,000 shares of common stock from exercise of options	75,000	15	(7)		8
Issuance of warrants for purchase of 335,545 shares of common stock for settlement of interest on Class 2 Notes (see Note C)			21		21
Net loss for the period				(2,341)	(2,341)
Share based compensation			48		48

Balance at September 30, 2007	29,566,409	$5,913	$39,358	$(47,955)	$(2,684)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(2,341)	$(2,220)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	51	32
Amortization	8	44
Warrants issued in settlement of interest	21	-
Share-based compensation	48	138
Changes in operating assets and liabilities which porvided
(used) cash:
Accounts receivable	(352)	(101)
Inventories	(241)	(150)
Prepaid and other	(6)	(5)
Accounts payable and other current liabilities	63	90
Deferred revenue	526	-
Net Cash Used In Operating Activities	(2,223)	(2,172)

Cash Flows From Investing Activities
Purchase of property and equipment	(32)	(49)
Additional Patents	(5)	(8)
Net Cash Used In Investing Activities	(37)	(57)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes - Net	2,214	-
Proceeds from exercise of stock options	8	-
Net Cash Provided By Financing Activities	2,222	-
Decrease in Cash	(38)	(2,229)
Cash at Beginning of Period	57	2,501
Cash at End of Period	$19	$272

Supplemental cash flows disclosure:
Interest paid	$30	$30
Reclassification of inventory to property and equipment	$-	$153

See notes to condensed financial statements.

Notes to Condensed Financial Statements - Integral Vision, Inc.

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

The results of operations for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2007.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. We assess the recoverability of all inventory to determine whether adjustments for impairment are required. At September 30, 2007 and December 31, 2006, inventories consisted of the following amounts (net of obsolescence reserves of $79,000 at September 30, 2007 and $79,000 at December 31, 2006):

	30-Sep-07	31-Dec-06
	(in thousands)
Raw materials	$243	$214
Work in process	70	167
Finished goods	309	-
	$622	$381

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At September 30, 2007 there was deferred revenue for product sales of $525,298. At December 31, 2006 there was no deferred revenue.

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

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $2,108 and $10,907 for the three month and nine month periods ended September 30, 2007 and $5,700 and $22,474 for the three month and nine month periods ended September 30, 2006.

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

The following is a summary of the allocations made for the three-month and nine-month periods ended September 30, 2007 and 2006:

	Three Months		Nine Months
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gross G&A Expense	$321	$304	$1,008	$986
Less allocation to cost of sales from product development agreements	-	$(15)	-	$(30)
Less allocation to inventory for product development agreements	-	$-	$(8)	-
Remaining G&A Expense	$321	$289	$1,000	$956

	Three Months		Nine Months
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Gross Engineering Expense	$261	$305	$861	$1,031
Less allocation to cost of sales from product development agreements	-	$(51)	-	$(120)
Less allocation to inventory for product development agreements	-	$-	$(20)	-
Remaining Engineering Expense	$261	$254	$841	$911

Share-Based Compensation

We account for our share based compensation plans according to the provisions of SFAS 123R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Reclassifications

Certain amounts have been reclassified in prior periods presentations to conform to the current period’s presentation.

Recently Issued Accounting Standards

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides for enhanced guidance for using fair value to measure assests and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is applicable under other accounting pronouncements that either require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the Company’s financial statements issued for fiscal periods beginning January 1, 2008. Integral Vision is in the process of analyzing the implications of SFAS No. 157.

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

Note C – Long-Term Debt and Other Financing Arrangements

The Board of Directors at their February 28, 2007 meeting authorized the issuance of up to $2,000,000 of Class 2 Notes. Effective July 23, 2007 the Board of Directors authorized an increase of $500,000 of Class 2 Notes. At their August 8, 2007 meeting the Board of Directors authorized an increase of $122,000 of Class 2 Notes. Effective October 12, 2007 the Board of Directors authorized an increase of $500,000 of Class 2 Notes. At their November 7, 2007 meeting the Board of Directors authorized an increase of $500,000 of Class 2 Notes. These increases allow a total of $3,622,000 of Class 2 Notes to be outstanding. From November 2006 through September 30, 2007, we have issued $2,564,000 of Class 2 Notes to fund operations leaving a balance of $1,058,000 of Class 2 Notes available to be issued in future periods. See Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Results of Operations for anticipated usage of the available Class 2 Notes.

Class 2 notes have been issued primarily to related parties. The issued Notes have a maturity date of December 14, 2007. See Note H – Going Concern in the Notes to Condensed Financial Statements for activity associated with the maturity date of the Notes. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

The terms of the class 2 Note and Warrant Purchase agreement have been amended at various dates during 2007 to reflect the following:

I)	(a) Extend the maturity date to July 31, 2007 and (b) grant the holders of Class 2 Notes the right to participate in future equity financings up to the face amount of their respective Notes.

II)	(a) Extend the maturity date to October 15, 2007 and (b) issue warrants accrued on Class 2 Notes through July 30, 2007 if requested. The number of warrants requested by and issued to the Class 2 Note Holders was 335,545. The value of the warrants issued was $21,118 as determined by the Black-Scholes option-pricing model.

III)	Class 2 Note Holders may elect to receive accrued Class 2 warrants at the time they amend their notes and once each quarter.

IV)	Extend the maturity date to December 14, 2007.

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of our common stock when the Note is repaid or an additional interest at the annual rate of 2% for the period such Notes were outstanding. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365, at a specific price which shall be approximately 150% of the recent fair value of our common stock as agreed by the parties as of the date of issuance of the corresponding Class 2 Note or such other price as the Board of Directors shall determine is appropriate based on the circumstances at the time. The Board of Directors has approved a $1.60 strike price for the warrants. As of September 30, 2007, the note holders had earned 761,733 un-issued warrants.

As of September 30, 2007, we had $378,000 in outstanding Class 3 Notes payable that are convertible into our common stock at $1.00 per share. The Notes are due April 1, 2008, and interest is paid semi-annually at 8%. The Class 3 Notes are secured by our intellectual property.

A summary of our debt obligations is as follows:

	September 30 2007	December 31 2006
	(in thousands)

Long Term Debt:
Class 3 Notes	$-	$378
Less Original Issue Discount (OID)	-	-
Net Long Term Debt	$-	$378

Short Term Debt:
Class 2 Notes	$2,564	$350
Class 3 Notes	378	-
Other Short Term Debt	-	-
Total Short Term Debt	$2,942	$350

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss
available to common stockholders
Net loss	$(727)	$(661)	$(2,341)	$(2,220)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	29,551	29,491	29,523	29,491
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.02)	$(0.02)	$(0.08)	$(0.08)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an antidilutive effect. For additional disclosures regarding stock options see Note F – Share Based Compensation.

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

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of September 30, 2007.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2003 through 2006 remain open to examination by taxing jurisdictions to which we are subject. As of September 30, 2007, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans ( the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans. As of September 30, 2007, there remained 99,000 shares which can be issued under the Plans.

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

We granted 475,000 options to employees during the three months and nine months ended September 30, 2007. No options were granted during the three months ended September 30, 2006, 210,000 options were granted to employees during the nine months ended September 30, 2006

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The fair value of all awards is amortized on a straight line basis over the requisite service periods. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant. Expected volatilities are based on historical volatility of our common stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate pre-vesting option forfeitures.

	September 30
	2007	2006
	(in thousands)
Expected Life (in years)	6.0	6.4
Expected volatility	75.15%	101.6%
Risk-free interest rate	4.35%	3.68%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the nine months ended September 30, 2007, and 2006 follows:

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
		(number of shares in thousands)
Outstanding at January 1	1,309	$0.95	1,114	$0.97
Granted	475	0.36	210	1.50
Exercised	(75)	0.10	0	0.00
Expired	(213)	1.53	(15)	6.25
Outstanding at September 30 ($.10 to $1.71 per share)	1,496	$0.71	1,309	$1.00

Exercisable ($.10 to $1.71 per share)	846	$0.80	1,099	$0.90

A summary of the status of our nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

		Weighted
		Average Grant-
		Date Fair
		Value Exercise
	Shares	Price
Nonvested at January 1, 2007	210,000	$0.60
Granted	475,000	0.36
Forfeited	(35,000)	0.60
Vested	0	0.00

Nonvested at September 30, 2007	650,000	$0.42

The following table summarizes share-based compensation expense for the three months and nine months ended September 30, 2007 and 2006 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	Three Months		Nine Months
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Marketing	$7	$12	$17	$27
Engineering and Development	(14)	32	12	76
General and Administrative	7	14	19	35
Total share based compensation expense	$-	$58	$48	$138

As of September 30, 2007, we had $158,632 of unrecognized expense related to un-vested share-based compensation which will be recognized ratably as compensation expense over the remaining vesting period from October 1, 2007 through September, 2008.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at September 30, 2007 follows:

		Weighted
Range of	Number	Average	Number
Exercise Prices	Outstanding	Remaining Life	Exercisable
	(number of shares in thousands)
$.10 to $.60	1,009	7.8	359
$1.03 to $1.71	487	5.5	487
$.10 to $1.71	1,496	7.1	846

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at September 30, 2007 is as follows:

	Weighted		Weighted
	Average		Average
	Exercise	Number	Remaining	Number
	Price	Outstanding	Life	Exercisable
		(number of shares in thousands)
Warrants	$1.60	3,500	2.53	3,500
Class 2 Note	$1.31	657	2.68	657
Class 3 Notes	$1.00	378	0.50	378
1995 Employee Stock	$0.54	312	3.33	312
1999 Employee Stock	$0.28	205	4.78	205
2004 Employee Stock	$0.85	979	8.77	329
	$1.31	6,031	3.55	5,381

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

The following table illustrates the changes in our warranty liability for the nine months ended September 30, 2007 and 2006:

	Amount	Amount
	2007	2006
	(in thousands)
Balance as of January 1	$49	$80
(Charges)/credits to expense	16	-
Utilization/payment	(1)	(3)
Balance as of March 31	$64	$77
(Charges)/credits to expense	(1)	5
Utilization/payment	(2)	(7)
Balance as of June 30	$61	$75

(Charges)/credits to expense	(4)	12
Utilization/payment	-	(7)
Balance as of September 30	$57	$80

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses from operations in the nine months ended September 30, 2007 and 2006 of $2,341,000 and $2,220,000, respectively. Further, during the years 2006 and 2005 we incurred losses of $3.0 million and $2.7 million, respectively. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components. We expect that additional sales orders will be placed by these customers in the last quarter of 2007 and throughout 2008 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through September 30, 2007, we have used $2,564,000 of Class 2 Notes to fund operations. All of these Notes mature December 14, 2007. We are in ongoing discussions with the existing Class 2 Note holders and expect the maturity date will be extended, however there can be no assurance that will happen.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

See Liquidity and Capital Resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations for anticipated usage of remaining authorized Class 2 Notes.

The condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

During the month of October 2007 we made arrangements with the Class 2 Note holders to amend our existing Class 2 Note and Warrant Purchase Agreement. The amendment provides for an increase of $500,000 to the limit for the outstanding notes and the extension of the October 15, 2007 maturity date to December 14, 2007.

In October 2007 we issued $200,000 of Class 2 Notes to related parties.

In November 2007 the Board of Directors authorized a $500,000 increase to the limit for outstanding Class 2 Notes.

For further information on Class 2 Notes see Note C – Long Term Debt and Other Financing Arrangements and Note H – Going Concern in the Notes to Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward - Looking Statements

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

Products

SharpEye – Our SharpEye product provides Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies. These technologies are applied to consumer products such as camcorders, rear projection TVs, computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones. The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

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

Results of Operations

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006 Net revenues decreased $202,000

(57.3%) to $151,000 in the third quarter of 2007 from $353,000 in the third quarter of 2006. The decrease in net revenue was primarily attributable to a decrease of $166,000 in revenue from sales of our flat panel display inspection products in the third quarter of 2007 compared to $280,000 in sales from that product line in the comparable 2006 quarter. Additionally, the third quarter of 2007 included $33,000 of revenue from product development agreements; there was $70,000 of such revenues in the third quarter of 2006.

In the three months ended September 30, 2007 we shipped approximately $349,000 which was not recognized in the period’s revenue because final acceptance had not been received from the customer.

Costs of sales decreased $189,000 (63.4%) to $109,000 (72.2% of sales) in the third quarter of 2007 compared to $298,000 (84.4% of sales) in the third quarter of 2006. This was primarily due to a decrease in material costs of $162,000 as a result of the lower sales of flat panel display inspection products in the 2007 period. Additionally, the third quarter of 2007 included $42,000 of costs related to product development agreements while there was $69,000 of costs in 2006.

Marketing costs decreased $27,000 (15.6%) to $146,000 in the third quarter of 2007 compared to $173,000 in the third quarter of 2006. This was attributable to decreases in trade show activity, travel and promotion costs.

General and administrative costs increased $32,000 (11.1%) to $321,000 in the third quarter of 2007 compared to $289,000 in the third quarter of 2006. We were not required to allocate any general and administrative costs to inventory or cost of goods sold for product development agreements in the third quarter of 2007. We did allocate $15,000 of general and administrative costs to cost of sales for product development agreements for the third quarter of 2006. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note B to the financial statements.) Without this allocation, general and administrative costs would have been $304,000 for 2006. The 2007 increase in general and administrative expenses over 2006 is a result of increased professional fees.

Engineering and development expenditures increased $7,000 (2.7%) to $261,000 in the third quarter of 2007 compared to $254,000 in the third quarter of 2006. In the third quarter of 2006, $51,000 of engineering cost was allocated to costs of sales for product development agreements. We were not required to allocate any engineering and development costs for the third quarter of 2007. (For more information on the allocation of certain engineering costs to cost of goods sold see Note B to the financial statements.) Without this allocation, gross engineering costs would have decreased by $44,000 (14.4%) over the third quarter of 2006. This decrease is primarily attributable to a reduction in staffing and related costs.

Other income for the three months ended September 30, 2007 increased by $14,000 compared to the three months ended September 30, 2006 primairly as result of an increase in royalty income.

Interest expense increased $49,000 to $57,000 in the third quarter of 2007 compared to $8,000 in the third quarter of 2006. The increase is primarily attributable to the issuance of Class 2 Notes through the third quarter of 2007.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net revenues for the nine months ended September 30, 2007 were $561,000 of which $528,000 was flat panel display inspection products and $33,000 was from product development agreements. Our net revenues for the nine months ended September 30, 2006 were $760,000, of which $588,000 was flat panel display inspection products and $172,000 was from product development agreements.

Cost of sales for the nine months ended September 30, 2007 was $455,000 which included costs for our flat panel display products of $413,000 and costs of $42,000 for product development agreements. Cost of sales for the nine months ended September 30, 2006 was $643,000 which included costs for our flat panel display products of $478,000 and costs of $165,000 for product development agreements.

Marketing costs decreased $42,000 (8.4%) to $458,000 in 2007 compared to $500,000 in 2006. This was attributable to a decrease in trade show activity, travel and promotion costs.

General and administrative costs increased $44,000 (4.6%) to $1,000,000 in 2007 compared to $956,000 in 2006. General and administrative costs of $8,000 were allocated to inventory for product development agreements in 2007 while costs of $30,000 were allocated to cost of sales product development agreements for 2006. (For more information on the allocation of certain general and administrative costs to inventory and cost of goods sold, see Note B to the financial statements.) Without this allocation, general and administrative costs would have increased $22,000 resulting from increased professional fees. Expense allocated to G&A for amortization of share based compensation as required by SFAS 123R was approximately $19,000 for 2007 and approximately $35,000 for 2006.

Engineering and development expenditures decreased $70,000 (7.7%) to $841,000 in 2007 compared to $911,000 in 2006. Engineering costs of $20,000 were allocated to inventory for product development agreements in 2007 while costs of $120,000 were allocated to costs of sales product development agreements for 2006. (For more information on the allocation of certain engineering cost to inventory and cost of goods sold, see Note B to the financial statements.) Without this allocation, engineering costs would have been $861,000 for 2007 and $1,031,000 for 2006. The decrease of $170,000 was primarily a result of staff reductions and related benefit costs. Expense allocated to engineering and development for amortization of share based compensation as required by SFAS 123R was approximately $12,000 for 2007 and approximately $76,000 for 2006.

Other income increased $ 9,000 to $21,000 in 2007 compared to $12,000 in 2006 which is a result of an increase in royalty income.

Interest expense increased $146,000 to $169,000 in 2007 compared to $23,000 in 2006. The increase is primarily attributable to the issuance of additional Class 2 Notes in 2007. For more information on these notes refer to Note C of the financial statements.

Liquidity and Capital Resources

Operating activities for the nine months ended September 30, 2007, used cash of approximately $2,223,000 primarily due to the Company’s loss from operations of $2,341,000 and increases in accounts receivable and inventories off-set by an increase in deferred revenue.

Our investing activities included the purchase of approximately $32,000 of equipment and $5,000 for patents in the nine months ended September 30, 2007.

Our financing activities included proceeds of $2,275,000 from the issuance of Class 2 Notes. We paid $61,000 of principal on Class 2 Notes. We paid $30,000 of interest on Class 3 Notes.

Long-term debt, which became a current liability in the first quarter of 2007, consisted of $378,000 of convertible Class 3 Notes at a conversion price of $1.00. Interest on these Notes is paid semi-annually at a stated rate of 8.0% . The Class 3 Notes mature in April 2008.

From November 2006 through September 30, 2007, we have used $2,564,000 of Class 2 Notes to fund operations leaving $1,058,000 of Class 2 Notes available to be issued in future periods. We expect $558,000 of the available Class 2 Notes to be funded during the fourth quarter of 2007 and the first quarter of 2008. We anticipate needing $1,500,000 in addition to the remaining $500,000 of authorized Class 2 Notes to fund operations for the balance of the first quarter through the fourth quarter of 2008. We are in the process of reviewing various alternatives to raise this funding with potential investors. We are expecting to secure these funds in the first quarter of 2008, however, there can be no assurance that this will be accomplished.

See Note C – Long Term Debt and Other Financing Arrangements in the Notes to Condensed Financial Statements for activity associated with the amount of Class 2 Notes authorized by the Board of Directors.

See Note H – Going Concern in the Notes to Condensed Financial Statements for activity associated with the maturity date of the issued Class 2 Notes.

We also have an estimated $220,000 potentially owed to a certain regulatory agency as of September 30, 2007.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2007; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Notes to Condensed Financial Statements included in this Quarterly Form 10-QSB.

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

Share Based Compensation

We account for our share based compensation plans according to the provisions of SFAS 123-R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of September 30, 2007.

Off Balance Sheet Arrangements

None.

Item 3. Controls and Procedures

a)	Evaluation of disclosure controls and procedures - Our chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)- 15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have each concluded that our current disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported, in each case, within the time period specified by the SEC’s rules and regulations.

b)	Changes in internal controls - There have not been any significant changes in our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness, and therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit

Number Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

4.1	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 0-12728, and incorporated herein by reference).

4.2	Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 0-12728, and incorporated herein by reference).

4.3	Form of Amendment to Class 2 Note dated March 5, 2007 modifying the terms of the Class 2 Notes issued under the Fourth Amended Note and Warrant Purchase Agreement.

4.4	Form of Amendment to Class 2 Note dated May 18, 2007 modifying the terms of the Class 2 Notes issued under the Fourth Amended Note and Warrant Purchase Agreement.

4.5	Form of Consent to Modifications dated August 13, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.

4.6	Form of Amendment to Class 2 Note dated October 10, 2007 modifying the terms of the Class 2 Notes issued under the Fourth Amended Note and Warrant Purchase Agreement.

4.7	Form of Consent to Modifications dated October 10, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.

10.1	Incentive Stock Option Plan of the Registrant as amended (filed as Exhibit 10.4 to the registrant’s Form S-1 Registration Statement effective July 2, 1985, SEC File 2-98085, and incorporated herein by reference).

10.2	Second Incentive Stock Option Plan (filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Non-qualified Stock Option Plan (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.4	Amendment to Integral Vision, Inc. Incentive Stock Option Plan dated May 10, 1993 (filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 1993, SEC File 0-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.6	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.7	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.8	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

16	Letter regarding change in certifying accountant (filed as Exhibit 16 to registrant’s Form 10-K for the year ended December 31, 2002, SEC file 0-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d- 15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d- 15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: November 14, 2007	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 14, 2007	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer