Form 10KSB
period 2007-12-31
INTEGRAL VISION INC
filed 2008-03-31
CIK 719152

United States Securities and Exchange Commission
Washington,D.C. 20549

FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.

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

Issuer’s telephone number, including area code: (248) 668-9230

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
Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $1,151,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $3,847,160 as of February 29, 2008.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. Common Stock 29,566,409 shares as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). Portions of the annual proxy statement for the year ended December 31, 2007 are incorporated by reference into Part III.

Transitional Small Business Format (check one): Yes ☐ No ☒

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

Part I

ITEM 1.  Description of Business

Overview

Integral Vision, Inc., a Michigan corporation (or the “Company”), was incorporated in 1978. We develop, manufacture and market flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Our products primarily use machine vision to evaluate operating displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application. Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of our sales originate in the United States, Asia, or Europe. Our products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

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

Marketing and Sales

We generally market our vision products to end users, but we have had success integrating our products with OEM’s in certain circumstances. Although sales are made worldwide, our strongest presence is maintained in the US (through Company employees), and in Asia and Europe (through sales representatives).

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

Production and Suppliers

Our production process is principally the assembling of standard electrical, electronic and optical components and hardware subassemblies purchased from suppliers into finished products. We generally do not rely on a single source for parts or subassemblies, although certain components and subassemblies included in our products may only be available from a limited number of suppliers. Management believes alternative sources or designs could be developed for any of the components used in its products thereby mitigating any exposure to product interruption from shortages of parts or limited suppliers.

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on our results of operations. For 2007, sales to Qualcomm MEMS Technologies, Samsung, Liquavista B.V., and Texas Instruments represented 31%, 24%,14% and 10% of net sales, respectively. Approximately $50,000 was due from two of these customers at December 31, 2007. For 2006, sales to Qualcomm MEMS Technologies, Texas Instruments, Energy Conversion Devices, and DuPont represented 31%, 21%, 21% and 14% of net sales, respectively. There were no amounts due from these customers at December 31, 2006

Intellectual Property

Management believes that the technology incorporated in its products gives it advantages over its competitors and prospective competitors. Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets. We presently have 14 U.S. patents. There can be no assurance that we will have the resources to defend our patents or that patents we hold will be considered valid if challenged. In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Governmental Approvals and Regulations

We are not subject to government approvals for any of our primary products or services. Certain applications using laser technology require compliance with CDRH Section 21 CFR 1040.

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to product development programs and seek to maintain close relationships with customers to remain responsive to their needs. During the period ended March 31, 2006 we began activity associated with a product development agreement with Energy Conversion Devices (ECD) where we are compensated for a portion of our costs for the development of online inspection for a continuous web of display material. This best efforts subcontract with ECD proceeds from a contract from the United States Display Consortium. Our net engineering and product development costs amounted to $1.1 million and $1.2 million in 2007 and 2006, respectively. Our current product development efforts are primarily directed to Flat Panel Display and Component Inspection products.

Environmental Factors

Our cost of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 29, 2008, we had 14 permanent employees, all full time, compared to 18 at February 28, 2007 and 21 at February 28, 2006. None of our employees are represented by a labor union.

ITEM 2.  Description of Properties

We lease a light industrial building containing approximately 14,000 square feet at 49113 Wixom Tech Drive, Wixom, Michigan. The lease is for a five year period, which commenced January 1, 2006. Our manufacturing, engineering and administrative functions are performed at this location. The building is approxmately 10 years old and is in excellent condition.

ITEM 3.  Legal Proceedings

We are not currently involved in any litigation other than routine litigation that is incidental to our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

Integral Vision’s common stock is traded on the Over the Counter Bulletin Board (OTCBB) under the symbol INVI. The table below shows the high and low sales prices for our common stock for each quarter in the past two years. These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, commissions or other transaction costs and may not represent actual transactions.

	2006				2007

	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31

High	$2.00	$1.80	$1.30	$0.75	$0.70	$0.51	$0.49	$0.28
Low	1.56	0.94	0.49	0.28	0.49	0.28	0.28	0.06

Holders

As of February 29, 2008, there were approximately 304 holders of record of our Common Stock. This figure does not reflect the approximately 1,300 beneficial stockholders whose shares are in nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any earnings for use in our operations and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases

We did not repurchase any equity securities during the years ended December 31, 2007 and 2006.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	c

Equity compensation plans approved by security holders	1,496,000	$0.71	99,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,496,000	$0.71	99,000

We have one terminated equity compensation plan which still has active options outstanding (the 1995 Employee Stock Option Plan) and two active equity compensation plans (the 1999 Employee Stock Option Plan and the 2004 Employee Stock Option Plan), all of which have been approved by our shareholders. Each of the plans may grant nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The plans are administered by the Compensation Committee of the Board of Directors. Each of the plans terminates after 10 years, though termination of the plan does not affect the rights of beneficiaries under options granted prior to the termination of the plan. Options are to be granted at a price equal to or greater than the closing price of the common stock on the day the option is granted and may be exercisable for up to 10 years from the date of grant so long as the beneficiary is employed by the Company, but terminate 3 months after the beneficiary is no longer employed by the Company unless due to permanent and total disability in which case the options terminate 12 months after employment ceases. For further information on equity compensation see Note I – Share Based Compensation in the Notes to the Financial Statements.

ITEM 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integral Vision, Inc., a Michigan corporation, develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. Our revenues are primarily derived from the sale of flat panel display inspection equipment. Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of

1934, as amended (the “Exchange Act”). Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: the ability of the company to obtain volume orders from its larger customers; general economic conditions and conditions in the specific industries in which we have significant customers; price fluctuations in the materials we purchase for assembly into final products; competitive conditions in our markets and the effect of competitive products and pricing; and technological development by us, our customers and our competition. As a result, our results may fluctuate. Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in our filings with the Securities and Exchange Commission. These forward-looking statements represent our best estimates as of the date of this document. We assume no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations - Year Ended December 31, 2007, compared to the year ended December 31, 2006

Net revenues for 2007 increased $316,000 (37.8%) to $1,151,000 from $835,000 in 2006. Revenue is reported net of sales commission expense which was approximately $67,000 in 2007 compared to approximately $24,000 in 2006. Revenue for 2007 includes $92,000 from Product Development Agreements compared to $172,000 in 2006. Sales from the flat panel display inspection product line were $1,048,000 in 2007, an increase of $399,000 (61.5%) from $649,000 in 2006.

Direct costs of sales for 2007 increased $154,000 (20.8%) to $895,000 (approximately 77.7% of sales) from $741,000 (approximately 88.7% of sales) in 2006. This was primarily due to an increase of $256,000 in costs related to flat panel display inspection equipment, partially offset by lower costs of $102,000 for product development agreements. Costs of sales for product development agreements are recorded in amounts equal to the revenue recognized and therefore do not contribute significantly to gross margin. See Note B to the Financial Statements Revenue Recognition and Note B to the Financial Statements Allocations of General and Adminstrative Costs and Engineering Costs for further discussion of product development agreements.

Marketing costs for 2007 were $608,000, a $45,000 (6.9%) decrease over the $653,000 spent in 2006. This is primarily attributable to a decrease in trade show activity, travel and promotion costs. Expense allocated to marketing costs for amortization of share based compensation as required by SFAS 123R was approximately $29,000 for 2007 and $33,000 for 2006.

General and administrative costs for 2007 were $1,327,000 a $77,000 (6.2%) increase over the $1,250,000 spent in 2006. We allocated $8,000 of general and administrative costs to costs of sales for product development agreements in 2007 and $38,000 in 2006. (For more information on the allocation of certain general and administrative costs to cost of goods sold see Note B to the Financial Statements.) Without this allocation, general and administrative costs would have increased by $47,000 (3.6%) over 2006 to $1,335,000. The increase was primairly attributable to an increase in professional fees and investor relations costs. Expense allocated to G&A for amortization of share based compensation as required by SFAS 123R for 2007 was approximately $30,000 compared to $43,000 in 2006.

Engineering and product development expenditures decreased $68,000 (5.6%) to $1.146,000 in 2007 compared to $1.214,000 in 2006. We allocated $20,000 of engineering costs to costs of sales for product development agreements in 2007 compared to $137,000 in 2006. (For more information on the allocation of certain engineering costs to cost of goods sold see Note B to the Financial Statements.) Without these allocations, engineering costs would have decreased by $185,000 (13.7%) to $1,166,000 in 2007 compared to $1.351,000 in 2006. This is primarily attributable to decreases in staffing and related costs of $404,000, partially offset by increases in outside services and travel costs of $219,000. Expense allocated to engineering and product development costs for the amortization of share-based compensation as required by SFAS 123R for 2007 was $38,000 in 2007 compared to $94,000 in 2006.

Other income decreased $33,000 to $13,000 in 2007 compared to $46,000 in 2006. The decrease in 2007 is primarily attributeable to a loss on the abandonement of equipment of $16,000 and a decrease in royalty income of $13,000.

Interest expense increased $198,000 to $230,000 in 2007 compared to $32,000 in 2006. The increase is primarily attributable to increased debt of $2,614,000 in 2007 compared to 2006 (see Note C to financial statements).

Seasonality and Quarterly Fluctuations

Integral Vision’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. Our reliance on large orders has contributed to the variability of the our operating results.

Liquidity and Capital Resources

Operating activities for 2007 used cash of approximately $2.6 million primarily due to our loss from operations. Changes in working capital provided cash of $201,000, which was primarily due to a decrease in inventory of $117,000, an increase in accounts receivable of $54,000, a decrease in other current assets of $22,000 and an increase in accounts payable and other current liabilities of $116,000.

Our investing activities included primarily the purchase of approximately $35,000 of equipment in 2007 and $8,000 for legal and patent office fees for new patent applications.

Our financing activities included net proceeds of $2,614,000 from the issuance of Class 2 Notes and we received $8,000 from the exercise of employee stock options.

We paid $30,000 of interest in 2007 on Class 3 Notes.

Management has made arrangements to issue up to $3,122,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature April 30, 2008. As of December 31, 2007 the Company had issued $2,964,000 of Class 2 Notes, primarily purchased by related parties. Management anticipates issuing the balance of these notes during the first quarter of 2008. As of December 31, 2007, the noteholders have earned 1,795,327 warrants, 335,545 of which are issued. The Company’s present cash position requires us to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders. Refer to Note P – Subsequent Events for recent activity associated with Class 2 Notes. Management expects to refinance these notes as part of our plan to raise additional capital in the second quarter of 2008 to fund operations through at least the first quarter of 2009 and provide working capital for anticipated orders.

Terms of the 2005 Securities Purchase Agreement provide antidilution protection for the 3,500,000 warrants outstanding and grant a right to holders of the 6,200,0000 outstanding shares of stock purchased at $1.00 per share under the agreement to swap the stock they purchased for new securities being offered in the future by the Company if the terms of the new securities are more favorable to the holders than the terms of the 2005 Securities Purchase Agreement. The antidilution protection on the warrants sets the conversion price of the warrant at the price of the new securities being issued and increases the total number of shares available under the warrant such that the total value of the warrant is kept constant. These terms would result in significant dilution if securities were sold at current market prices. Though there can be no assurance they will be successful, management expects to negotiate these terms as part of our plan to raise additional capital in the second quarter of 2008. Further, the terms of the 5th Amended Note and Warrant Purchase Agreement provides for the conversion price on outstanding warrants to be reduced to the price of new securities offered, but not lower than $0.25, resulting in a significant reduction of the amount of funds that will be realized by the Company in the event of an exercise of the warrants at current market prices. See financial statements Note P – Subsequent Events for additional information regarding potential dilution.

For further discussion regarding our obligations, see Note C—Long Term Debt and Other Financing Arrangements and Note P – Subsequent Events.

Impact of Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. Our operations together with other sources are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arragements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on our financial position, results of operations or cash flows as a result of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008 and do not anticipate adoption to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect to adopt this statement on January 1, 2009. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations

Management’s Discussion of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2007, future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also discussed in Note B of the Notes to Financial Statements included in Item 7 of this report.

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

We account for certain product sales of flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the term of the contract. Revenue is reported net of sales commissions.

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee. Typically the agreements require “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees contemplate reimbursing us, after our agreed-upon cost share if any, for costs considered to be associated with project activities. These include expenses for direct product development and research, operating expenses, general and administrative expenses, and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market. Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate, on a quarterly basis, the status of our inventory to ensure the amount recorded in the financial statements reflects the lower of our cost or the value we expect to receive when the inventory is sold. This estimate is based on several factors, including the condition and salability of the inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current stock. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts. Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. The Company accrues the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. The Company has made no such accruals at December 31, 2007.

ITEM 7.  Financial Statements and Supplementary Data

The annual financial statements and results of operations are submitted in separate sections of this report.

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adaquate internal control over financial reporting for the small business issuer, as such term is defined in Exchange Act Rule 13a-15(f). We have designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has evaluated the effectiveness of our disclosure controls and procedures and our internal fincancial controls using “SarboxPro”, a commercially available software package designed to implement the Committee of Sponsoring Organizations of the Treadway Commission framework in compliance with SEC Release No. 34-55929. We have presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on our evaluation. We have also disclosed in this report any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Evaluation of Disclosure Controls and Procedures

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

ITEM 8B.  Other Information

None

Part III

ITEM 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 9 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007.

ITEM 10.  Executive Compensation

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007.

ITEM 12.  Certain Relationships and Related Transactions, and Director Independence

Item 12 information is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007.

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

4.2	Securities Purchase Agreement, Effective April 12, 2005 (filed as Exhibit 4.(A) to registrant’s Form 8-K filed April 14, 2005, SEC file 0-12728, and incorporated herein by reference).

4.3

Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 0-12728, and incorporated herein by reference).

4.4

Form of Consent to Modifications dated August 13, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.4 to registrant’s Form 10-QSB for the quarter ended June 30, 2007, SEC file 0-12728, and incorporated herein by reference).

4.5

Form of Consent to Modifications dated October 10, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to registrant’s Form 10-QSB for the quarter ended September 30, 2007, SEC file 0-12728, and incorporated herein by reference).

4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.

4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008.

4.8	Form of Amended Security Agreement dated March 6, 2008.

4.9	Form of Consent to Amend and Replace Agreements dated March 12, 2008.

4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement.

10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

10.2

Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.4	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Integral Vision, Inc. 2008 Equity Incentive Plan.

14	Code of Ethics.

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

ITEM 14.  Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

By: /S/ CHARLES J. DRAKE

Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date:	March 31, 2008

By: /S/ MARK R. DOEDE

Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date:	March 31, 2008

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE		Chairman of the Board, Chief
Executive Officer, and Director
Charles J. Drake

Date:	March 31, 2008

/S/ MAX A. COON		Vice Chairman, Secretary and Director

Max A. Coon

Date:	March 31, 2008

/S/ VINCENT SHUNSKY		Treasurer and Director

Vincent Shunsky

Date:	March 31, 2008

/S/ WILLIAM B. WALLACE		Director

William B. Wallace

Date:	March 31, 2008

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheet of Integral Vision, Inc. as of December 31, 2007, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integral Vision, Inc. as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Rehmann Robson, P.C.
Troy, Michigan
March 31, 2008

Balance Sheet
Integral Vision, Inc.

December 31

2007

(in thousands)
Assets
Current assets
Cash	$11
Accounts receivable	75
Inventories - Note B	265
Other current assets	97

Total current assets	448

Property and equipment
Building improvements	4
Production and engineering equipment	234
Furniture and fixtures	80
Computer equipment	190
Marketing/demonstration equipment	139

647
Less accumulated depreciation	431

Net property and equipment	216

Other assets - net of accumulated amortization of $1,493,000	34

34

$698

Liabilities and Stockholders’ Deficit
Current liabilities
Notes payable	$3,342
Accounts payable	75
Accrued compensation and related costs	298
Accrued interest	196
Accrued product warranty	82
Other accrued liabilities	40

Total current liabilities	4,033

Long-term debt	—

Total liabilities	4,033

Stockholders’ deficit
Preferred stock, 400,000 shares authorized; none issued	—
Common stock, without par value, stated value $.20 per share; 50,000,000 shares authorized; 29,566,409 shares issued and outstanding	5,913
Additional paid-in capital	39,407
Accumulated deficit	(48,655)

Total stockholders’ deficit	(3,335)

$698

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,

	2007	2006

	(In thousands, except per share data)
Revenues:
Net product sales	$1,059	$663
Net revenue from product development agreements	92	172

Total net revenues (See Note-B)	1,151	835
Costs of sales:
Costs of sales for products	781	488
Cost of sales for product development agreements	97	199
Depreciation and amortization	17	54

Total costs of sales	895	741

Gross margin	256	94

Other costs and expenses:
Marketing	608	653
General and administrative - net	1,327	1,250
Engineering and development - net	1,146	1,214

Total other costs and expenses	3,081	3,117

Operating loss	(2,825)	(3,023)
Other income	13	46
Interest income	—	42
Interest expense	(230)	(32)
Foreign currency translation gain (loss)	1	(7)

Loss from operations before income taxes	(3,041)	(2,974)
Income taxes	—	—

Net loss	$(3,041)	$(2,974)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.10)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	29,534	29,491

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

	(in thousands, except number of common shares outstanding)

Balances at January 1, 2006	29,491,409	$5,898	$—	$39,126	$(42,640)	$2,384
Net loss for the year					(2,974)	(2,974)
Share-based compensation				170		170

Balances at December 31, 2006	29,491,409	$5,898	$—	$39,296	$(45,614)	$(420)
Net loss for the year					(3,041)	(3,041)
Stock options exercised	75,000	15		(7)		8
Warrants issued				21		21
Share-based compensation				97		97

Balances at December 31, 2007	29,566,409	$5,913	$—	$39,407	$(48,655)	$(3,335)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2007	2006

	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(3,041)	$(2,974)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70	48
Amortization	11	48
Equipment abandonment loss	16	—
Warrants issued in settlement of interest	21	—
Share-based compensation	97	170
Changes in operating assets and liabilities:
Accounts receivable	(54)	56
Inventories	117	(172)
Other current assets	22	(17)
Accounts payable and other current liabilities	116	108

Net cash used in operating activities	(2,625)	(2,733)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35)	(49)
Additional patent expenditures	(8)	(12)

Net cash used in investing activities	(43)	(61)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes-net	2,614	350
Proceeds from exercise of stock options	8	—

Net cash provided by financing activities	2,622	350

Decrease in cash	(46)	(2,444)
Cash at beginning of year	57	2,501

Cash at end of year	$11	$57

Supplemental cash flows information:
Interest paid	$30	$30

Supplemental noncash investing activity:
Reclassification of inventory to equipment	$—	$153

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

During the period ended March 31, 2006, we began activity associated with a product development agreement where we are compensated for a portion of our development costs for a certain best efforts product development. We may not be able to find future opportunities similar to this, but remain open to such development agreements where they facilitate our strategic goals.

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on our results of operations. For 2007, sales to Qualcomm MEMS Technologies, Samsung, Liquavista B.V., and Texas Instruments represented 31%, 24% 14%, and 10% of net sales, respectively. Approximately $50,000 was due from two of these customers at December 31, 2007. For 2006, sales to Qualcomm MEMS Technologies, Texas Instruments, Energy Conversion Devices, and DuPont represented 31%, 21%, 21% and 14% of net sales, respectively. There were no amounts due from these customers at December 31, 2006.

Note B - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Accounts Receivable

Trade accounts receivable during the year primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. At times we maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors. An allowance for doubtful accounts was not required at December 31, 2007.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. We assesses the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, 2007 inventories consisted of the following amounts (net of an obsolescence allowance of $79,000 in 2007):

2007

(in thousands)

Raw materials	$265
Work in process	—
Finished goods	—

$265

We periodically perform an analysis of our inventory to determine if its cost exceeds estimated net realizable value. Over the last several years, given the market conditions and the direction of the Company, we discontinued certain product lines and attempted to liquidate the remaining inventory related to those product lines.

Property and Equipment

Property and equipment is stated on the basis of cost. Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (building improvements-40 years, other property and equipment-3 to 10 years).

Capitalized Computer Software Development Costs

Computer software development costs are capitalized after the establishment of technological feasibility of the related technology. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). We continually review the net realizable value of capitalized software costs. At the time that a determination is made that capitalized software amounts exceed the estimated net realizable value of amounts capitalized, any amounts in excess of the estimated realizable amounts are written off.

No software development costs were capitalized during 2007. Amortization of the costs capitalized prior to 2003 amounted to $0 and $38,000 in 2007 and 2006, respectively. These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation. The software amortized over the period is tour microdisplay inspection software toolbox including vision processing algorithms and our patented sequence development and execution software. These software components are used in the products we sell.

Patents

Total patent costs incurred and capitalized were $8,000 and $12,000 in 2007 and 2006, respectively. Patents are stated at cost less accumulated amortization. Amortization of the patents amounted to $11,000 and $9,000 in 2007 and 2006, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At December 31, 2007 there was no deferred revenue.

Fair Value of Financial Instruments

Our financial instruments are cash and cash equivalents, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature.

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

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, we recognize revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the term of the contract. Revenue is reported net of sales commissions of $67,000 and $24,000 in 2007 and 2006, respectively.

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee. Typically the agreements require “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees contemplate reimbursing us, after our agreed-upon cost share if any, for costs considered to be associated with project activities. These include expenses for direct product development and research, operating expenses, general and administrative expenses, and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

The following is a summary of the allocations made for the year ended December 31:

	2007	2006

	(in thousands)

Gross G&A Expense	$1,335	$1,288
Less allocation to cost of sales from product development agreements	(8)	(38)

Remaining G&A Expense	$1,327	$1,250

	2007	2006

	(in thousands)

Gross Engineering and Development Expense	$1,166	$1,351

Less allocation to cost of sales from product development agreements	(20)	(137)

Remaining Engineering and Development Expense	$1,146	$1,214

Concentrations of Credit and Other Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. A significant portion of our customers are located in Asia, primarily Taiwan and Korea, and in Europe. Therefore, our sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. We generally do not require collateral for most of our trade accounts receivable. For sales to some of our customers in certain geographic regions, we require letters of credit. Substantially all of our revenue is invoiced in U.S. dollars. For 2007, sales to four of the Company’s customers represented 79% of our total net revenue. We believe our credit evaluation and monitoring mitigates our credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $14,000 and $58,000 in 2007 and 2006, respectively.

Shipping and Handling Costs

Our shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

We account for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the liability method in accounting for income taxes. Under SFAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for net deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or future deductibility is uncertain. All deferred tax assets are offset by a valuation allowance.

Common Stock Options

We account for our share-based compensation plans according to the provisions of SFAS 123R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. SFAS 123R requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid

Foreign Currency Transactions

Most sales are made in US dollars. Occasionally a sale or purchase may be made in Euros or Japanese Yen. Any transaction gains and losses are reflected in operating results and are generally not significant.

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year’s presentation.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We had no such accruals at December 31, 2007.

Recently Issued Accounting Standards

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no effect on our financial position, results of operations or cash flows as a result of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. SFAS No. 157 is effective January 1, 2008 for financial assets and liabilities and January 1, 2009 for non-financial assets and liabilities. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS No. 159 on January 1, 2008 and do not anticipate adoption to materially impact our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect to adopt this statement on January 1, 2009. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions at that time.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations

Note C - Long-Term Debt and Other Financing Arrangements

The Board of Directors at various meetings during 2007 authorized increases in the allowable outstanding balance of Class 2 Notes to the present total of $3,622,000. From November 2006 through December 31, 2007, we have issued $2,964,000 of Class 2 Notes to fund operations leaving a balance of $658,000 of Class 2 Notes available to be issued in future periods.

Class 2 notes have been issued primarily to related parties. The issued Notes have a maturity date of April 30, 2008. See Note O – Going Concern in the Notes to Condensed Financial Statements for activity associated with the maturity date of the Notes. See Note P – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

The terms of the 5th Amended Note and Warrant Purchase agreement have been amended and or modified at various dates during 2007 and 2008 to affect the following:

1)	Grant the holders of Class 2 Notes the right to participate in future equity financings up to the face amount of their respective Notes.

2)

Issue warrants accrued on Class 2 Notes through July 30, 2007 if requested. The number of warrants requested by and issued to the Class 2 Note Holders was 335,545. The value of the warrants issued was $21,118 as determined using the Black-Scholes option-pricing model.

3)	Allow Class 2 Note Holders to elect to receive accrued Class 2 warrants at the time they amend their notes and once each quarter.

4)	Extend the maturity date to April 30, 2008.

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to earn either warrants for the purchase of our common stock or additional interest at the annual rate of 2% for the period such Notes were outstanding. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365. The Board of Directors has approved a $1.60 strike price for the warrants. The antidilution terms of the warrants earned provide for the conversion price on the warrants to be reduced to the price of new securities sold, but not lower than $0.25, resulting in significant reduction of the amount of funds that will be realized by the Company in the event of an exercise of the warrants at current market prices. As of December 31, 2007, the note holders had earned 1,795,327 warrants of which 1,459,782 had not been issued. See Note P – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

As of December 31, 2007, we had $378,000 in outstanding Class 3 Notes payable that are convertible into our common stock at $1.00 per share. The Notes are due April 30, 2008, and interest is paid semi-annually at 8%. The Class 3 Notes are secured by our intellectual property. The antidilution terms of the Class 3 Notes provide for their conversion price to be reduced to the price of new securities sold, but not lower than $0.25, which could result in an increase in the number of shares that would be realized by the noteholders in the event of a conversion of the notes if new capital is raised using equity at current market prices. See Note P – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the Class 3 Notes.

A summary of the Company’s debt obligations is as follows as of December 31:

	2007	2006

	(in thousands)

Long Term Debt:
Class 3 Notes	$—	$378

Net Long Term Debt	$—	$378

Short Term Debt:
Class 2 Notes	$2,964	$350
Class 3 Notes	$378	$—

Total Short Term Debt	$3,342	$350

Interest paid in 2007 was approximately $30,000 compared to interest expensed of $230,000. The $200,000 difference primarily represents amounts accrued and unpaid. Interest paid in 2006 was approximately $30,000 compared to interest expensed of $32,000. The $2,000 difference primarily represents amounts accrued and unpaid. Interest expense incurred on notes to related parties was approximately $200,000 and $2,000 in 2007 and 2006, respectively.

Note D - Related Party Transactions

Maxco, Inc. provided consulting services to the Company through June of 2006. These services, which are no longer required, included assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements. The Company and Maxco agreed on terms for payment for these services resulting in charges to operations of $6,960 in 2006.

Note E - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.” The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2007, the Company has cumulative net operating loss carryforwards approximating $48.0 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, $2.7 million in 2025, $2.9 million in 2026 and $3.0 million in 2027) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Additionally, the Company’s inactive subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance increased $989,000 in 2007 and $957,000 in 2006.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2007	2006

	(in thousands)

Deferred tax liabilities:
Tax depreciation	$20	$—

Total deferred tax liabilities	20	—

Deferred tax assets:
Net operating loss carryforwards	16,301	15,294
Credit carryforwards	331	331
Inventory reserve	27	27
Warranty reserve	28	17
Other	103	113

Total deferred tax assets	16,790	15,782
Valuation allowance for deferred tax assets	16,770	15,782

Net deferred tax assets	20	—

Net deferred taxes	$—	$—

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2007	2006

	(in thousands)

Net income (loss)	$(3,041)	$(2,974)
Foreign net income (loss)	—	—

U.S. net income (loss)	$(3,041)	$(2,974)

Tax provision (benefit) at U.S. statutory rates	$(1,034)	$(1,011)
Change in valuation allowance	989	957
Nondeductible expenses	45	54

	$—	$—

There were no income tax payments made in 2007 or 2006.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”). There was no impact on our financial statements upon adoption. Because of our historical significant net operating losses, we have not been subject to income taxes since 1995. There were no unrecognized tax benefits during the periods presented.

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2007.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2003 through 2006 remain open to examination by taxing jurisdictions to which we are subject. As of December 31, 2007, we did not have any tax examinations in process.

Note F – Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the exercise of common stock options and purchase warrants.

The following table sets forth the computation of basic and diluted loss per share:

	2007	2006

	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(3,041)	$(2,974)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	29,534	29,491

*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.10)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect. For additional disclosures regarding stock options and warrants see Note I.

Note G - Employee Savings Plan

We have an Employee Savings Plan covering substantially all employees. We contribute $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the company as determined annually by our Board of Directors. The contributions we charged to operations under the Plan were approximately $12,000 and $13,000 for 2007 and 2006, respectively.

Note H – Lease Commitments and Contingencies

We use equipment and office space under operating lease agreements requiring rental payments approximating $104,000 in 2008, $102,000 in 2009, and $103,000 in 2010. Rent expense charged to operations approximated $104,000 and $99,000 in 2007 and 2006, respectively.

Note I – Share-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans (the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans. As of December 31, 2007, there remained 99,000 shares which can be issued under the Plans.

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

We granted 475,000 options to employees during 2007. 210,000 options were granted to employees during 2006. See Note P Subsequent Events for activity associated with stock options since January 1, 2008.

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

	Year Ended December 31

	2007	2006

	(in thousands)

Expected Life (in years)	6.0	6.0
Expected volatility	77.70%	82.7%
Risk-free interest rate	4.11%	4.90%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the years ended December 31, 2007, and 2006 follows:

	2007		2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

	(number of shares in thousands)

Outstanding at January 1	1,309	$0.95	1,114	$0.97
Granted	475	0.36	210	0.60
Exercised	(75)	0.10	0	0.00
Expired	(213)	1.53	(15)	6.25

Outstanding at December 31 ($.10 to $1.71 per share)	1,496	$0.71	1,309	$0.95

Exercisable ($.10 to $1.71 per share)	846	$0.80	1,099	$0.90

A summary of the status of our nonvested shares as of December 31, 2007, and changes during year ended December 31, 2007, is presented below:

	Shares	Weighted Average Grant- Date Fair Value Exercise Price

Nonvested at January 1, 2007	210,000	$0.77
Granted	475,000	0.36
Forfeited	(35,000)	0.77
Vested	0	0.00

Nonvested at December 31, 2007	650,000	$0.47

The weighted average grant date fair value of options granted during 2007 and 2006 was $0.36 and $0.77, respectively.

The following table summarizes share-based compensation expense for the years ended December 31, 2007 and 2006 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	2007	2006

	(in thousands)

Marketing	$29	$33
Engineering and Development	38	94
General and Administrative	30	43

Total share-based compensation expense	$97	$170

The Compensation Committee of the Board of Directors modified the terms of the May 16, 2006 option award program. The modification which was effective October 24, 2006 changed the exercise price from $1.50 top $0.60 per share and changed the vesting period from one year to two years.

The financial statement impact of the modifications, which was determined in accordance with SFAS 123R, increased the award program cost by $18,792. This amount added to the unrecognized cost of $144,910 from the original option award program totaled $163,702 and will be recognized ratably as compensation cost over the vesting period from October 24, 2006 through May 18, 2008

As of December 31, 2007, we had $110,169 of unrecognized expense related to un-vested share-based compensation which will be recognized ratably as compensation expense over the remaining vesting period from January 1, 2008 through September, 2008.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2007 follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable

	(number of shares in thousands)

$.10 to $.60	1,009	7.6	359
$1.03 to $1.71	487	5.3	487

$.10 to $1.71	1,496	6.8	846

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2007 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable

	(number of shares in thousands)

Warrants	$1.60	3,500	2.28	3,500
Class 2 Notes	$1.31	657	2.43	657
Class 3 Notes	$1.00	378	0.25	378
1995 Employee Stock	$0.54	312	3.08	312
1999 Employee Stock	$0.28	205	4.53	205
2004 Employee Stock	$0.78	979	8.52	329

	$1.30	6,031	3.30	5,381

Note J – Contingencies and Litigation

Product Warranties

We provide standard warranty coverage for most of our products, generally for one year from the date of customer acceptance. We record a liability for estimated warranty claims based on historical claims and other factors. We review these estimates on a regular basis and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor and travel, and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty liability for the years ended December 31, 2007 and 2006:

	2007	2006

	(in thousands)

Balance as of January 1	$49	$77
Charges/(credits) to expense	40	(12)
Utilization/payment	(7)	(16)

Balance as of December 31	$82	$49

Note K – Operations by Geographic Area

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

We are engaged in one business segment, vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31

	2007	2006

	(in thousands)

Net revenues by geographic area:
North America	$528	$835
Europe	166	—
Asia	457	—

	$1,151	$835

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L – Royalty Payments Received

The Company received approximately $23,000 and $36,000 in royalties in 2007 and 2006, respectively.

Note M – Capitalized Software Costs

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

Note N – Market for the Company’s Common Stock

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

Note O – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses from operations in the the years of 2007 and 2006 of $3.0 million and $3.0 million, respectively. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components. We expect that additional sales orders will be placed by these customers throughout 2008 and into 2009 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through March 26, 2008, we have used $3,464,000 of Class 2 Notes to fund operations. All of these Notes mature April 30, 2008. We need to raise additional funds early in the second quarter of 2008 in order to sustain operations beyond that time frame. We expect that we will need to raise a minimum of $1.6 million to fund operations through the first quarter of 2009. We are in ongoing discussions with the existing Class 2 Note holders and expect the debt will be restructured and the maturity date will be extended as part of our plan to raise additional capital in the second quarter of 2008 to fund operations through at least the first quarter of 2009 and provide working capital for anticipated orders, however there can be no assurance that will happen. Additionally, terms of the 2005 Securities Purchase Agreement provide antidilution protection for the 3,500,000 warrants outstanding and grant a right to holders of the 6,200,000 outstanding shares of stock purchased at $1.00 per share under the agreement to swap the stock they purchased for new securities being offered in the future by the Company if the terms of the new securities are more favorable to the holders than the terms of the 2005 Securities Purchase Agreement. The antidilution protection on the warrants sets the conversion price of the warrant at the price of the new securities being issued and increases the total number of shares available under the warrant such that the total value of the warrant is kept constant. These terms would result in significant dilution if securities were sold at current market prices. Though there can be no assurance they will be successful, management expects to negotiate these terms as part of its plan to raise additional capital in the second quarter of 2008.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note P – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note P – Subsequent Events

Effective January 2, 2008, certain holders of Class 2 Notes earning 10% interest and warrants requested that all earned but unissued warrants be issued, resulting in the issuance of 568,986 warrants with a conversion price of $1.60 per share. The value of the warrants issued was $1,191 as valued using the Black-Sholes option pricing model. On January 18, 2008, the Noteholders and managment amended the terms of the existing Note and Warrant Purchase Agreement to increase the aggregate amount of Notes allowable from $3,500,000 to $3,700,000. In January 2008 we sold an additional $300,000 of Class 2 Notes, bringing the aggegate amount of outstanding Class 2 and Class 3 Notes to $3,642,000.

On January 22, 2008, the Compensation Committee of the Board of Directors approved the issuance of 129,000 options at $0.13 per share to certain officers of the Company. The issuance resulted in an expense of $11,278 which will be recognized ratably as compensation expense over the one year vesting period.

On February 15, 2008, the Compensation Committee of the Board of Directors approved a plan to offer key employees the oppportunity to surrender certain options in exchange for replacement options effective February 15, 2008. The replacement options “cliff vest” 50% after 1 year and the balance after 2 years. The program received 100% participation. The exchange resulted in an additional expense of $62,995 which will be recognized ratably as compensation expense over the remaining vesting period from February 15, 2008 to February 15, 2010 along with the remaining $85,438 of unamortized compensation expense for the unvested portion of the options exchanged.

On March 12, 2008, the Board and Noteholders approved a 5th Amended and Restated Note and Warrant Purchase Agreement. This agreement (i) increased the total allowable secured debt to $6,000,000; (ii) explicitly allowed for the exchange of one class of note under the agreement for another class of note under the agreement; (iii) committed us to request that shareholders authorize an increase in the number of shares of authorized Common Stock to 70,000,000; (iv) limits anti-dilution rights the Company can agree to in future capital raising transactions; (v) prohibits the Company from committing to issuing securities which exceed or potentially exceed 70,000,000 shares or the current authorized shares, whichever is greater; (vi) limits the number of shares that can be issued to existing employees while Class 2 debt is outstanding; (vii) modifies registration rights to take into account new SEC limitations on registrable shares; (viii) provides for reimbursment of certain expenses; (ix) explicitly allows notes to be purchased under separate agreements to a total of $6,000,000 of aggregate secured debt, (x) defers interest payments on Class 2 Notes until January 1, 2009; and (xi) modifies the conditions for prepayment of Class 3 Notes.

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan and is requesting that our shareholders ratify the plan. The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”). The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares. The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan.

In March we sold an additional $200,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $3,842,000.

The maturity dates of the outstanding Class 2 Notes and Class 3 Notes were extended on various dates so that all are presently due on April 30, 2008.

Corporate Officers

Charles J. Drake, 67, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.

Mark R. Doede, 50, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.

Jeffrey J. Becker, 46, is Senior Vice President of Integral Vision, Inc.

Andrew Blowers, 40, is Chief Technical Officer of Integral Vision, Inc.

Paul Zink, 42, is Vice President of Applications of Integral Vision, Inc.

Board of Directors

Charles J. Drake
Chairman of the Board of Directors, Integral Vision,
Inc.
Chief Executive Officer, Integral Vision, Inc.

Max A. Coon
Vice Chairman and Secretary of the Board of
Directors, Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.

Vincent Shunsky
Director, Integral Vision, Inc.
Treasurer, Integral Vision, Inc.
Partner, Gannon Group, P.C.

William B. Wallace
Director, Integral Vision, Inc.
Senior Managing Director, Equity Partners, Ltd.

Corporate Directory

Corporate Headquarters
49113 Wixom Tech Drive
Wixom, MI 48393
+1 (248) 668-9230
+1 (248) 668-9384 fax

Independent Auditors
Rehmann Robson
Troy, MI

General Counsel
J.M. Warren Law Offices, P.C.
Lansing, MI

Stock Trading
Over the Counter Bulletin Board (OTCBB)
Symbol: INVI

Stock Registrar and Transfer Agent
Registrar and Transfer Company
Cranford, NJ
+1 (908) 497-2300

Form 10-KSB
Interested stockholders may obtain, without charge, a copy of the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, upon written request to:

Investor Relations
Integral Vision, Inc.
49113 Wixom Tech Drive
Wixom, MI 48393

Investor/Analyst Information
Stockholder and analyst inquiries concerning the Company should be addressed to:

Investor Relations Integral Vision, Inc. 49113 Wixom Tech Drive Wixom, MI 48393

Guerrant Associates Laura Guerrant +1 (808) 882-1467

E-Mail Investor Relations
cdrake@iv-usa.com
lguerrant@guerrantir.com

On the World Wide Web
www.iv-usa.com

Exhibits to Form 10-KSB

Integral Vision, Inc.

Year Ended December 31, 2007

Commission File Number 0-12728

Exhibit Number	Exhibit Index Description

4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.

4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008.

4.8	Form of Amended Security Agreement dated March 6, 2008.

4.9	Form and Consent to Amend and Replace Agreements dated March 12, 2008.

4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement.

10.5	Integral Vision, Inc. 2008 Equity Incentive Plan.

14	Code of Ethics.

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.