Form 10-Q
period 2008-03-31
INTEGRAL VISION INC
filed 2008-05-15
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

[Michigan]	[0-12728]	[38-2191935]
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

49113 Wixom Tech Drive, Wixom, Michigan 48393
(Address of Principal Executive Office) (Zip Code)

(248)-668-9230
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 29,566,409 shares of common stock as of May 14, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

INTEGRAL VISION, INC.

FORM 10-Q Report
March 31, 2008

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets (unaudited)
	as of March 31, 2008 and December 31, 2007	2-3

	Condensed Statements of Operations
	(unaudited) for the three months ended
	March 31, 2008 and 2007	4

	Statement of Stockholders’ Deficit (unaudited)	5

	Condensed Statements of Cash Flows
	(unaudited) for the three months ended
	March 31, 2008 and 2007	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 6.	Exhibits	23

	Signatures	24

INTEGRAL VISION, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$231	$11
Accounts receivable	98	75
Inventories - Note B	443	265
Other current assets	106	97
Total current assets	878	448

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	234	234
Furniture and fixtures	80	80
Computer equipment	190	190
Marketing/demonstration equipment	139	139

	647	647
Less accumulated depreciation	(447)	(431)
Net property and equipment	200	216

Other assets - net of accumulated amortization of $1,496,000
($1,493,000 for 2007)	58	34
	$1,136	$698

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable	$3,842	$3,342
Accounts payable	263	75
Customer deposits	370	-
Accrued compensation and related costs	288	298
Accrued interest	274	196
Accrued product warranty	79	82
Other accrued liabilities	71	40
Deferred revenue for product sales	89	-
Total current liabilities	5,276	4,033

Long-term debt	-	-

Total liabilities	5,276	4,033

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20
per share; 50,000,000 shares authorized; 29,566,409 shares issued
and outstanding (29,566,409 in 2007)	5,913	5,913
Additional paid-in capital	39,448	39,407
Accumulated deficit	(49,501)	(48,655)
Total stockholders’ deficit	(4,140)	(3,335)
	$1,136	$698

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenue:	(In thousands, except per share data)
Net product sales	$9	$316
Net revenue from product development agreements	-	-
Total revenues (See Note-B)	9	316
Costs of sales:
Costs of sales for products	43	255
Cost of sales for product development agreements	-	-
Depreciation and amortization	4	6
Total costs of sales	47	261
Gross margin	(38)	55

Other costs and expenses:
Marketing	148	149
General and administrative - net	332	318
Engineering and development - net	232	316
Total other costs and expenses	712	783
Operating loss	(750)	(728)
Other income (deductions)	(2)	5
Interest expense	(94)	(24)
Net loss	$(846)	$(747)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.03)

Weighted average number of shares of common stock and
common stock equivalents, where applicable	29,566	29,507

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock
	Number of
	Shares		Additional Paid-	Accumulated
	Outstanding	Amount	In Capital	Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2008	29,566,409	$5,913	$39,407	$(48,655)	$(3,335)

Issuance of warrants for
settlement of interest
on Class 2 Notes (see Note C)			1		1

Net loss for the period				(846)	(846)
Share-based compensation			40		40

Balance at March 31, 2008	29,566,409	$5,913	$39,448	$(49,501)	$(4,140)

See notes to condensed financial statements

INTEGRAL VISION, INC.
Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(846)	$(747)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17	17
Amortization	3	4
Warrants issued in settlement of interest	1	-
Share-based compensation	40	24
Changes in operating assets and liabilities which porvided
(used) cash:
Accounts receivable	(23)	(123)
Inventories	(178)	8
Prepaid and other	(9)	28
Accounts payable and other current liabilities	654	27
Deferred revenue	89	-
Net Cash Used In Operating Activities	(252)	(762)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(32)
Additional Patents	(2)	(1)
Net Cash Used In Investing Activities	(2)	(33)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes - Net	500	774
Debt financing fees	(26)	-
Proceeds from issuance of common stock	-	2
Net Cash Provided By Financing Activities	474	776
Increase (Decrease) in Cash	220	(19)
Cash at Beginning of Period	11	57
Cash at End of Period	$231	$38

Supplemental cash flows disclosure:
Interest paid	$15	$15

See notes to condensed financial statements.

Notes to Condensed Financial Statements - Integral Vision, Inc.

The condensed financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2007, included in our Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for fair presentation of results for these interim periods.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis. We assess the recoverability of all inventories to determine whether adjustments for impairment are required. At March 31, 2008 and December 31, 2007, inventories consisted of the following amounts (net of obsolescence reserves of $79,000 at March 31, 2008 and $79,000 at December 31, 2007):

	31-Mar-08	31-Dec-07
	(in thousands)
Raw materials	$257	$265
Work in process	186	-
Finished goods	-	-
	$443	$265

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Deferred Revenue
Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At March 31, 2008, there was deferred revenue for product sales of $88,990. At December 31, 2007, there was no deferred revenue.

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

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $275 for the three-month period ended March 31, 2008 and $5,810 for the three-month period ended March 31, 2007.

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

The following is a summary of the allocations made for the three-month periods ended March 31, 2008 and 2007:

	Three Months
	2008	2007
	(in thousands)
Gross G&A Expense	$332	$326
Less allocation to cost of sales from
product development agreements	-	$-
Less allocation to inventory for
product development agreements	-	$(8)
Remaining G&A Expense	$332	$318

	Three Months
	2008	2007
	(in thousands)
Gross Engineering Expense	$232	$336
Less allocation to cost of sales from
product development agreements	-	$-
Less allocation to inventory for
product development agreements	-	$(20)
Remaining Engineering Expense	$232	$316

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

Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not remeasured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 on a prospective basis. The adoption of SFAS 157 to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. There was no material impact from this statement on our financial condition and results of operations.

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

Effective January 2, 2008, certain holders of Class 2 Notes earning 10% interest and warrants requested that all earned but unissued warrants be issued, resulting in the issuance of 568,986 warrants with a conversion price of $1.60 per share. The value of the warrants issued was $1,191 as valued using the Black-Scholes option pricing model. On January 18, 2008, the note holders and management amended the terms of the existing Note and Warrant Purchase Agreement to increase the aggregate amount of Notes allowable from $3,500,000 to $3,700,000. On March 12, 2008, the Board and Noteholders approved a 5th Amended and Restated Note and Warrant Purchase Agreement. This agreement (i) increased the total allowable secured debt to $6,000,000; (ii) explicitly allowed for the exchange of one class of note under the agreement for another class of note under the agreement; (iii) committed us to request that shareholders authorize an increase in the number of shares of authorized Common Stock to 70,000,000; (iv) limits anti-dilution rights the Company can agree to in future capital raising transactions; (v) prohibits the Company from committing to issuing securities which exceed or potentially exceed 70,000,000 shares or the current authorized shares, whichever is greater; (vi) limits the number of shares that can be issued to existing employees while Class 2 debt is outstanding; (vii) modifies registration rights to take into account new SEC limitations on registrable shares; (viii) provides for reimbursement of certain expenses; (ix) explicitly allows notes to be purchased under separate agreements to a total of $6,000,000 of aggregate secured debt, (x) defers interest payments on Class 2 Notes until January 1, 2009; and (xi) modifies the conditions for prepayment of Class 3 Notes.

Class 2 notes have been issued primarily to related parties. The issued Notes have a maturity date of May 31, 2008. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to earn either warrants for the purchase of our common stock or additional interest at the annual rate of 2% for the period such Notes were outstanding. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365. The Board of Directors has approved a $1.60 strike price for the warrants. The antidilution terms of the warrants earned provide for the conversion price on the warrants to be reduced to the price of new securities sold, but not lower than $0.25, resulting in significant reduction of the amount of funds that will be realized by the Company in the event of an exercise of the warrants at current market prices. As of March 31, 2008, the note holders had earned 2,513,681 warrants of which 1,609,151 had not been issued. See Note I –Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

As of March 31, 2008, we had $378,000 in outstanding Class 3 Notes payable that are convertible into our common stock at $1.00 per share. The Notes are due May 31, 2008, and interest is paid semi-annually at 8%. The Class 3 Notes are secured by our intellectual property. The antidilution terms of the Class 3 Notes provide for their conversion price to be reduced to the price of new securities sold, but not lower than $0.25, which could result in an increase in the number of shares that would be realized by the note holders in the event of a conversion of the notes if new capital is raised using equity at current market prices. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the Class 3 Notes.

In the first quarter of 2008 we sold an additional $500,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $3,842,000 as of March 31, 2008.

A summary of the Company’s debt obligations is as follows as of March 31:

	2008	2007
	(in thousands)

Short Term Debt:
Class 2 Notes	$3,464	$2,964
Class 3 Notes	$378	$378
Total Short Term Debt	$3,842	$3,342

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2008	2007
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss
available to common stockholders
Net loss	$(846)	$(747)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	29,566	29,507
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.03)	$(0.03)

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

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of March 31, 2008.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which we are subject. As of March 31, 2008, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan (the “Plan”). The shareholders ratified the Plan at our Annual Shareholder Meeting May 14. The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”). The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares. The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan. See Note I – Subsequent Events for activity associated with this Plan since March 31, 2008.

The Compensation Committee of the Board of Directors granted 129,000 options and exchanged 942,000 options in the first quarter of 2008. We did not grant any options to employees during the first quarter of 2007. See Note I – Subsequent Events for activity associated with stock options since March 31, 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The fair value of all awards is amortized on a straight-line basis over the requisite service periods. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant. Expected volatilities are based on historical volatility of our common stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate pre-vesting option forfeitures.

	March 31
	2008	2007
	(in thousands)
Expected Life (in years)	5.0	6.0
Expected volatility	83.6%	82.9%
Risk-free interest rate	2.7%	4.90%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the quarters ended March 31, 2008 and 2007 follows:

		2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,496	$0.71	1,309	$0.95
Granted	1,071	0.24	0	0.00
Exercised	0	0.00	(20)	0.10
Expired or cancelled	(979)	0.74	0	0.00
Outstanding at March 31
($.10 to $1.71 per share)	1,588	$0.31	1,289	$0.97

Exercisable ($.10 to $1.71 per share)	517	$0.43	1,079	$0.91

A summary of the status of our non-vested shares as of March 31, 2008 and 2007, and changes during quarters ended March 31, 2008 and 2007, is presented below:

	2008		2007

		Weighted		Weighted
		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested at
January 1	650,000	$0.47	210,000	$0.60
Granted	1,071,000	0.24	0	0.00
Forfeited	(650,000)	0.73	0	0.00
Vested	0	0.00	0	0.00
Nonvested at
March 31	1,071,000	$0.24	210,000	$0.60

The following table summarizes share-based compensation expense for the quarters ended March 31, 2008 and 2007 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	March 31
	2008	2007
	(in thousands)
Marketing	$10	$5
Engineering and Development	20	13
General and Administrative	10	6
Total share-based compensation expense	$40	$24

On January 22, 2008, the Compensation Committee of the Board of Directors approved the issuance of 129,000 options at $0.13 per share to certain officers of the Company. The issuance resulted in an expense of $11,278, which will be recognized ratably as compensation expense over the one-year vesting period.

On February 15, 2008, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender certain 2004 plan options in exchange for replacement 2004 plan options effective February 15, 2008. The replacement options “cliff vest” 50% after 1 year and the balance after 2 years. The program received 100% participation. 942,000 options with an average exercise price of $0.75 were surrendered and 942,000 options with an exercise price of $0.26 were issued as replacements. The exchange resulted in an additional expense of $53,513 which will be recognized ratably as compensation expense over the remaining vesting period from February 15, 2008 to February 15, 2010 along with the remaining $85,438 of unamortized compensation expense for the unvested portion of the options exchanged.

As of March 31, 2008, we had $135,192 of unrecognized expense related to un-vested share-based compensation, which will be recognized ratably as compensation expense over the remaining vesting period from April 2008 through February 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2008 and 2007 follows:

		2008			2007
		Weighted			Weighted
Range of		Average			Average
Exercise	Number	Remaining	Number	Number	Remaining	Number
Prices	Outstanding	Life	Exercisable	Outstanding	Life	Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$.10 to $.60	1,430	8.5	359	685	6.4	475
$1.03 to $1.71	158	1.6	158	604	5.7	604
$.10 to $1.71	1,588	7.8	517	1,289	6.1	1079

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at March 31, 2008 and 2007 is as follows:

		2008				2007
	Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average
	Exercise	Number	Remaining	Number	Exercise	Number	Remaining	Number
	Price	Outstanding	Life	Exercisable	Price	Outstanding	Life	Exercisable
		(number of shares in thousands)				(number of shares in thousands)
Warrants	$1.60	3,500	2.03	3,500	$1.60	3,500	3.04	3,500
Class 2 Notes	$1.44	1,226	2.83	1,226	$1.00	321	1.98	321
Class 3 Notes	$1.00	378	0.08	378	$1.00	378	1.01	378
1995 Employee
Stock Option Plan	$0.54	312	2.83	312	$0.99	360	3.46	360
1999 Employee
Stock Option Plan	$0.24	283	5.80	205	$0.27	335	5.02	335
2004 Employee
Stock Option Plan	$0.25	993	9.88	-	$1.34	594	8.17	384
	$1.23	6,692	3.43	5,621	$1.37	5,488	3.54	5,278

Note G – Contingencies and Litigation

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

The following table illustrates the changes in our warranty liability for the years ended March 31, 2008 and 2007:

	2008	2007
	(in thousands)
Balance as of January 1	$87	$49
Charges/(credits) to expense	-	16
Utilization/payment	(8)	(1)
Balance as of March 31	$79	$64

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses in the first quarters of 2008 and 2007 or $846,000 and $747,000 respectively. Additionally, we incurred losses from operations in the years of 2007 and 2006 of $3.0 million each year. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components. We expect that additional sales orders will be placed by these customers throughout 2008 and into 2009 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be successful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through May 14, 2008, we have used $3,664,000 of Class 2 Notes to fund operations. All of these Notes mature May 31, 2008. We need to raise additional funds in the second quarter of 2008 in order to sustain operations beyond that time frame. We expect that we will need to raise a minimum of $1.6 million to fund operations through the second quarter of 2009. We are in ongoing discussions with the existing Class 2 Note holders and expect the debt will be restructured and the maturity date will be extended as part of our plan to raise additional capital in the second quarter of 2008 to fund operations through at least the second quarter of 2009 and provide working capital for anticipated orders, however there can be no assurance that will happen. Additionally, terms of the 2005 Securities Purchase Agreement provide antidilution protection for the 3,500,000 warrants outstanding and grant a right to holders of the 6,200,000 outstanding shares of stock purchased at $1.00 per share under the agreement to swap the stock they purchased for new securities being offered in the future by the Company if the terms of the new securities are more favorable to the holders than the terms of the 2005 Securities Purchase Agreement. The antidilution protection on the warrants sets the conversion price of the warrant at the price of the new securities being issued and increases the total number of shares available under the warrant such that the total value of the warrant is kept constant. These terms would result in significant dilution if securities were sold at current market prices. Though there can be no assurance they will be successful, management expects to negotiate these terms as part of its plan to raise additional capital in the second and third quarters of 2008.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On April 3, 2008, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender 128,000 options in exchange for replacement options effective April 3, 2008. The replacement options “cliff vest” 50% after 1 year and the balance after 2 years. The program received 100% participation. The exchange resulted in an expense of $13,193 which will be recognized ratably as compensation expense over the vesting period from April 3, 2008 to April 3, 2010.

In April, we sold an additional $200,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $4,042,000.

The maturity dates of the outstanding Class 2 Notes were extended on various dates so that all are presently due on May 31, 2008. $5,000 of the $378,000 of Class 3 Notes outstanding as of March 31, 2008 was not extended and was paid on its maturity date of April 30, 2008. The maturity dates of the remaining $373,000 of outstanding Class 3 Notes were extended on various dates such that all are presently due May 31, 2008.

On May 1, 2008, the Compensation Committee of the Board of Directors granted options on 97,000 shares to certain key employees. The options vest in 1 year and resulted in an expense of $15,037 which will be recognized ratably as compensation expense over the vesting period from May 1, 2008 to May 1, 2009.

On May 14, 2008, the shareholders increased the authorized outstanding shares from 50,000,000 to 70,000,000.

On May 14, 2008 the shareholders approved the 2008 Integral Vision, Inc. Equity Compensation Plan (the “Plan”). The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”). The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares. The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan.

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

LumenEye – Our LumenEye product provides an “out of the box” solution designed for a low skill level user to setup and acquire images from an FPD panel. It is targeted at manufacturers of FPD products who need to inspect for inherent Image Retention (Image Sticking) defects in their displays prior to shipment. The software provided with LumenEye will perform an evaluation of the panel based on the acquired images to VESA 305-2 specification. Integral Vision can also provide the customer unique Image Retention analysis as part of its software offering. Custom panel evaluation software is also available to meet the FPD manufacturer customer test pattern requirements.

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

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

Net revenues decreased $307,000 (97.2%) to $9,000 in the first quarter of 2008 from $316,000 in the first quarter of 2007. The decrease in net revenue was primarily attributable to a decrease of $306,000 in revenue from sales of our flat panel display inspection products in the first quarter of 2008.

In the three months ended March 31, 2008, we shipped approximately $89,000 of flat panel display inspection products which was not recognized in the period’s revenue because final acceptance had not been received from the customer.

Costs of sales decreased $214,000 (82%) to $47,000 (522% of sales) in the first quarter of 2008 compared to $261,000 (82.6% of sales) in the first quarter of 2007. This was primarily due to a decrease in material costs of $194,000 as a result of the lower sales of flat panel display inspection products in the 2008 period.

Marketing costs remained essentially constant at $148,000 in the first quarter of 2008 compared to $149,000 in the first quarter of 2007.

General and administrative costs increased $14,000 (4.4%) to $332,000 in the first quarter of 2008 compared to $318,000 in the first quarter of 2007. We were not required to allocate any general and administrative costs to inventory or cost of goods sold for product development agreements in the first quarter of 2008. We did allocate $8,000 of general and administrative costs to inventory for product development agreements for the first quarter of 2007. (For more information on the allocation of certain general and administrative costs to cost of goods sold, see Note B to the condensed financial statements.) Without this allocation, general and administrative costs would have been $326,000 for 2007. Expense allocated to G&A for amortization of share based compensation as required for SFAS 123R for 2008 was approximately $10,000 for the first quarter of 2008 and $6,000 for the first quarter of 2007.

Engineering and development expenditures decreased $84,000 (26.6%) to $232,000 in the first quarter of 2008 compared to $316,000 in the first quarter of 2007. In the first quarter of 2007, $20,000 of engineering cost was allocated to inventory for product development agreements. We were not required to allocate any engineering and development costs for the first quarter of 2008. (For more information on the allocation of certain engineering costs to cost of goods sold, see Note B to the financial statements.) Without this allocation, gross engineering costs would have decreased by $104,000 (32.9%) over the first quarter of 2007. This decrease is primarily attributable to a reduction in staffing and related costs and outside services.

Other income for the three months ended March 31, 2008 decreased by $7,000 compared to the three months ended March 31, 2007 primarily as result of changes in the gains and loss on currency conversions.

Interest expense increased $70,000 to $94,000 in the first quarter of 2008 compared to $24,000 in the first quarter of 2007. The increase is primarily attributable to the issuance of Class 2 Notes through the first quarter of 2008.

Liquidity and Capital Resources

Operating activities for the first quarter of 2008 used cash of approximately $252,000 primarily due to our loss from operations of $846,000 and increase in inventory of 178,000 which was offset by an increase in accounts payable and other current liabilities of $654,000 and an increase in deferred revenue of $89,000. Our investing activities included $2,000 for legal and patent office fees.

Our financing activities included net proceeds of $500,000 from the issuance of Class 2 Notes and accrual of $26,000 for legal fees associated with our debt.

We paid $15,000 of interest in the first quarter of 2008 on Class 3 Notes.

Management has made arrangements to issue up to $5,622,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature May 31, 2008. As of March 31, 2008, the Company had issued $3,64,000 of Class 2 Notes, primarily purchased by related parties. Management anticipates issuing the balance of these notes during the first quarter of 2008. As of March 31, 2008, the note holders have earned 2,513,681 warrants, 904,530 of which are issued. The Company’s present cash position requires us to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders. See Note I – Subsequent Events for recent activity associated with Class 2 Notes. Management expects to refinance these notes as part of our plan to raise additional capital in the second or third quarter of 2008 to fund operations through at least the second quarter of 2009 and provide working capital for anticipated orders.

Terms of the 2005 Securities Purchase Agreement provide antidilution protection for the 3,500,000 warrants outstanding and grant a right to holders of the 6,200,0000 outstanding shares of stock purchased at $1.00 per share under the agreement to swap the stock they purchased for new securities being offered in the future by the Company if the terms of the new securities are more favorable to the holders than the terms of the 2005 Securities Purchase Agreement. The antidilution protection on the warrants sets the conversion price of the warrant at the price of the new securities being issued and increases the total number of shares available under the warrant such that the total value of the warrant is kept constant. These terms would result in significant dilution if securities were sold at current market prices. Though there can be no assurance they will be successful, management expects to negotiate these terms as part of our plan to raise additional capital in the second quarter of 2008. Further, the terms of the 5th Amended Note and Warrant Purchase Agreement provides for the conversion price on outstanding warrants to be reduced to the price of new securities offered, but not lower than $0.25, resulting in a significant reduction of the amount of funds that will be realized by the Company in the event of an exercise of the warrants at current market prices. See Note I – Subsequent Events for additional information regarding potential dilution.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2008; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

Revenue Recognition
We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Share Based Compensation
We account for our share based compensation plans according to the provisions of SFAS 123-R. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and expensed over the expected vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The fair value of all awards is amortized on a straight-line basis over the requisite service periods. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant. Expected volatilities are based on historical volatility of our common stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate pre-vesting option forfeitures.

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to the Company as Item 305 of Regulation S-K was not applicable to the Company for the Company’s prior fiscal year.

Item 4. Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3.3

Certificate of Designation effective April 11, 2005 and amendment to the By-Laws of the Registrant effective March 23, 2005 (filed as Exhibit 4(b) to the registrant’s foirm 8-K dated April 14, 2005, SEC file 0-12728, and incorporated herein by reference).

3.4

Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 27, 2005 (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form SB-2 filed on June 9, 2005, SEC File No. 333-125669, and incorporated herein by reference).

3.5

Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on April 19, 2007 (file as Exhibit 3.5 to the registrant’s Registration Statement on Form S-1 filed on April 18, 2008, SEC file No. 333-125669, and incoprorated herein by reference).

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

4.5

Form of Consent to Modifications dated October 10, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.7 to registrant’s Form 10-QSB for the quarter ended September 30, 2007, SEC file 0-12728, and incorporated herein by reference).

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

10.3	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10- Q for the quarter ended June 30, 1999 and incorporated herein by reference).

10.4	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).

10.5	Integral Vision, Inc. 2008 Equity Incentive Plan (filed as exhibit 10.5 to the registrant’s Form 10-KSB for the year ended December 31, 2008 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: May 15, 2008	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: May 15, 2008	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer