Form 10-Q
period 2008-06-30
INTEGRAL VISION INC
filed 2008-08-14
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 29,566,409 shares of common stock as of August 13, 2008.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes☐No

INTEGRAL VISION, INC.
FORM 10-Q Report
June 30, 2008

INTEGRAL VISION, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$86	$11
Accounts receivable	139	75
Inventories - Note B	379	265
Other	64	97
Total current assets	668	448

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	234	234
Furniture and fixtures	80	80
Computer equipment	188	190
Marketing/demonstration equipment	139	139

	645	647
Less accumulated depreciation	(462)	(431)
Net property and equipment	183	216

Other assets - net of accumulated amortization of $1,499,000 ($1,493,000 for 2007)	57	34
	$908	$698

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable	$4,437	$3,342
Accounts payable	84	75
Customer deposits	270	-
Accrued compensation and related costs	297	298
Accrued interest	416	196
Accrued product warranty	83	82
Other accrued liabilities	64	40
Total current liabilities	5,651	4,033

Long-term debt	-	-

Total liabilities	5,651	4,033

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 70,000,000 shares authorized; 29,566,409 shares issued and outstanding	5,913	5,913
Additional paid-in capital	39,494	39,407
Accumulated deficit	(50,150)	(48,655)
Total stockholders’ deficit	(4,743)	(3,335)
	$908	$698

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$445	$94
Net revenue from product development agreements	25	-
Total revenues (See Note-B)	470	94
Costs of sales:
Costs of sales for products	215	81
Depreciation and amortization	4	4
Total costs of sales	219	85
Gross margin	251	9

Other costs and expenses:
Marketing	191	163
General and administrative - net	340	361
Engineering and development - net	228	264
Total other costs and expenses	759	788
Operating loss	(508)	(779)
Other income	1	-
Interest expense	(142)	(87)
Net loss	$(649)	$(866)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.03)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,566	29,511

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$455	$410
Net revenue from product development agreements	25	-
Total revenues (See Note-B)	480	410
Costs of sales:
Costs of sales for products	259	336
Depreciation and amortization	8	10
Total costs of sales	267	346
Gross margin	213	64

Other costs and expenses:
Marketing	339	312
General and administrative - net	672	679
Engineering and development - net	460	580
Total other costs and expenses	1,471	1,571
Operating loss	(1,258)	(1,507)
Other income	-	5
Interest expense	(237)	(111)
Net loss	$(1,495)	$(1,613)

Basic and diluted loss per share:
Net loss	$(0.05)	$(0.05)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,566	29,509

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid- In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2008	29,566,409	$5,913	$39,407	$(48,655)	$(3,335)

Issuance of warrants for settlement of interest on Class 2 Notes (see Note C)			1		1

Net loss for the period				(1,495)	(1,495)
Share-based compensation			86		86

Balance at June 30, 2008	29,566,409	$5,913	$39,494	$(50,150)	$(4,743)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,495)	$(1,613)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	38
Amortization	6	6
Warrants issued in settlement of interest	1	-
Share-based compensation	86	48
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(64)	(116)
Inventories	(114)	(150)
Prepaid and other	32	69
Accounts payable and other current liabilities	253	77
Customer deposits	270	-
Deferred revenue	-	183
Net Cash Used In Operating Activities	(992)	(1,458)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(38)
Sale of equipment	1	-
Additional Patents	(3)	(3)
Net Cash Used In Investing Activities	(2)	(41)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes - Net	1,095	1,499
Debt financing fees	(26)	-
Proceeds from issuance of common stock	-	2
Net Cash Provided By Financing Activities	1,069	1,501
Increase in Cash	75	2
Cash at Beginning of Period	11	57
Cash at End of Period	$86	$59

Supplemental cash flows disclosure:
Interest paid	$15	$15

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

The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis. We assess the recoverability of all inventories to determine whether adjustments for impairment are required. At June 30, 2008 and December 31, 2007, inventories consisted of the following amounts (net of obsolescence reserves of $79,000 at June 30, 2008 and December 31, 2007 respectively):

	30-Jun-08	31-Dec-07
	(in thousands)
Raw materials	$267	$265
Work in process	112	-
Finished goods		-
	$379	$265

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

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $275 and $8,691 for the three month and six month periods ended June 30, 2008 and $2,989 and $8,798 for the three month and six month periods ended June 30, 2007.

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee. Typically, the agreements require a “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Allocations of General and Administrative Costs and Engineering Costs
We allocate a portion of general and administrative expense and a portion of engineering expense to cost of sales from product development agreements based on a percentage of direct labor costs. These allocations are limited to the amount of revenues, after direct expenses, under the applicable agreements. The following is a summary of the allocations made for the three-month and six-month periods ended June 30, 2008 and 2007:

	Three Months		Six Months
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Gross G&A Expense	$340	$361	$672	$687
Less allocation to cost of sales from product development agreements	-	-	-	-
Less allocation to inventory for product development agreements	-	-	-	$(8)
Remaining G&A Expense	$340	$361	$672	$679

	Three Months		Six Months
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Gross Engineering Expense	$228	$264	$460	$600
Less allocation to cost of sales from product development agreements	-	-	-	-
Less allocation to inventory for product development agreements	-	-	-	(20)
Remaining G&A Expense	$228	$264	$460	$580

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

Note C - Long-Term Debt and Other Financing Arrangements

Effective January 2, 2008, certain holders of Class 2 Notes earning 10% interest and warrants requested that all earned but unissued warrants be issued, resulting in the issuance of 568,986 warrants with a conversion price of $1.60 per share. The value of the warrants issued was $1,191 as valued using the Black-Scholes option-pricing model. On January 18, 2008, the Note Holders and management amended the terms of the existing Note and Warrant Purchase Agreement to increase the aggregate amount of Notes allowable from $3,500,000 to $3,700,000. On March 12, 2008, the Board and the Note Holders approved a 5th Amended and Restated Note and Warrant Purchase Agreement. This agreement (i) increased the total allowable secured debt to $6,000,000; (ii) explicitly allowed for the exchange of one class of note under the agreement for another class of note under the agreement; (iii) committed us to request that shareholders authorize an increase in the number of shares of authorized Common Stock to 70,000,000; (iv) limits anti-dilution rights the Company can agree to in future capital raising transactions; (v) prohibits the Company from committing to issuing securities which exceed or potentially exceed 70,000,000 shares or the current authorized shares, whichever is greater; (vi) limits the number of shares that can be issued to existing employees while Class 2 debt is outstanding; (vii) modifies registration rights to take into account new SEC limitations on registrable shares; (viii) provides for reimbursement of certain expenses; (ix) explicitly allows notes to be purchased under separate agreements to a total of $6,000,000 of aggregate secured debt; (x) defers interest payments on Class 2 Notes until January 1, 2009; and (xi) modifies the conditions for prepayment of Class 3 Notes. Class 2 notes have been issued primarily to related parties. The issued Notes have a maturity date of August 31, 2008. See Note I - Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to earn either warrants for the purchase of our common stock or additional interest at the annual rate of 2% for the period such Notes were outstanding. Class 2 Warrants entitle the holder to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365. The Board of Directors has approved a $1.60 strike price for the warrants. The anti-dilution terms of the warrants earned provide for the conversion price on the warrants to be reduced to the price of new securities sold, but not lower than $0.25, resulting in significant reduction of the amount of funds that will be realized by the Company in the event of an exercise of the warrants at current market prices. As of June 30, 2008, the Note Holders had earned 3,240,185 warrants of which 2,335,655 had not been issued. See Note I - Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

As of March 31, 2008, we had $378,000 in outstanding Class 3 Notes payable that are convertible into our common stock at $1.00 per share. We paid $5,000 of Class 3 Notes at its maturity date of April 30, 2008. The remaining 373,000 Class 3 Notes are due August 31, 2008. The Notes bear interest at 8% per annum that is paid semi-annually. The Class 3 Notes are secured by our intellectual property. The anti-dilution terms of the Class 3 Notes provide for their conversion price to be reduced to the price of new securities sold, but not lower than $0.25, which could result in an increase in the number of shares that would be realized by the note holders in the event of a conversion of the notes if new capital is raised using equity at current market prices. See Note I - Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the Class 3 Notes.

In the first six months of 2008 we sold an additional $1,095,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $4,437,000 as of June 30, 2008.

A summary of the Company’s debt obligations is as follows as of June 30, 2008 and December 31, 2007:

	2008	2007
	(in thousands)

Short Term Debt:
Class 2 Notes	$4,064	$2,964
Class 3 Notes	$373	$378
Total Short Term Debt	$4,437	$3,342

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30, 2008
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(in thousands, except per share data)		(in thousands except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(649)	$(866)	$(1,495)	$(1,613)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per share - weighted average shares	29,566	29,511	29,566	29,509
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.02)	$(0.03)	$(0.05)	$(0.05)

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

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of June 30, 2008.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which we are subject. As of June 30, 2008, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan (the “Plan”). The shareholders ratified the Plan at our Annual Shareholder Meeting held on May 14, 2008. The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”). The Plan permits the Compensation Committee of the Company's Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares. The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan (“2004 Plan”) and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan. As of June 30, 2008, 1,128,000 stock option shares have been granted from the Plan leaving a balance of 3,700,000 shares available for future grants.

The Compensation Committee of the Board of Directors on January 22, 2008 granted 129,000 options with an exercise price of $0.13 per share to certain officers of the Company. The issuance resulted in an expense of $11,278, which will be recognized ratably as compensation expense over the one-year vesting period.

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

On April 3, 2008, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender 128,000 options in exchange for replacement options effective April 4, 2008. The replacement options “cliff vest” 50% after 1 year and the balance after 2 years. The program received 100% participation. The exchange resulted in an expense of $13,188, which will be recognized ratably as compensation expense over the vesting period from April 4, 2008 to April 4, 2010.

On May 1, 2008, the Compensation Committee of the Board of Directors granted options on 97,000 shares with an exercise price of $0.22 to certain key employees of the Company. The options vest in 1 year and resulted in an expense of $15,037, which will be recognized ratably as compensation expense over the vesting period from May 1, 2008 to May 1, 2009.

On May 16, 2008, the Compensation Committee of the Board of Directors granted options on 1,000,000 shares with an exercise price of $0.17 to certain officers and employees of the Company. The options vest in 1 year and resulted in an expense of $119,978, which will be recognized ratably as compensation expense over the vesting period from May 16, 2008 to May 16, 2009.

We did not grant any options to employees during the six months ended June 30, 2007.

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

	June 30
	2008	2007
	(in thousands)
Expected Life (in years)	5.0	6.0
Expected volatility	86.5%	82.8%
Risk-free interest rate	2.9%	4.90%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the six month period ended June 30, 2008 and 2007 are as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,496	$0.71	1,309	$0.95
Granted	2,296	0.21	0	0.00
Exercised	0	0.00	(20)	0.10
Expired or cancelled	(1,197)	0.78	(61)	2.86
Outstanding at June 30 ($.10 to $.26 per share)	2,595	$0.20	1,228	$0.87
Exercisable ($.10 to $.26 per share)	299	$0.16	1,028	$0.80

A summary of the status of our non-vested option shares as of June 30, 2008 and 2007, and changes during the six months ended June 30, 2008 and 2007, is presented below:

	2008		2007
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	650,000	$0.47	210,000	$0.60
Granted	2,296,000	0.21	0	0.00
Forfeited	(650,000)	0.73	(10,000)	0.60
Vested	0	0.00	0	0.00
Nonvested at June 30	2,296,000	$0.21	200,000	$0.60

The following table summarizes share-based compensation expense for the three month and six month periods ended June 30, 2008 and 2007 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	Three Monnhs Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Marketing	$10	$5	$20	$10
Engineering and Development	16	13	36	26
General and Administrative	19	6	30	12
Total share-based compensation expense	$45	$24	$86	$48

As of June 30, 2008, we had $223,830 of unrecognized expense related to un-vested share-based compensation, which will be recognized ratably as compensation expense over the remaining vesting period from July 2008 through April 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2008 and 2007 follows:

	2008			2007
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.10 to $0.60	2,595	9.1	299	669	6.1	469
$1.03 to $1.71	-	-	-	559	5.7	559
$0.10 to $1.71	2,595	9.1	299	1,228	5.9	1028

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at June 30, 2008 and 2007 is as follows:

	2008				2007
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$1.60	3,500	1.78	3,500	$1.60	3,500	2.79	3,500
Class 2 Notes	$1.44	1,220	2.59	1,220	$1.00	321	1.73	321
Class 3 Notes	$1.00	373	0.08	373	$1.00	378	0.76	378
1995 Employee Stock Option Plan	$0.17	184	3.46	184	$0.64	319	3.50	319
1999 Employee Stock Option Plan	$0.17	290	7.69	115	$0.27	335	4.77	335
2004 Employee Stock Option Plan	$0.25	993	9.63	-	$1.34	574	7.93	374
2008 Equity Equity Compensation Plan	$0.17	1,128	9.87	-	$-	-	-	-
	$1.07	7,688	4.29	5,392	$1.36	5,427	3.29	5,227

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

The following table illustrates the changes in our warranty liability for the six-month period ended June 30, 2008 and 2007:

	(in thousands)
Balance as of January 1	$87	$49
Charges/(credits) to expense	-	16
Utilization/payment	(8)	(1)
Balance as of March 31	$79	$64

Charges/(credits) to expense	7	(1)
Utilization/payment	(3)	(2)
Balance as of June 30,	$83	$61

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses in the first six months of 2008 and 2007 of $1,495,000 and $1,613,000, respectively. Additionally, we incurred losses from operations in the years of 2007 and 2006 of $3.0 million each year. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

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

From November 2006 through August 14, 2008, we have used $4,241,000 of Class 2 Notes to fund operations. All of these Notes mature August 31, 2008. We need to raise additional funds in the third quarter of 2008 in order to sustain operations beyond that time frame. Taking into account anticipated orders, we expect that we will need to raise a minimum of $$475,000 to fund operations through the third quarter of 2009. If these orders do not materialize, we will need to raise additional capital. We are in ongoing discussions with the existing Class 2 Note holders and expect the debt will be restructured and the maturity date will be extended as part of our plan to raise additional capital in the third quarter of 2008 to fund operations through at least the third quarter of 2009 and provide working capital for anticipated orders. However, there can be no assurance that will happen. Additionally, terms of the 2005 Securities Purchase Agreement provide antidilution protection for the 3,500,000 warrants outstanding and grant a right to holders of the 6,200,000 outstanding shares of stock purchased at $1.00 per share under the agreement to swap the stock they purchased for new securities being offered in the future by the Company if the terms of the new securities are more favorable to the holders than the terms of the 2005 Securities Purchase Agreement. The anti-dilution protection on the warrants sets the conversion price of the warrant at the price of the new securities being issued and increases the total number of shares available under the warrant such that the total value of the warrant is kept constant. These terms would result in significant dilution if securities were sold at current market prices. Though there can be no assurance they will be successful, management expects to negotiate these terms as part of its plan to raise additional capital in the third and fourth quarters of 2008.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

In July and through August 14, 2008, we sold an additional $177,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $4,614,000.

The maturity dates of the outstanding Class 2 Notes were extended on various dates so that all are presently due on August 31, 2008. The maturity dates of the remaining $373,000 of outstanding Class 3 Notes were extended on various dates such that all are presently due August 31, 2008.

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

Results of Operations

Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007

Net revenues increased $376,000 (400.0%) to $470,000 in the second quarter of 2008 from $94,000 in the second quarter of 2007. The increase in net revenue was primarily attributable to a increase of $351,000 in revenue from sales of our flat panel display inspection products in the second quarter of 2008 compared to $94,000 in sales from that product line in the comparable 2007 quarter. Additionally, the second quarter of 2008 included $25,000 revenue from product development agreements; there were no such revenues in the second quarter 2007.

The three months ended June 30, 2008 and 2007 also had shipments of approximately $0 (zero) and $183,000 respectively, which were not recognized in those periods’ revenue as final acceptance had not been received from the customer.

Costs of sales increased $134,000 (157.6%) to $219,000 (46.6% of sales) in the second quarter of 2008 compared to $85,000 (90.4% of sales) in the second quarter of 2007. This was primarily due to an increase in material costs of $131,000 as a result of the higher sales of flat panel display inspection products in the 2008 period. Additionally, the second quarter of 2008 and 2007 included zero costs related to product development agreements.

Marketing costs increased $28,000 (17.2%) to $191,000 in the second quarter of 2008 compared to $163,000 in the second quarter of 2007. This was attributable to an increase in trade show activity, travel and promotion costs of approximately $43,000 and a decrease in compensation and benefits of approximately $15,000.

General and administrative costs decreased $21,000 (5.8%) to $340,000 in the second quarter of 2008 compared to $361,000 in the second quarter of 2007. The decrease was primarily related to a decrease in professional fees and general insurance costs. We were not required to allocate any general and administrative costs to inventory or cost of goods sold for product development agreements in the second quarter of 2008 and 2007. For more information on the allocation of certain general and administrative costs to cost of goods sold, see Note B to the Condensed Financial Statements.

Engineering and development expenditures decreased $36,000 (13.6%) to $228,000 in the second quarter of 2008 compared to $264,000 in the second quarter of 2007. This decrease was attributable to a reduction in personnel and related costs. We were not required to allocate any engineering and development costs for the second quarter of 2008 and 2007. For more information on the allocation of certain engineering costs to cost of goods sold, see Note B to the Condensed Financial Statements.

Other income for the three months ended June 30, 2008 was comparable to the three months ended June 30, 2007.

Interest expense increased $55,000 to $142,000 in the second quarter of 2008 compared to $87,000 in the second quarter of 2007. The increase is primarily attributable to the issuance of additional Class 2 Notes in the second quarter 2008.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Net revenues for the six months ended June 30, 2008, were $480,000, of which $455,000 was for flat panel display inspection products and $25,000 was for product development agreements. Our net revenues for the six months ended June 30, 2007 were $410,000 which was from flat panel display inspection products. There were no revenues from product development agreements for the six months ended June 30, 2007.

Cost of sales for the six months ended June 30, 2008 were $267,000, nearly all of which was for our flat panel display products. Cost of sales for the six months ended June 30, 2007 was $346,000 which was primarily costs for our flat panel display products. There were no product development costs in 2008 or 2007.

Marketing costs increased $27,000 (8.6%) to $339,000 for the six months ended June 30, 2008 compared to $312,000 in 2007. This was attributable to an increase in trade show activity, travel and promotion costs offset by a decrease in personnel cost and related benefit costs. Expense allocated to marketing costs for amortization of share-based compensation as required by SFAS 123R was approximately $20,000 for 2008 and approximately $10,000 for 2007.

General and administrative costs decreased $7,000 (1.8%) to $672,000 in 2008 compared to $679,000 in 2007. General and administrative costs of $8,000 were allocated to inventory for product development agreements in 2007, while there were no such costs allocated to cost of sales or inventory for product development agreements for 2008. (For more information on the allocation of certain general and administrative costs to inventory and cost of goods sold, see Note B to the financial statements.) Without this allocation, general and administrative costs would have decreased $15,000. The decrease was a result of reductions in professional fees and general insurance offset by increases in personnel costs. Expense allocated to general and administrative costs for amortization of share-based compensation as required by SFAS 123R was approximately $30,000 for 2008 and approximately $12,000 for 2007.

Engineering and development expenditures decreased $120,000 (20.7%) to $460,000 in 2008 compared to $580,000 in 2007. Engineering costs of $20,000 were allocated to inventory for product development agreements in 2007 while there were no such costs allocated to costs of sales or inventory for product development agreements for 2008. (For more information on the allocation of certain engineering cost to inventory and cost of goods sold, see Note B to the financial statements.) Without this allocation, engineering costs would have been $600,000 for 2007. The decrease of $140,000 was primarily a result of staff reductions and related benefit costs and a reduction in the use of outside services. Expense allocated to engineering and development for amortization of share-based compensation as required by SFAS 123R was approximately $36,000 for 2008 and approximately $26,000 for 2007.

Other income was comparable to the prior year six-month period.

Interest expense increased $126,000 to $237,000 in 2008 compared to $111,000 in 2007. The increase is primarily attributable to the issuance of additional Class 2 Notes in 2008. For more information on these Notes, refer to Note C of the Condensed Financial Statements.

Liquidity and Capital Resources

Net cash used in operating activities was $992,000 for the six months ended June 30, 2008, compared to $1,458,000 for the first six months of 2007. Operating cash flow for both periods primarily reflected net losses of $1,495,000 for 2008 and $1,613,000 for 2007 adjusted for non- cash charges (depreciation, amortization and stock based compensation expense), and changes in working capital. Working capital changes in the first six months of 2008 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in customer deposits and accrued interest. Working capital changes in the first half of 2007 primarily reflected increases in accounts receivable and inventory resulting from the timing of our sales orders and increases in accounts payable and other accrued liabilities resulting from increases in deferred revenue and accrued interest.

Investing activities for the six months ended June 30, 2008 included an increase in patents of $3,000 and our investing activities for the six months ended June 30, 2007 included the purchase of approximately $38,000 of equipment and $3,000 for patents.

Financing activities for the six months ended June 30, 2008 included proceeds of $1,095,000 from the issuance of Class 2 Notes and a payment $26,000 for financing fees. Our financing activities for the six months ended June 30, 2007 included proceeds of $1,560,000 from the issuance of Class 2 Notes and the payment of $61,000 of principal on Class 2 Notes. We paid $15,000 of interest on Class 3 Notes during each of the six-month periods ended June 30, 2008 and 2007.

Management has made arrangements to issue up to $5,622,000 of Class 2 Notes under the terms of the Company’s existing Note and Warrant Purchase Agreement as amended. The Class 2 Notes are working capital notes and are secured by accounts receivable, inventory, and intellectual property. The purchasers of Class 2 Notes receive 10% interest and the option to receive either warrants for the purchase of the Company’s stock or an additional 2% interest. Class 2 Warrants entitle the holder to purchase one share of Common Stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 note is outstanding and the denominator of which is 365. The Board of Directors has approved a $1.60 strike price for the warrants. The Notes will mature August 31, 2008. As of June 30, 2008, the Company had issued $4,064,000 of Class 2 Notes, primarily purchased by related parties. As of June 30, 2008, the Note Holders have earned 3,240,185 warrants, 904,530 of which are issued. The Company’s present cash position requires us to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders. See Note H – Going Concern Matters for discussion about the amount of funding required and Note I – Subsequent Events for recent activity associated with Class 2 Notes.

Management expects to refinance these notes as part of our plan to raise additional capital in the second or third quarter of 2008 to fund operations through at least the second quarter of 2009 and provide working capital for anticipated orders.

Terms of the 2005 Securities Purchase Agreement provide anti-dilution protection for the 3,500,000 warrants outstanding and grant a right to holders of the 6,200,0000 outstanding shares of stock purchased at $1.00 per share under the agreement to swap the stock they purchased for new securities being offered in the future by the Company if the terms of the new securities are more favorable to the holders than the terms of the 2005 Securities Purchase Agreement. The anti-dilution protection on the warrants sets the conversion price of the warrant at the price of the new securities being issued and increases the total number of shares available under the warrant such that the total value of the warrant is kept constant. These terms would result in significant dilution if securities were sold at current market prices. Though there can be no assurance they will be successful, management expects to negotiate these terms as part of our plan to raise additional capital in the second quarter of 2008. Further, the terms of the 5th Amended Note and Warrant Purchase Agreement provides for the conversion price on outstanding warrants to be reduced to the price of new securities offered, but not lower than $0.25, resulting in a significant reduction of the amount of funds that will be realized by the Company in the event of an exercise of the warrants at current market prices. See Note I – Subsequent Events for additional information regarding potential dilution.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2008; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Revenue is also derived through business agreements for product development. We conduct specified product development projects related to one of its principal technology specializations for an agreed-upon fee. Typically, the agreements require a “best efforts” with no specified performance criteria. Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs. Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after its agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation. Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to the Company as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s second quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

3.5
Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on April 19, 2007 (filed as Exhibit 3.5 to the registrant’s Registration Statement on Form S-1 filed on April 18, 2008, SEC file No. 333-125669, and incoprorated herein by reference).

3.6	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 28, 2008.

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

4.6
Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

4.7
Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008 (filed as Exhibit 4.7 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

4.8	Form of Amended Security Agreement dated March 6, 2008 (filed as Exhibit 4.8 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

4.9
Form of Consent to Amend and Replace Agreements dated March 12, (filed as Exhibit 4.9 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

4.10
Form of Fifth Amended and Restated Note andWarrant Purchase Agreement (filed as Exhibit 4.10 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

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

INTEGRAL VISION, INC.

Dated: August 14, 2008	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: August 14, 2008	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer