Form 10-Q
period 2008-09-30
INTEGRAL VISION INC
filed 2008-11-14
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

(248) 668-9230
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☑ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
30,750,409 shares of common stock as of November 13, 2008.

INTEGRAL VISION, INC.

FORM 10-Q Report
September 30, 2008

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	as of September 30, 2008 (unaudited) and December 31, 2007	2

	Condensed Statements of Operations
	(unaudited) for the three months and the nine months ended
	September 30, 2008 and 2007	4

	Statement of Stockholders’ Deficit (unaudited)	6

	Condensed Statements of Cash Flows
	(unaudited) for the nine months ended
	September 30, 2008 and 2007	7

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 6.	Exhibits	33

	Signatures	35

INTEGRAL VISION, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$114	$11
Accounts receivable	102	75
Inventories - Note B	412	265
Other	108	97
Total current assets	736	448

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	234	234
Furniture and fixtures	80	80
Computer equipment	190	190
Marketing/demonstration equipment	139	139

	647	647
Less accumulated depreciation	(477)	(431)
Net property and equipment	170	216

Other assets - net of accumulated amortization of $1,502,000
($1,493,000 for 2007)	58	34
	$964	$698

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable-current	$788	$3,342
Accounts payable	31	75
Accrued compensation and related costs	286	298
Accrued interest	235	196
Accrued product warranty	79	82
Other accrued liabilities	47	40
Deferred revenue for product sales	486	-
Total current liabilities	1,952	4,033

Long-term debt	4,460	-

Total liabilities	6,412	4,033

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20
per share; 70,000,000 shares authorized; 29,566,409 shares issued
and outstanding	5,913	5,913
Additional paid-in capital	47,040	39,407
Accumulated deficit	(58,401)	(48,655)
Total stockholders’ deficit	(5,448)	(3,335)
	$964	$698

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)

Revenue:
Net product sales	$11	$118
Net revenue from product development agreements		33
Total revenues (See Note B)	11	151
Costs of sales:
Costs of sales for products	35	63
Cost of sales for product development agreements		42
Depreciation and amortization	4	4
Total costs of sales	39	109
Gross margin	(28)	42

Other costs and expenses:
Marketing	160	146
General and administrative - net	470	321
Engineering and development - net	269	261
Total other costs and expenses	899	728
Operating loss	(927)	(686)
Other income	3	16
Interest expense	(466)	(57)
Extinguishment loss from modification and exchange of debt
instruments (See Note C)	(2,644)	-
Modification and issue of warrants to PIPE Equity Investors
(See Note F)	(4,217)	-
Net loss	$(8,251)	$(727)

Basic and diluted loss per share:
Net loss	$(0.28)	$(0.02)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,566	29,551

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$466	$528
Net revenue from product development agreements	25	33
Total revenues (See Note B)	491	561
Costs of sales:
Costs of sales for products	292	400
Cost of sales for product development agreements	-	42
Depreciation and amortization	13	13
Total costs of sales	305	455
Gross margin	186	106

Other costs and expenses:
Marketing	499	458
General and administrative - net	1,143	1,000
Engineering and development - net	729	841
Total other costs and expenses	2,371	2,299
Operating loss	(2,185)	(2,193)
Other income	3	21
Interest expense	(703)	(169)
Extinguishment loss from modification and exchange of debt instruments (See Note C)	(2,644)	-
Modification and issuance of warrants to PIPE Equity Investors (See Note F)	(4,217)	-
Net loss	$(9,746)	$(2,341)

Basic and diluted loss per share:
Net loss	$(0.33)	$(0.08)

Weighted average number of shares of common stock and common stock equivalents, where applicable	29,566	29,523

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2008	29,566,409	$5,913	$39,407	$(48,655)	$(3,335)

Issuance of warrants for
settlement of interest
on Class 2 Notes (see Note C)			243		243
Modification and issuance of warrants to
PIPE Equity Investors (see Note F)			4,217		4,217
Extinguishment loss from modification and
exchange of debt instruments (see Note C)			2,644		2,644
Modification of warrants previously issued
in settlement of interest (see Note C)			230		230
Issuance of restricted stock			26		26

Net loss for the period				(9,746)	(9,746)
Share-based compensation			273		273

Balance at September 30, 2008	29,566,409	$5,913	$47,040	$(58,401)	$(5,448)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(9,746)	$(2,341)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	51
Amortization	7	8
Warrants issued in settlement of interest	243	21
Non-cash interest related to warrant modification	230	-
Employee share-based compensation	299	48
Issuance of Class 3 Notes in settlement of interest	158	-
Modification and issuance of warrants to PIPE Equity Investors
(See Notes C and F)	4,217	-
Extinguishment loss from modification and exchange of debt
instruments (See Notes C and F)	2,644	-
Changes in operating assets and liabilities which provided (used) cash
Accounts receivable	(27)	(352)
Inventories	(147)	(241)
Prepaid and other	(11)	(6)
Accounts payable and other current liabilities	(13)	63
Deferred revenue	486	526
Net Cash Used In Operating Activities	(1,614)	(2,223)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(32)
Sale of equipment	1	-
Additional Patents	(11)	(5)
Net Cash Used In Investing Activities	(10)	(37)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes - Net	1,753	2,214
Debt financing fees	(26)	-
Proceeds from exercise of stock options	-	8
Net Cash Provided By Financing Activities	1,727	2,222
Increase in Cash	103	(38)
Cash at Beginning of Period	11	57
Cash at End of Period	$114	$19

Supplemental cash flows disclosure:
Interest paid	$32	$30

Supplemental disclosure of non-cash financing activities:
Exchange of Class 2 Notes for Class 3 Notes	$3,280,000	$-
Exchange of Class 3 Notes for Class 2 Notes	$139,000	$-

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

The results of operations for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2008.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis. We assess the recoverability of all inventories to determine whether adjustments for impairment are required. At September 30, 2008 and December 31, 2007, inventories consisted of the following amounts (net of obsolescence reserves of $79,000 at September 30, 2008 and December 31, 2007 respectively):

	30-Sep-08	31-Dec-07
	(in thousands)
Raw materials	$289	$265
Work in process	6	-
Finished goods	117	-
	$412	$265

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

We account for certain product sales of our flat panel display inspection systems as multiple-element arrangements. If specific customer acceptance requirements are met, the Company recognizes revenue for a portion of the total contract price due and billable upon shipment, with the remainder recognized when it becomes due (generally upon acceptance). We recognize all other product sales with customer acceptance provisions upon final customer acceptance. We recognize revenue from the sale of spare parts upon shipment. Revenue from service contracts is recognized over the life of the contract. Revenue is reported net of sales commissions of $3,014 and $11,705 for the three month and nine month periods ended September 30, 2008 and $2,108 and $10,907 for the three month and nine month periods ended September 30, 2007.

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

The following is a summary of the allocations made for the three-month and nine-month periods ended September 30, 2008 and 2007:

	Three Months		Nine Months
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Gross G&A Expense	$470	$321	$1,143	$1,008
Less allocation to cost of sales from
product development agreements	-	-	-	-
Less allocation to inventory for
product development agreements	-	-	-	(8)
Remaining G&A Expense	$470	$321	$1,143	$1,000

	Three Months		Nine Months
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Gross Engineering Expense	$269	$261	$729	$861
Less allocation to cost of sales from
product development agreements	-	-	-	-
Less allocation to inventory for
product development agreements	-	-	-	(20)
Remaining Engineering Expense	$269	$261	$729	$841

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

Recently Issued Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its consolidated financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 on a prospective basis. The adoption of SFAS 157 to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” (“SFAS No. 160”) which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful lives of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP SFAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). This Staff Position provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128,“Earnings per Share”. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on January 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company’s financial statements.

Note C - Long-Term Debt and Other Financing Arrangements

Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property. Class 2 notes have been issued primarily to related parties. The purchasers of Class 2 Notes receive 10% interest and the option to earn either warrants for the purchase of our common stock or additional interest at the annual rate of 2% for the period such Notes were outstanding. If the warrant option is selected, the holder is entitled to purchase one share of common stock for each $1 in value of the Class 2 Note multiplied by a fraction, the numerator of which is the number of days such Class 2 Note is outstanding and the denominator of which is 365. The Board of Directors approved a $1.60 strike price for the warrants. The anti-dilution terms of the warrants earned provide for the conversion price on the warrants to be reduced to the price of new securities sold, but not lower than $0.25.

Class 3 Notes are convertible into common stock at the stated conversion price, bear interest at 8% per annum that is paid semi-annually, and are secured by our intellectual property. Class 3 Notes issued prior to September 15, 2008 had a conversion price of $1.00 per share. The anti-dilution terms of the Class 3 Notes provide for their conversion price to be reduced to the price of new securities sold, but not lower than $0.25.

Effective January 2, 2008, certain holders of Class 2 Notes earning 10% interest and warrants requested that all earned but unissued warrants be issued, resulting in the issuance of 568,986 warrants with a conversion price of $1.60 per share. The value of the warrants issued was $1,191 as determined using the Black-Scholes option-pricing model.

On January 18, 2008, we amended the terms of the existing Note and Warrant Purchase Agreement with the consent of the Note Holders to increase the aggregate amount of Notes allowable from $3,500,000 to $3,700,000.

On March 12, 2008, the Board and the Note Holders approved a Fifth Amended and Restated Note and Warrant Purchase Agreement. This agreement (i) increased the total allowable secured debt to $6,000,000; (ii) explicitly allowed for the exchange of one class of note under the agreement for another class of note under the agreement; (iii) committed us to request that shareholders authorize an increase in the number of shares of authorized Common Stock to 70,000,000; (iv) limits anti-dilution rights the Company can agree to in future capital raising transactions; (v) prohibits the Company from committing to issuing securities which exceed or potentially exceed 70,000,000 shares or the current authorized shares, whichever is greater; (vi) limits the number of shares that can be issued to existing employees while Class 2 debt is outstanding; (vii) modifies registration rights to take into account new SEC limitations on registrable shares; (viii) provides for reimbursement of certain expenses; (ix) explicitly allows notes to be purchased under separate agreements to a total of $6,000,000 of aggregate secured debt; and (x) modifies the conditions for prepayment of Class 3 Notes.

As of March 31, 2008, we had $378,000 in outstanding Class 3 Notes payable that were convertible into our common stock at $1.00 per share. We paid $5,000 of Class 3 Notes on their maturity date of April 30, 2008.

On September 15, 2008, we entered into an agreement with the Note Holders which changed the terms of and/or exchanged certain notes whereby:

a)
The holders of Class 2 Notes earning 10% interest and warrants elected to receive the additional 2% interest and cease accruing warrants effective January 2, 2008, and requested that all outstanding earned warrants be issued as of that date. This resulted in the issuance of 898,610 warrants with a conversion price of $0.25 per share with a value of $243,163 determined using the Black-Scholes option-pricing model. See Note F – Share Based Compensation for information on the re-pricing of previously issued warrants associated with debt.

b)
The holders of the Class 2 Notes issued prior to December 2, 2007 (i) exchanged $1,477,000 of their outstanding Class 2 Notes and associated accrued interest of $90,800 for Class 3 Notes due July 1, 2010 and convertible into common stock at $0.25 per share; (ii) amended the maturity date on $718,500 of their outstanding Class 2 Notes to July 1, 2009; and (iii) amended the maturity date on the remaining $718,500 of their outstanding Class 2 Notes to October 1, 2009. This resulted in the issuance of $1,567,800 of Class 3 Notes. The exchange of the Class 2 Notes for the Class 3 Notes with a right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $1,128,817. In accordance with the Emerging Issues Task

Force Issue Number 96-19 (EITF 96-19) this was reflected in the Condensed Statement of Operations for the 3 months and 9 months ended September 30, 2008 as “Extinguishment loss from modification and exchange of debt instruments”.
c)
The holders of $1,803,000 of Class 2 Notes issued after December 2, 2007 exchanged their outstanding Notes and associated accrued interest of $66,846 for Class 3 Notes due July 1, 2010. The exchange of the Class 2 Notes for the Class 3 Notes with a right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $1,346,289. In accordance with EITF 96-19 this was reflected in the Condensed Statement of Operations for the 3 months and 9 months ended September 30, 2008 as “Extinguishment loss from modification and exchange of debt instruments”.

d)
The holders $139,000 of Class 3 Notes issued in 2004 exchanged their Class 3 Notes for Class 2 Notes earning 12% interest. $69,500 of these notes are due July 1, 2009 and $69,500 are due October 1, 2009.

e)
The holders of $234,000 of Class 3 Notes issued in 2004 amended their terms to be the same as the newly issued Class 3 Notes. The change in the strike price to $0.25 with a right to convert immediately resulted in a beneficial conversion feature of $168,480. In accordance with EITF 96-19 this was reflected in the Condensed Statement of Operations for the 3 months and 9 months ended September 30, 2008 as “Extinguishment loss from modification and exchange of debt instruments”. These notes are now due July 1, 2010.

For more information on the agreement please refer to Note F – Share Based Compensation.

In the first nine months of 2008, we sold an additional $1,753,000 of Class 2 Notes. The aggregate amount of outstanding Class 2 and Class 3 Notes is $4,460,000 as of September 30, 2008.

A summary of the Company’s debt obligations is as follows as of September 30, 2008 and December 31, 2007:

	2008	2007
	(in thousands)

Short Term Debt:
Class 2 Notes	$788	$2,964
Class 3 Notes	$-	$378
Total Short Term Debt	$788	$3,342

Long Term Debt:
Class 2 Notes	$788	$-
Class 3 Notes	$3,672	$-
Total Long Term Debt:	$4,460	$-

As of September 30, 2008, $788,000 of long-term Class 2 Notes are due October 1, 2009 and $3,672,000 of long-term Class 3 Notes are due July 1, 2010.

See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended June 30, 2008
	2008	2007	2008	2007
	(unaudited)		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(8,251)	$(727)	$(9,746)	$(2,341)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	29,566	29,551	29,566	29,523
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.28)	$(0.02)	$(0.33)	$(0.08)

During the quarter ended September 30, 2008, we issued 1,184,000 shares of restricted shares to key officers of the Company. These shares are not considered in the calculation of basic earnings per share for the three month and nine month periods ended September 30, 2008, which is in accordance with the provisions of Financial Accounting Standards Board Statement (FAS) 128.

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

We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of September 30, 2008.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which we are subject. As of September 30, 2008, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan (the “Plan”). The shareholders ratified the Plan at our Annual Shareholder Meeting held on May 14, 2008. The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”). The Plan permits the Compensation Committee of the Company's Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares. The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan (“2004 Plan”) and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan. As of September 30, 2008, 2,238,000 Stock Option shares and 1,184,000 Restricted Shares have been granted from the 2008 Equity Incentive Plan leaving a balance of 1,406,000 shares available for future grants.

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

On September 17, 2008, the Compensation Committee of the Board of Directors granted options on 1,200,000 shares with an exercise price of $0.30 to certain officers of the Company. On the grant date, 500,000 options immediately vested which resulted in the recognition of $108,227 of compensation expense. The remaining 700,000 options vest as follows: 1) 500,000 options with a fair value of $108,227 will be expensed over a four month vesting period through December 31, 2008; 2) 140,000 options with a fair value of $30,303 will be expensed over a twelve month vesting period through September, 30 2009 and 3) 60,000 options with a fair value of $12,987 will be expensed over a twenty four month vesting period through September 30, 2010.

On September 17, 2008, the Compensation Committee of the Board of Directors granted 1,184,000 shares of restricted stock with a per share value of $0.30 to certain key officers of the Company. The total compensation expense of $355,200 will be amortized as compensation expense as follows: 1) 500,000 shares with a value of $150,000 will be expensed over a four month vesting period through December 31, 2008 and 684,000 shares with a value of $205,200 will be expensed over a twelve month vesting period through September 30, 2009. The terms of the grant for the 684,000 shares states that the restriction is satisfied upon the Company’s payment of the Class 2 Notes and accrued interest on the due date of October 1, 2009.

We granted 475,000 options to certain key employees during the three months and nine months ended September 30, 2007. There were no grants of restricted stock for the three month and nine month periods ended September 30, 2007

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The fair value of all awards is amortized on a straight-line basis over the requisite service periods. The expected life of all awards granted represents the period of time that they are expected to be outstanding. The expected life is determined using historical and other information available at the time of grant. Expected volatilities are based on historical volatility of our common stock, and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. We use historical data to estimate pre-vesting option forfeitures.

	September 30
	2008	2007
	(in thousands)
Expected Life (in years)	5.0	6.0
Expected volatility	88.8%	75.2%
Risk-free interest rate	2.8%	4.4%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the nine- month period ended September 30, 2008 and 2007 is as follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,496	$0.71	1,309	$0.95
Granted	3,496	0.24	475	0.36
Exercised	0	0.00	(75)	0.10
Expired or cancelled	(1,197)	0.75	(213)	1.53
Outstanding at September 30
($.10 to $.30 per share)	3,795	$0.23	1,496	$0.71
Exercisable ($.10 to $.30 per share)	799	$0.25	846	$0.80

A summary of the status of our non-vested option shares as of September 30, 2008 and 2007, and changes during the nine months ended September 30, 2008 and 2007, is presented below:

	2008		2007
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	650,000	$0.47	210,000	$0.60
Granted	3,496,000	0.24	475,000	0.36
Forfeited	(650,000)	0.73	(35,000)	0.60
Vested	(500,000)	0.30	0	0.00
Nonvested at September 30	2,996,000	$0.23	650,000	$0.42

The following table summarizes share-based compensation expense for the three month and nine month periods ended September 30, 2008 and 2007 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	Three Monnhs Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Marketing	$18	$7	$37	$17
Engineering and Development	34	(14)	71	12
General and Administrative	162	7	191	19
Total share-based compensation expense	$214	$-	$299	$48

As of September 30, 2008, we had $307,335 of unrecognized expense related to un-vested share-options and $329,571 of unrecognized expense related to restricted share based compensation, which will be recognized ratably as compensation expense over the remaining vesting period from October 2008 through September 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at September 30, 2008 and 2007 is as follows:

		2008			2007
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.10 to $0.60	3,795	9.2	799	1,009	7.8	359
$1.03 to $1.71	-	-	-	487	5.5	487
$0.10 to $1.71	3,795	9.2	799	1,496	7.1	846

On September 15, 2008, we entered into certain agreements with the holders of securities issued under the Securities Purchase Agreement dated April 12, 2005 (the “PIPE Equity Investors”), and the holders of Class 2 and Class 3 Notes (the “Note Holders”), whereby:

a)
The strike price on 3,500,000 outstanding and immediately exercisable warrants was changed from $1.60 to $0.001 resulting in a value of $1,273,392 as determined using the Black-Scholes option-pricing model. This is reflected in the Condensed Statement of Operations for the 3 months and 9 months ended September 30, 2008 as “Modification and issuance of warrants to PIPE Equity Investors.”

b)
7,000,000 new and immediately exercisable warrants were issued with a strike price of $0.001 resulting in a value of $2,943,283 as determined using the Black-Scholes option-pricing model. This is reflected in the Condensed Statement of Operations for the 3 months and 9 months ended September 30, 2008 as “Modification and issuance of warrants to PIPE Equity Investors.”

c)
The strike price on 1,209,542 outstanding and immediately exercisable warrants issued to the Note Holders was reduced from $1.00 to $0.25 resulting in a value of $229,048 which was determined using the Black-Scholes option-pricing model. This is reflected as “Interest Expense” in the Condensed Statement of Operations for the 3 months and 9 months ended September 30, 2008.

For more information on the agreements please refer to Note C – Long Term Debt and Other Financing Arrangements.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at September 30, 2008 and 2007 is as follows:

		2008				2007
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	10,500	3.82	10,500	$1.60	3,500	2.53	3,500
Class 2 Note Warrants	$0.25	2,108	3.04	2,108	$1.31	657	2.68	657
Class 3 Convertible Notes	$0.25	14,687	1.75	14,687	$1.00	378	0.50	378
1995 Employee Stock Option Plan	$0.17	184	3.21	184	$0.54	312	3.33	312
1999 Employee Stock Option Plan	$0.17	290	7.44	115	$0.28	205	4.78	205
2004 Employee Stock Option Plan	$0.25	993	9.38	-	$0.85	979	8.77	329
2008 Equity Compensation Plan	$0.24	2,328	9.80	500	$-	-	-	-
	$0.16	31,090	3.44	28,094	$1.31	6,031	3.55	5,381

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

The following table illustrates the changes in our warranty liability for the nine-month period ended September 30, 2008 and 2007:

	Amount	Amount
	2008	2007
	(in thousands)
Balance as of January 1	$87	$49
Charges/(credits) to expense	-	16
Utilization/payment	(8)	(1)
Balance as of March 31	$79	$64

Charges/(credits) to expense	7	(1)
Utilization/payment	(3)	(2)
Balance as of June 30	$83	$61

Charges/(credits) to expense	-	(4)
Utilization/payment	(4)	-
Balance as of September 30	$79	$57

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses in the first nine months of 2008 and 2007 of $9,746,000 and $2,341,000 respectively. Additionally, we incurred losses from operations in the years of 2007 and 2006 of $3.0 million each year. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

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

From November 2006 through October 28, 2008, we have used $5,322,644 of Class 2 and Class 3 Notes to fund operations. $75,000 of these Notes mature on November 30, 2008, $788,000 of these Notes mature on July 1, 2009; $788,000 of these Notes mature on October 1, 2009; and the balance of these Notes mature on July 1, 2010. We need to raise additional funds in the first quarter of 2009 in order to sustain operations beyond that time frame. Taking into account anticipated orders, we expect that we will need to raise a minimum of $500,000 to fund operations through the fourth quarter of 2009. If these orders do not materialize, we will need to raise additional capital.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On October 28, 2008, we sold an additional $75,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $5,322,644.

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

Results of Operations

Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007

Net revenues decreased $140,000 (92.7%) to $11,000 in the third quarter of 2008 from $151,000 in the third quarter of 2007. The decrease in net revenue was primarily attributable to a decrease of $103,000 in revenue from sales of our flat panel display inspection products in the third quarter of 2008 compared to $115,000 in sales from that product line in the comparable 2007 quarter. Additionally, the third quarter of 2007 included $33,000 revenue from product development agreements; there were no such revenues in the third quarter 2008.

In the three months ended September 30, 2008 and 2007, we shipped flat panel display inspection systems of approximately $486,000 and $349,000 respectively, which was not recognized in those periods’ revenue as final acceptance had not been received from the customer.

Costs of sales decreased $70,000 (64.2%) to $39,000 (355.0% of sales) in the third quarter of 2008 compared to $109,000 (72.0% of sales) in the third quarter of 2007. This was primarily due to a decrease in material costs of $28,000 as a result of lower sales of flat panel display inspection-systems in the 2008 period. Additionally, the third quarter of 2008 and 2007 included zero costs and $42,000, respectively, related to product development agreements.

Marketing costs increased $14,000 (9.6%) to $160,000 in the third quarter of 2008 compared to $146,000 in the third quarter of 2007. This was attributable to an increase in trade show activity, travel and promotion costs of approximately $28,000 and a decrease in compensation and benefits of approximately $13,000.

General and administrative costs increased $149,000 (46.4%) to $470,000 in the third quarter of 2008 compared to $321,000 in the third quarter of 2007. The increase was primarily related to an increase in stock based compensation expenses of $155,000 and professional fees of $6,000. We were not required to allocate any general and administrative costs to inventory or cost of goods sold for product development agreements in the third quarter of 2008 and 2007. For more information on the allocation of certain general and administrative costs to cost of goods sold, see Note B to the Condensed Financial Statements.

Engineering and development expenditures increased $8,000 (3.0%) to $269,000 in the third quarter of 2008 compared to $261,000 in the third quarter of 2007. This increase was attributable to an increase in stock based compensation expense and personnel and related costs of 26,000 and a decrease in trade show activity and travel costs of $17,000. We were not required to allocate any engineering and development costs for the second quarter of 2008 and 2007. For more information on the allocation of certain engineering costs to cost of goods sold, see Note B to the Condensed Financial Statements.

Other income for the three months ended September 30, 2008 was $3,000 compared to $16,000 for the three months ended September 30, 2007. The difference was due to a reduction in royalty income.

Interest expense increased $409,000 to $466,000 in the third quarter of 2008 compared to $57,000 in the third quarter of 2007. The increase is primarily attributable to the issuance of additional Class 2 Notes, the issuance of warrants for settlement of interest on Class 2 Notes with a fair value of $243,000 and the re-pricing of warrants previously issued in settlement of interest for Class 2 Notes resulting in additional interest of $230,000. See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

The extinguishment loss from modification and exchange of debt instruments of $2,644,000 in the third quarter of 2008 resulted from the modification of terms with the Class 2 and Class 3 Note Holders and the exchange of certain Class 2 Notes for convertible Class 3 Notes with a strike price of $0.25 and the exchange of certain Class 3 notes for class 2 notes. As part of the change in terms, the strike price for previously issued Class 3 Notes dropped from $1.00 to $0.25. The third quarter of 2007 did not have losses from debt extinguishment. See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

Modification and issuance of warrants to PIPE Equity Investors in the third quarter of 2008 of $4,217,000 resulted from the agreement we entered into with the PIPE Equity Investors on September 15, 2008 which among other things provided for the elimination of the Most Favored Nations Clause in the Securities Purchase Agreement dated April 12, 2005. As a result of the modifications, we paid the PIPE Equity Investors 7,000,000 warrants with a strike price of $.001 and a fair value of $2,943,000 and we also reduced the strike price of their previously issued 3,500,000 warrants from $1.00 to $.001 which resulted in additional expense of $1,274,000. The third quarter of 2007 did not have any of these charges. See Note F to the Condensed Financial Statements for more information related to this transaction.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007

Net revenues for the nine months ended September 30, 2008, were $491,000, of which $466,000 was for flat panel display inspection products and $25,000 was for product development agreements. Our net revenues for the nine months ended September 30, 2007 were $561,000 of which $528,000 was from flat panel display inspection products and $33,000 were from product development agreements.

Cost of sales for the nine months ended September 30, 2008 were $305,000, nearly all of which was for our flat panel display products. Cost of sales for the nine months ended September 30, 2007 was $455,000 which was primarily costs for our flat panel display products and product development costs of $42,000.

Marketing costs increased $41,000 (9.0%) to $499,000 for the nine months ended September 30, 2008 compared to $458,000 in 2007. This was attributable to an increase in trade show activity, travel and promotion costs of $98,000 offset by a decrease in personnel cost and related benefit costs of $57,000. Expense allocated to marketing costs for amortization of share-based compensation as required by SFAS 123R was approximately $37,000 for 2008 and approximately $17,000 for 2007.

General and administrative costs increased $143,000 (14.3%) to $1,143,000 in 2008 compared to $1,000,000 in 2007. General and administrative costs of $8,000 were allocated to inventory for product development agreements in 2007, while there were no such costs allocated to cost of sales or inventory for product development agreements for 2008. (For more information on the allocation of certain general and administrative costs to inventory and cost of goods sold, see Note B to the Condensed Financial Statements.) Without this allocation, general and administrative costs would have increased by $135,000. The increase was a result of increases in personnel costs of $149,000 offset by reductions in general insurance and other expenses of $6,000. Expense allocated to general and administrative costs for amortization of share-based compensation as required by SFAS 123R was approximately $191,000 for 2008 and approximately $19,000 for 2007.

Engineering and development expenditures decreased $112,000 (13.3%) to $729,000 in 2008 compared to $841,000 in 2007. Engineering costs of $20,000 were allocated to inventory for product development agreements in 2007 while there were no such costs allocated to costs of sales or inventory for product development agreements for 2008. (For more information on the allocation of certain engineering cost to inventory and cost of goods sold, see Note B to the Condensed Financial Statements.) Without this allocation, engineering costs would have been $861,000 for 2007. The decrease of $132,000 was primarily a result of staff reductions and related benefit costs of $101,000 and a reduction in the use of outside services of $31,000. Expense allocated to engineering and development for amortization of share-based compensation as required by SFAS 123R was approximately $71,000 for 2008 and approximately $12,000 for 2007.

Other income for the nine months ended September 30, 2008 was $3,000 compared to $21,000 for the prior year nine-month period. The difference was primarily attributable to a reduction in royalty income.

Interest expense increased $534,000 to $703,000 in 2008 compared to $169,000 in 2007. The increase is primarily attributable to the issuance of $1,753,000 additional Class 2 Notes, the issuance of warrants for settlement of interest on Class 2 Notes with a fair value of $243,000 and the re-pricing of warrants previously issued in settlement of interest for Class 2 Notes resulting in additional interest of $230,000. See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

The extinguishment loss from modification and exchange of debt instruments of $2,644,000 for the nine months ended September 30, 2008 resulted from the modification of terms with the Class 2 and Class 3 Note Holders and the exchange of certain Class 2 Notes for convertible Class 3 Notes with a strike price of $0.25 and the exchange of certain Class 3 Notes for Class 2 Notes. As part of the change in terms the strike price for previously issued Class 3 Notes dropped from $1.00 to $0.25. The nine month period of 2007 did not have and of these charges. See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

Modification and issuance of warrants to PIPE Equity Investors during the nine months ended September 30, 2008 of $4,217,000 resulted from the agreement we entered into with the PIPE Equity Investors on September 15, 2008 which among other things provided for the elimination of the Most Favored Nations Clause in the Securities Purchase Agreement dated April 12, 2005. As a result of the modifications we paid the PIPE Equity Investors 7,000,000 warrants with a strike price of $.001 and a fair value of $2,943,000 and we also reduced the strike price of their previously issued 3,500,000 warrants from $1.00 to $.001 which resulted in additional expense of $1,274,000. The nine month period of 2007 did not have any of these charges. See Note F to the Condensed Financial Statements for more information related to this transaction.

Liquidity and Capital Resources

Net cash used in operating activities was $1,614,000 for the nine months ended September 30, 2008, compared to $2,223,000 for the first nine months of 2007. Operating cash flow for both periods primarily reflected net losses of $9,746,000 for 2008 and $2,341,000 for 2007 adjusted for non-cash charges (depreciation, amortization, warrants issued in settlement of interest, non-cash interest related to warrant modification, employee share based compensation expense, issuance of Class 3 Notes in settlement of interest, modification and issuance of warrants to PIPE Equity Investors, extinguishment loss from modification and exchange of debt instruments, and changes in working capital. Working capital changes in the first nine months of 2008 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in deferred revenue and accrued interest. Working capital changes in the first nine months of 2007 primarily reflected increases in accounts receivable and inventory resulting from the timing of our sales orders and increases in accounts payable and other accrued liabilities resulting from increases in deferred revenue and accrued interest.

Investing activities for the nine months ended September 30, 2008 included an increase in patents of $11,000 and our investing activities for the nine months ended September 30, 2007 included the purchase of approximately $32,000 of equipment and $5,000 for patents.

Financing activities for the nine months ended September 30, 2008 included proceeds of $1,753,000 from the issuance of Class 2 Notes and a payment $26,000 for financing fees. Our financing activities for the nine months ended September 30, 2007 included proceeds of $2,275,000 from the issuance of Class 2 Notes and the payment of $61,000 of principal on Class 2 Notes, and received proceeds from the exercise of options of $8,000. We paid $32,000 of interest on Class 3 Notes during the nine-month period ended September 30, 2008 and $30,000 during the nine month period ended September 30, 2007.

On September 15, 2008, we executed a Waiver and Amendment Agreement with the parties of a certain Securities Purchase Agreement dated April 12, 2005 (the “2005 Agreement”). In conjunction with the Waiver and Amendment Agreement, the Company issued 7,000,000 Warrants with an exercise price of $0.001 (the “New Warrants”) to purchase its common stock and agreed, pursuant to a Registration Rights Agreement, to register the resale of the shares underlying the New Warrants. Each of the Investors received New Warrants in proportion to their original investment in the Company under the 2005 Agreement. Pursuant to the Waiver and Amendment Agreement, the parties amended the warrants previously issued under the 2005 Agreement (the “Old Warrants”) by reducing the exercise price to $0.001 per share, and deleting a provision therein that restricted equity sales by the Company. The parties also amended the 2005 Agreement so as to modify certain rights of first refusal to the Investors on future equity issuances by the Company and to delete a “most favored nations” clause that gave the Investors the right to exchange their securities for securities issued by the Company having more favorable terms. The Investors also consented to the Restructuring of Class 2 and Class 3 Notes described below.

On September 15, 2008, we entered into a series of Exchange Agreements with certain holders of the Company’s Class 2 Notes and Class 3 Notes. In conjunction with such Exchange Agreements, such holders of Class 2 Notes agreed to either amend their Class 2 Notes or exchange their Class 2 Notes for Class 3 Notes. Such holders of Class 3 Notes agreed to either amend their Class 3 Notes or exchange their Class 3 Notes for Class 2 Notes. Pursuant to the Exchange Agreements:

a)
The holders of $1,437,000 of Class 2 Notes issued prior to December 1, 2007 elected to receive 12% interest per annum effective as January 2, 2008 and to cease warrant accrual as of January 3, 2008. For certain Class 2 Noteholders, the maturity date for $718,500 of Class 2 Notes was extended to July 1, 2009 and the maturity date for $718,500 of Class 2 Notes was extended to October 1, 2009. The holders of $1,477,000 of the Class 2 Notes issued prior to December 1, 2007 elected to receive 8% interest per annum effective as January 2, 2008 and to cease warrant accrual as of January 3, 2008.

b)
The holders of $1,477,000 of the Class 2 Notes issued prior to December 1, 2007 and of $1,803,000 of Class 2 Notes issued after December 1, 2007 (and accumulated interest thereon) have exchanged their Class 2 Notes for Class 3 Notes that will mature on July 1, 2010. Such Class 3 Notes will earn 8% interest per annum and will be convertible into common stock of the Company at a conversion price of $0.25 per share.

c)
The holders of $234,000 of Class 3 Notes agreed to amend the terms of their Class 3 Notes by extending the maturity date to July 1, 2010 and reducing the conversion price of their Class 3 Notes from $1.00 per share to $0.25 per share.

d)
The holders of $64,500 of Class 3 Notes agreed to exchange their Class 3 Notes for Class 2 Notes that will earn 12% interest per annum and have a maturity date of July 1, 2009. The holders of $64,500 of Class 3 Notes agreed to exchange their Class 3 Notes for Class 2 notes that will earn 12% interest per annum and have a maturity date of October 1, 2009.

Except as described above, the payment terms under the Class 2 Notes and Class 3 Notes are the same as described in the Fifth Amended and Restated Note and Warrant Purchase Agreement, as filed with the Company’s Form 10-KSB for the year ended December 31, 2007.

Under the terms of the Fifth Amended Note and Warrant Purchase Agreement, we can issue a combined total of $6,000,000 of Class 2 and Class 3 Notes. As of November 14, 2008, a combined total of $5,247,644 of Class 2 and Class 3 Notes were outstanding, leaving a balance of $752,356 of Notes available for issue. The terms of the Waiver and Amendment Agreement limit the amount of Class 3 Notes that can be issued from that balance without invoking the Right of First Refusal clause to $512,714. For an explanation of Class 2 and Class 3 Notes see Note C – Long Term Debt and Other Financing Arrangements. The Company’s present cash position requires us to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders. See Note H – Going Concern Matters for discussion about the amount of funding required and Note I – Subsequent Events for recent activity associated with Class 2 Notes. Management expects to issue some or all of the available Notes as part of our plan to raise additional capital in the fourth quarter of 2008 and first quarter of 2009 to fund operations through at least the fourth quarter of 2009 and provide working capital for anticipated orders.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at September 30, 2008; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of September 30, 2008.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s third quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).
3.2	By-Laws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).
3.3
Certificate of Designation effective April 11, 2005 and amendment to the By-Laws of the Registrant effective March 23, 2005 (filed as Exhibit 4(b) to the registrant’s Form 8-K dated April 14, 2005, SEC file 0-12728, and incorporated herein by reference).

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

3.6
Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 28, 2008 (filed as Exhibit 3.6 to the registrant’s Form 10-Q for the quarter ended June 30, 2008, SEC file No. 0-12728, and incorporated herein by reference).

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

4.10
Form of Fifth Amended and Restated Note and Warrant Purchase Agreement (filed as Exhibit 4.10 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

4.11
Waiver and Amendment Agreement, effective September 15, 2008, and the Registration Rights Agreement and common stock Warrants, made a part thereof, among the respective parties thereto (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed September 15, 2008, SEC file 0-12728, and incorporated herein by reference).

4.12
Exchange Agreements, effective September 15, 2008, among the respective parties thereto (filed as Exhibit 4.3 to the Registrant’s Form 8-K filed September 15, 2008, SEC file 0-12728, and incorporated herein by reference).

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

INTEGRAL VISION, INC.

Dated: November 14, 2008	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 14, 2008	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer