Form 10KSB/A
period 2007-12-31
INTEGRAL VISION INC
filed 2009-01-27
CIK 719152

United States Securities and Exchange Commission
Washington, D.C.  20549

AMENDMENT NO. 1 TO
FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:  (248) 668-9230

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

Transitional Small Business Format (check one):  Yes  ☐    No  ☑

EXPLANATORY NOTE

The registrant filed a Form 10-KSB on March 31, 2008.   The registrant is filing this Amendment No. 1 to Form 10-KSB with the SEC: 1) to revise Item 8A below in order to reflect that the registrant’s management has determined that internal controls over financial reporting were effective as of December 31, 2007 (as defined in Item 308T(a)(3) of Regulation S-B) and to reflect how that determination was made; and 2) to revise Item 6 below and Note B of the registrant’s Financial Statements regarding how the registrant recognizes revenue.

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

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2007.

Equity Compensation Plan Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	c
Equity compensation plans approved by security holders	1,496,000	$0.71	99,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,496,000	$0.71	99,000

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions.

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

ITEM 8A.Controls and Procedures

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

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework using “SarboxPro”, a commercially available software package designed to implement the COSO framework in compliance with SEC Release No. 34-55929.  Management has determined that internal controls over financial reporting were effective as of December 31, 2007(as defined in Item 308T(a)(3) of Regulation S-B).  We have also disclosed in this report any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.*
4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008.*

4.8	Form of Amended Security Agreement dated March 6, 2008.*
4.9	Form of Consent to Amend and Replace Agreements dated March 12, 2008.*
4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement.*
10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
10.2
Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 0-12728, and incorporated herein by reference).

10.3	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.4	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.5	Integral Vision, Inc. 2008 Equity Incentive Plan.*
14	Code of Ethics.*
23.1	Consent of Rehmann Robson, independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-15(e) or Rule 15d-15(e).*
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*

*              Filed as an Exhibit to registrant’s Form 10-KSB filed March 31, 2008, SEC file 000-12728, and incorporated herein by reference.

ITEM 14.  Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: January 26, 2009

By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: January 26, 2009

Pursuant to the requirements of the Exchange Act, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: January 26, 2009

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: January 26, 2009

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: January 26, 2009

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: January 26, 2009

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheet of Integral Vision, Inc. as of December 31, 2007, and the related statements of operations, stockholders'  deficit and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
34
$698

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$3,342
Accounts payable	75
Accrued compensation and related costs	298
Accrued interest	196
Accrued product warranty	82
Other accrued liabilities	40
Total current liabilities	4,033

Long-term debt	-
Total liabilities	4,033

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-
Common stock, without par value, stated value $.20 per share; 50,000,000 shares authorized; 29,566,409 shares issued and outstanding	5,913
Additional paid-in capital	39,407
Accumulated deficit	(48,655)
Total stockholders' deficit	(3,335)
$698

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)
Revenues:
Net product sales	$1,059	$663
Net revenue from product development agreements	92	172
Total net revenues (See Note-B)	1,151	835
Costs of sales:
Costs of sales for products	781	488
Cost of sales for product development agreements	97	199
Depreciation and amortization	17	54
Total costs of sales	895	741
Gross margin	256	94

Other costs and expenses:
Marketing	608	653
General and administrative - net	1,327	1,250
Engineering and development - net	1,146	1,214
Total other costs and expenses	3,081	3,117
Operating loss	(2,825)	(3,023)
Other income	13	46
Interest income	-	42
Interest expense	(230)	(32)
Foreign currency translation gain (loss)	1	(7)
Loss from operations before income taxes	(3,041)	(2,974)
Income taxes	-	-
Net loss	$(3,041)	$(2,974)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.10)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable
	29,534	29,491

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2006	29,491,409	$5,898	$-	$39,126	$(42,640)	$2,384
Net loss for the year					(2,974)	(2,974)
Share-based compensation				170		170
Balances at December 31, 2006	29,491,409	$5,898	$-	$39,296	$(45,614)	$(420)
Net loss for the year					(3,041)	(3,041)
Stock options exercised	75,000	15		(7)		8
Warrants issued				21		21
Share-based compensation				97		97
Balances at December 31, 2007	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(3,041)	$(2,974)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70	48
Amortization	11	48
Equipment abandonment loss	16	-
Warrants issued in settlement of interest	21	-
Share-based compensation	97	170
Changes in operating assets and liabilities:
Accounts receivable	(54)	56
Inventories	117	(172)
Other current assets	22	(17)
Accounts payable and other current liabilities	116	108
Net cash used in operating activities	(2,625)	(2,733)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35)	(49)
Additional patent expenditures	(8)	(12)
Net cash used in investing activities	(43)	(61)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes-net	2,614	350
Proceeds from exercise of stock options	8	-
Net cash provided by financing activities	2,622	350
Decrease in cash	(46)	(2,444)
Cash at beginning of year	57	2,501
Cash at end of year	$11	$57

Supplemental cash flows information:
Interest paid	$30	$30
Supplemental noncash investing activity:
Reclassification of inventory to equipment	$-	$153

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

2007
(in thousands)
Raw materials	$265
Work in process	-
Finished goods	-
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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions and was $67,000 and $24,000 in 2007 and 2006, respectively.

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

A summary of the Company’s debt obligations is as follows as of December 31:

	2007	2006
	(in thousands)

Long Term Debt:
Class 3 Notes	$-	$378
Net Long Term Debt	$-	$378

Short Term Debt:
Class 2 Notes	$2,964	$350
Class 3 Notes	$378	$-
Total Short Term Debt	$3,342	$350

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

Note D - Related Party Transactions

Maxco, Inc. provided consulting services to the Company through June of 2006.  These services, which are no longer required, included assistance with financial statement preparation, compliance with governmental filing requirements, and assistance with certain financing arrangements.  The Company and Maxco agreed on terms for payment for these services resulting in charges to operations of $6,960  in 2006 ..

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

	2007	2006
	(in thousands)
Deferred tax liabilities:
Tax depreciation	$20	$-
Total deferred tax liabilities	20	-

Deferred tax assets:
Net operating loss carryforwards	16,301	15,294
Credit carryforwards	331	331
Inventory reserve	27	27
Warranty reserve	28	17
Other	103	113
Total deferred tax assets	16,790	15,782
Valuation allowance for deferred tax assets	16,770	15,782
Net deferred tax assets	20	-
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2007	2006
	(in thousands)
Net income (loss)	$(3,041)	$(2,974)
Foreign net income (loss)	-	-
U.S. net income (loss)	$(3,041)	$(2,974)

Tax provision (benefit) at U.S. statutory rates	$(1,034)	$(1,011)
Change in valuation allowance	989	957
Nondeductible expenses	45	54
	$-	$-

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

	Year Ended December 31
	2007	2006
	(in thousands)
Expected Life (in years)	6.0	6.0
Expected volatility	77.70%	82.7%
Risk-free interest rate	4.11%	4.90%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the years ended December 31, 2007, and 2006 follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,309	$0.95	1,114	$0.97
Granted	475	0.36	210	0.60
Exercised	(75)	0.10	0	0.00
Expired	(213)	1.53	(15)	6.25
Outstanding at December 31
($.10 to $1.71 per share)	1,496	$0.71	1,309	$0.95
Exercisable ($.10 to $1.71 per share)	846	$0.80	1,099	$0.90

A summary of the status of our nonvested shares as of December 31, 2007, and changes during year ended December 31, 2007, is presented below:

	Shares	Weighted Average Grant- Date Fair ValueExercise Price
Nonvested at January 1, 2007	210,000	$0.77
Granted	475,000	0.36
Forfeited	(35,000)	0.77
Vested	0	0.00

Nonvested at December 31, 2007	650,000	$0.47

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

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2007 follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)
$.10 to $.60	1,009	7.6	359
$1.03 to $1.71	487	5.3	487
$.10 to $1.71	1,496	6.8	846

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2007 is as follows:

	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)
Warrants	$1.60	3,500	2.28	3,500
Class 2 Notes	$1.31	657	2.43	657
Class 3 Notes	$1.00	378	0.25	378
1995 Employee Stock Option Plan	$0.54	312	3.08	312
1999 Employee Stock Option Plan	$0.28	205	4.53	205
2004 Employee Stock Option Plan	$0.78	979	8.52	329
	$1.30	6,031	3.30	5,381

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

We are engaged in one business segment, vision-based inspection products.  The following presents information by geographic area.

	Year Ended December 31
	2007	2006
	(in thousands)
Net revenues by geographic area:
North America	$528	$835
Europe	166	-
Asia	457	-
	$1,151	$835

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

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan and is requesting that our shareholders ratify the plan.  The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success ("Participants").  The Plan permits the Compensation Committee of the Company's Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares.  The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan.

In March we sold an additional $200,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $3,842,000.

The maturity dates of the outstanding Class 2 Notes and Class 3 Notes were extended on various dates so that all are presently due on April 30, 2008.

Corporate Officers	Corporate Directory

Charles J. Drake, 67, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 50, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI

Jeffrey J. Becker, 46, is Senior Vice President of Integral Vision, Inc.	General Counsel J.M. Warren Law Offices, P.C. Lansing, MI

Andrew Blowers, 40, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Paul Zink, 42, is Vice President of
Applications of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-KSB
Charles J. Drake Chairman of the Board of Directors, Integral Vision,	Interested stockholders may obtain, without charge, a copy of the Company’s Annual
Inc. Chief Executive Officer, Integral Vision, Inc.	Report on Form 10-KSB, as filed with the Securities and Exchange Commission, upon written request to:
Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc. Partner, Gannon Group, P.C.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners, Ltd.	49113 Wixom Tech Drive
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

These Exhibits were filed as an Exhibit to registrant’s Form 10-KSB filed March 31, 2008, SEC file 000-12728, and incorporated herein by reference.