Form 10KSB/A
period 2008-12-31
INTEGRAL VISION INC
filed 2009-02-05
CIK 719152

United States Securities and Exchange Commission
Washington, D.C.  20549

AMENDMENT NO. 2 TO
FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

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

Transitional Small Business Format (check one):  Yes  ☐    No  ☑

EXPLANATORY NOTE

The registrant filed a Form 10-KSB on March 31, 2008 and an Amendment No. 1 to Form 10-KSB on January 27, 2009.  The registrant is filing this Amendment No. 2 to Form 10-KSB with the SEC in order to update the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 as of the date of filing of this Amendment No. 2.

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

Date: February 5, 2009

By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: February 5, 2009

Pursuant to the requirements of the Exchange Act, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: February 5, 2009

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: February 5, 2009

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: February 5, 2009

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: February 5, 2009

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

	Year Ended December 31
	2007	2006
	(in thousands)
Expected Life (in years)	6.0	6.0
Expected volatility	77.70%	82.7%
Risk-free interest rate	4.11%	4.90%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the years ended December 31, 2007, and 2006 follows:

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,309	$0.95	1,114	$0.97
Granted	475	0.36	210	0.60
Exercised	(75)	0.10	0	0.00
Expired	(213)	1.53	(15)	6.25
Outstanding at December 31($.10 to $1.71 per share)	1,496	$0.71	1,309	$0.95

Exercisable ($.10 to $1.71 per share)	846	$0.80	1,099	$0.90

A summary of the status of our nonvested shares as of December 31, 2007, and changes during year ended December 31, 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair ValueExercise Price
Nonvested at January 1, 2007	210,000	$0.77
Granted	475,000	0.36
Forfeited	(35,000)	0.77
Vested	0	0.00

Nonvested at December 31, 2007	650,000	$0.47

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

In March we sold an additional $200,000 of Class 2 Notes, bringing the aggregate amount of outstanding Class 2 and Class 3 Notes to $3,842,000.

The maturity dates of the outstanding Class 2 Notes and Class 3 Notes were extended on various dates so that all are presently due on April 30, 2008.

Corporate Officers	Corporate Directory

Charles J. Drake, 67, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 50, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI

General Counsel
Jeffrey J. Becker, 46, is Senior Vice President of Integral Vision, Inc.	J.M. Warren Law Offices, P.C. Lansing, MI

Andrew Blowers, 40, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Paul Zink, 42, is Vice President of
Applications of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-KSB
Charles J. Drake Chairman of the Board of Directors, Integral Vision, Inc. Chief Executive Officer, Integral Vision, Inc.	Interested stockholders may obtain, without charge, a copy of the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission, upon written request to:

Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc. Partner, Gannon Group, P.C.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners, Ltd.	49113 Wixom Tech Drive
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

Except for Exhibits 31.1, 31.2, 32.1 and 32.2, these Exhibits were filed as an Exhibit to registrant’s Form 10-KSB filed March 31, 2008, SEC file 000-12728, and incorporated herein by reference.