Form 10-K
period 2008-12-31
INTEGRAL VISION INC
filed 2009-03-31
CIK 719152

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2008.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________ .

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (248) 668-9230

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value, Stated Value $.20 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,860,654 as of June 30, 2008.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 30,750,409 shares of common stock as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Portions of the annual proxy statement for the year ended December 31, 2008 are incorporated by reference into Part III.

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

Products

SharpEye – Our SharpEye product provides Flat Panel Display (“FPD”) inspection for reflective, emissive and transmissive display technologies.  SharpEye is designed for the detection of functional and cosmetic defects in LCOS, OLED, MEMS, 3LCD/HTPS, LCD and other emerging display technologies.  These technologies are applied to consumer products such as camcorders, rear projection computer monitors, digital still cameras, HDTV, projectors, video headsets and video telephones.  The core technology of SharpEye inspection algorithms is the ability to quantize data to the level of a single display pixel.  SharpEye can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

LumenEye – Our LumenEye product provides an “out of the box” solution designed for a low skill level user to setup and acquire images from an FPD panel.  It is targeted at manufacturers of FPD products who need to inspect for inherent Image Retention (“Image Sticking”) defects in their displays prior to shipment.  The software provided with LumenEye will perform an evaluation of the panel based on the acquired images to VESA 305-2 specification.  Integral Vision can also provide the customer unique Image Retention analysis as part of its software offering.  Custom panel evaluation software is also available to meet the FPD manufacturer customer test pattern requirements.

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year.  It is possible that the specific customers reaching this threshold may change from year to year.  Loss of any one of these customers could have a material impact on our results of operations. For 2008, sales to Plastic Logic GmbH and Qualcomm MEMS Technologies represented 51% and 37% of net sales, respectively. Approximately $4,000 was due from two of these customers at December 31, 2008.  For 2007, sales to Qualcomm MEMS Technologies, Samsung, Liquavista B.V., and Texas Instruments represented 31%, 24%, 14% and 10% of net sales, respectively.  Approximately $50,000 was due from two of these customers at December 31, 2007.

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

Product Development

The market for Machine Vision is characterized by rapid and continuous technological development and product innovation.  We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position.  Accordingly, we devote a significant portion of our personnel and financial resources to product development programs and seek to maintain close relationships with customers to remain responsive to their needs.  During the period ended March 31, 2006 we began activity associated with a product development agreement with Energy Conversion Devices (“ECD”) where we are compensated for a portion of our costs for the development of online inspection for a continuous web of display material.  This best efforts subcontract with ECD proceeds from a contract from the United States Display Consortium.  Our net engineering and product development costs amounted to $1.0 million and $1.1 million in 2008 and 2007, respectively.  Our current product development efforts are primarily directed to Flat Panel Display and Component Inspection products.

Environmental Factors

Our cost of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 28, 2009 and February 29, 2008, we had 14 permanent employees, all full time.   None of our employees are represented by a labor union.

ITEM 2.  Properties

We lease a light industrial building containing approximately 14,000 square feet at 49113 Wixom Tech Drive, Wixom, Michigan. The lease is for a five year period, which commenced January 1, 2006. Our manufacturing, engineering and administrative functions are performed at this location.  The building is approxmately 11 years old and is in excellent condition.

ITEM 3.  Legal Proceedings

We are not currently involved in any litigation other than ordinary routine litigation that is incidental to our business.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

Part II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Integral Vision’s common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol INVI.  The table below shows the high and low sales prices for our common stock for each quarter in the past two years.  These prices reflect inter-dealer prices and do not include allowance for retail mark-up or mark-down, or commissions and may not necessarily represent actual transactions.

	2007				2008
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
High	$0.70	$0.51	$0.49	$0.28	$0.35	$0.40	$0.55	$0.54
Low	0.49	0.28	0.28	0.06	0.09	0.14	0.21	0.12

Holders

As of February 28, 2009, there were approximately 305 holders of record of our Common Stock.  This figure does not reflect the approximately 1,263 beneficial stockholders whose shares are in nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock.  We currently intend to retain any earnings for use in our operations and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases

We did not repurchase any equity securities during the years ended December 31, 2008 and 2007.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2008.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	c
Equity compensation plans approved by security holders	3,795,000	$0.23	1,316,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,795,000	$0.23	1,316,000

We have one terminated equity compensation plan which still has active options outstanding (the “1995 Employee Stock Option Plan”) and three active equity compensation plans (the “1999 Employee Stock Option Plan”, the “2004 Employee Stock Option Plan”, and the “Integral Vision, Inc. 2008 Equity Incentive Plan”), all of which have been approved by our shareholders.  Each of the plans may grant nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.  The plans are administered by the Compensation Committee of the Board of Directors.  Each of the plans terminates after 10 years, though termination of the plan does not affect the rights of beneficiaries under options granted prior to the termination of the plan.  Options are to be granted at a price equal to or greater than the closing price of the common stock on the day the option is granted and may be exercisable for up to 10 years from the date of grant so long as the beneficiary is employed by the Company, but terminate 3 months after the beneficiary is no longer employed by the Company unless due to permanent and total disability in which case the options terminate 12 months after employment ceases.  For further information on equity compensation see Note I – Share Based Compensation in the Notes to the Financial Statements.

ITEM 6.  Selected Financial Data

This Item 6 is not applicable to us as, pursuant to Item 301(c) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 301 of Regulation S-K.

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

Results of Operations - Year Ended December 31, 2008, compared to the Year Ended December 31, 2007

Net revenues for 2008 decreased $124,000 (10.8%) to $1,027,000 from $1,151,000 in 2007.  Revenue is reported net of sales commission expense which was approximately $27,000 in 2008 compared to approximately $67,000 in 2007.  Revenue for 2008 includes $25,000 from Product Development Agreements compared to $92,000 in 2007.  Sales from the flat panel display inspection product line were $999,000 in 2008, a decrease of $49,000 (4.7%) from $1,048,000 in 2007.

Direct costs of sales for 2008 decreased $305,000 (34.1%) to $590,000 (approximately 57.4% of sales) from $895,000 (approximately 77.7% of sales) in 2007.  This was primarily due to a decrease of $208,000 in costs related to flat panel display inspection equipment, partially offset by lower costs of $97,000 for product development agreements.  Costs of sales for product development agreements are recorded in amounts equal to the revenue recognized and therefore do not contribute significantly to gross margin.  See Note B to the Financial Statements Revenue Recognition and Note B to the Financial Statements Allocations of General and Adminstrative Costs and Engineering Costs for further discussion of product development agreements.

Marketing costs for 2008 were $673,000, a $65,000 (10.7%) increase over the  $608,000 spent in 2007.  This is primarily attributable to an increase in trade show activity, travel and promotion costs and share based compensation cost which were offset by a reduction in personnel costs. Expense allocated to marketing costs for amortization of share based compensation as required by SFAS 123R was approximately $85,000 for 2008 and $29,000 for 2007.

General and administrative costs for 2008 were $1,713,000, a $386,000 (29.1%) increase over the $1,327,000 spent in 2007. We did not allocate any of our general and administrative costs to costs of sales for product development agreements in 2008 but we did allocate $8,000 of such costs in 2007.  (For more information on the allocation of certain general and administrative costs to cost of goods sold, see Note B to the Financial Statements.)  Without this allocation, general and administrative costs would have increased by $378,000 (28.3%) over 2007 to $1,713,000. The increase was primairly attributable to an increase in professional fees and share based compensation cost which were offset by a reduction in personnel benefit costs.  Expense allocated to G&A for amortization of share based compensation as required by SFAS 123R for 2008 was approximately $401,000 compared to $30,000 in 2007.

Engineering and product development expenditures decreased $114,000 (10.0%) to $1,032,000  in 2008 compared to $1,146,000 in 2007. We did not allocate any of our engineering costs to costs of sales for product development agreements in 2008 but we did allocate $20,000 of such costs in 2007.  (For more information on the allocation of certain engineering costs to cost of goods sold, see Note B to the Financial Statements.)  Without these allocations, engineering costs would have decreased by $134,000 (11.5%) to $1,032,000 in 2008 compared to $1,166,000 in 2007.  This is primarily attributable to decreases in staffing and related costs of $180,000, travel costs of $33,000 and outside service costs of $48,000, partially offset by an increase in share based compensation costs of $125,000. Expense allocated to engineering and product development costs for the amortization of share-based compensation as required by SFAS 123R for 2008 was $163,000 compared to $38,000 in 2007.

Other income increased  $16,000 to $29,000 in 2008 compared to $13,000 in 2007. The increase in 2008 is primarily attributeable to not having a loss on the abandonement of equipment of $16,000.

Interest expense increased $691,000 to $921,000 in 2008 compared to $230,000 in 2007.  The increase is primarily attributable to increased debt of $2,115,000 in 2008 compared to 2007 and changes in interest rates on Class 2 and Class 3 Notes. (see Note C to financial statements).

Seasonality and Quarterly Fluctuations

Integral Vision’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. Our reliance on large orders has contributed to the variability of our operating results.

Liquidity and Capital Resources

Net cash used in operating activities was $1,766,000 for the year ended December 31, 2008, compared to $2,625,000 for the year ended December 31, 2007. Operating cash flow for both years primarily reflected net losses of $10,733,000 for 2008 and $3,041,000 for 2007 adjusted for non-cash charges (depreciation, amortization, warrants issued in settlement of interest, non-cash interest related to warrant modification, employee share based compensation expense, issuance of Class 3 Notes in settlement of interest, modification and issuance of warrants to PIPE Equity Investors, extinguishment loss from modification and exchange of debt instruments, and changes in working capital). Working capital changes for 2008 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in deferred revenue, and an increase in accrued interest as a result of additional issuances of Class 2 and Class 3 Notes. Working capital changes for the year 2007 primarily reflected increases in accounts receivable and inventory resulting from the timing of our sales orders and increases in accounts payable and other accrued liabilities resulting from increases in deferred revenue and accrued interest.

Investing activities for the year ended December 31, 2008 included an increase in computer equipment of $3,000 and an increase in patents of $8,000.  Our investing activities for the year ended December 31, 2007 included the purchase of approximately $35,000 of equipment and $8,000 for patents.

Financing activities for the year ended December 31, 2008 included proceeds of $2,051,000 from the issuance of Class 2 Notes, the payment of $88,000 of principle on Class 2 Notes, a principal payment of $5,000 for Class 3 Notes, and a payment of $48,000 for financing fees. Our financing activities for the year ended December 31, 2007 included proceeds of $2,675,000 from the issuance of Class 2 Notes and the payment of $61,000 of principal on Class 2 Notes, and received proceeds from the exercise of options of $8,000.   We paid $32,000 of interest on Class 3 Notes during the year ended December 31, 2008 and $30,000 during the year ended December 31, 2007.

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

a)
The holders of $1,437,000 of Class 2 Notes issued prior to December 1, 2007 elected to receive 12% interest per annum effective as January 2, 2008 and to cease warrant accrual as of January 3, 2008.  For certain Class 2 Noteholders, the maturity date for $718,500 of Class 2 Notes was extended to July 1, 2009 and the maturity date for $718,500 of Class 2 Notes was extended to October 1, 2009.  The holders of $1,477,000 of the Class 2 Notes issued prior to December 1, 2007 elected to receive 8% interest per annum effective as of January 2, 2008 and to cease warrant accrual as of January 3, 2008.

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

d)
The holders of $69,500 of Class 3 Notes agreed to exchange their Class 3 Notes for Class 2 Notes that will earn 12% interest per annum and have a maturity date of July 1, 2009.  The holders of $69,500 of Class 3 Notes agreed to exchange their Class 3 Notes for Class 2 notes that will earn 12% interest per annum and have a maturity date of October 1, 2009.

Except as described above, the payment terms under the Class 2 Notes and Class 3 Notes are the same as described in the Fifth Amended and Restated Note and Warrant Purchase Agreement, as filed with the Company’s Form 10-KSB for the year ended December 31, 2007.

Under the terms of the Fifth Amended Note and Warrant Purchase Agreement, we can issue a combined total of $7,000,000 of Class 2 and Class 3 Notes.  As of March 27, 2009 a combined total of $6,447,666 of Class 2 and Class 3 Notes were outstanding, leaving a balance of $552,334 of Notes available for issue.  The terms of the Waiver and Amendment Agreement limit the amount of Class 3 Notes that can be issued from that balance without invoking the Right of First Refusal clause to $429,978.  For an explanation of Class 2 and Class 3 Notes, see Note C – Long Term Debt and Other Financing Arrangements.  The Company’s present cash position requires us to secure additional funding for the immediate future as well as funding to provide working capital for anticipated orders.  See Note H – Going Concern Matters for discussion about the amount of funding required and Note I – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.  Management expects to issue some or all of the available Notes as part of our plan to raise additional capital in the first and second quarters of 2009 to fund operations through at least the first quarter of 2010 and provide working capital for anticipated orders.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 on a prospective basis. The adoption of SFAS 157 to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

In October 2008 the FASB issued FASB Staff Position No. FAS 157-3 (“FSP-157-3”), which clarifies the application of SFAS No. 157 in an inactive market, including how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. This FSP is effective upon issuance including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008 and has elected not to adopt the fair value option of SFAS No. 159, as of that date. The adoption did not have a material impact on the consolidated results of operations and financial condition.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

Management’s Discussion of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2008.  Future events rarely develop exactly as forecast; the best estimates routinely require adjustment. These policies are also discussed in Note B of the Notes to Financial Statements included in Item 8 of this report.

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

Revenue is also derived through business agreements for product development.  We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee.  Typically, the agreements require “best efforts” with no specified performance criteria.  Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs.  Generally, the agreed-upon fees contemplate reimbursing us, after our agreed-upon cost share, if any, for costs considered to be associated with project activities.  These include expenses for direct product development and research, operating expenses, general and administrative expenses, and depreciation.  Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals at December 31, 2008.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

This Item 7A is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

ITEM 8.  Financial Statements and Supplementary Data

The annual financial statements and results of operations are submitted in separate sections of this report.  Pursuant to Item 302(c) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 302 of Regulation S-K.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adaquate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rule 13a-15(f).  We have designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework using “SarboxPro”, a commercially available software package designed to implement the COSO framework in compliance with SEC Release No. 34-55929.  Management has determined that internal controls over financial reporting were effective as of December 31, 2008 (as defined in Item 308T(a)(3) of Regulation S-K).  We have also disclosed in this report any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  Other Information

None

Part III

ITEM 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2008.

ITEM 11.  Executive Compensation

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2008.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2008.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 information is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2008.

ITEM 14.  Principal Accounting Fees and Services

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2008.

ITEM 15.  Exhibits, Financial Statement Schedules

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

4.6
Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.7
Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008 (filed as Exhibit 4.7 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.8
Form of Amended Security Agreement dated March 6, 2008 (filed as Exhibit 4.8 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.9
Form of Consent to Amend and Replace Agreements dated March 12, 2008 (filed as Exhibit 4.9 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.10
Form of Fifth Amended and Restated Note and Warrant Purchase Agreement (filed as Exhibit 4.10 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

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

10.3	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).
10.4	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference).
10.5	Integral Vision, Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.5 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
10.6
Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.6 to the registrant’s Schedule 14A filed March 26, 2009, SEC file 000-12728, and incorporated herein by reference).

14	Code of Ethics (filed as Exhibit 14 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
23.1              Consent of Rehmann Robson, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(e) or Rule 15d-14(a).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

By: /S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: March 31, 2009

By: /S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: March 31, 2009

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: March 31, 2009

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: March 31, 2009

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: March 31, 2009

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheets of Integral Vision, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders'  deficit and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integral Vision, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Rehmann Robson, P.C.
Troy, Michigan
March 31, 2009

Balance Sheets
Integral Vision, Inc.

	December 31
	2008	2007
	(in thousands)
Assets
Current assets
Cash	$144	$11
Accounts receivable	208	75
Inventories	325	265
Other current assets	131	97
Total current assets	808	448

Property and equipment
Building improvements	4	4
Production and engineering equipment	234	234
Furniture and fixtures	80	80
Computer equipment	191	190
Marketing/demonstration equipment	139	139
	648	647
Less accumulated depreciation	491	431
Net property and equipment	157	216

Other assets - net of accumulated amortization of $1,519,000 for 2008 and $1,493,000 for 2007	72	34
	72	34
Total assets	$1,037	$698

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$1,786	$3,342
Accounts payable	141	75
Accrued compensation and related costs	283	298
Accrued interest	446	196
Accrued product warranty	84	82
Other accrued liabilities	54	40
Deferred revenue	656	-
Total current liabilities	3,450	4,033

Long-term debt	3,671	-
Total liabilities	7,121	4,033

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 70,000,000 shares authorized; 29,566,409 shares issued and outstanding	5,913	5,913
Additional paid-in capital	47,391	39,407
Accumulated deficit	(59,388)	(48,655)
Total stockholders' deficit	(6,084)	(3,335)
Total liabilities and stockholders' deficit	$1,037	$698

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,
	2008	2007

	(In thousands, except per share data)
Revenues:
Net product sales	$1,002	$1,059
Net revenue from product development agreements	25	92
Total net revenues (See Note B)	1,027	1,151
Costs of sales:
Costs of sales for products	573	781
Cost of sales for product development agreements	-	97
Depreciation and amortization	17	17
Total costs of sales	590	895
Gross margin	437	256

Other costs and expenses:
Marketing	673	608
General and administrative - net	1,713	1,327
Engineering and development - net	1,032	1,146
Total other costs and expenses	3,418	3,081
Operating loss	(2,981)	(2,825)
Other income	29	13
Interest expense	(921)	(230)
Extinguishment loss from modification and exchange of
debt instruments (See Note C)	(2,644)	-
Modification and issuance of warrants to PIPE Equity
Investors	(4,217)	-
Foreign currency translation gain	1	1
Loss from operations before income taxes	(10,733)	(3,041)
Income taxes	-	-
Net loss	$(10,733)	$(3,041)

Basic and diluted loss per share	$(0.36)	$(0.10)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	29,566	29,534

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2007	29,491,409	$5,898	$-	$39,296	$(45,614)	$(420)
Net loss for the year					(3,041)	(3,041)
Stock options exercised	75,000	15		(7)		8
Warrants issued				21		21
Share-based compensation				97		97
Balances at December 31, 2007	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)
Net loss for the year					(10,733)	(10,733)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )				243		243
Modification and issuance of warrants to PIPE Equity Investors (See Note I )				4,217		4,217
Extinguishment loss from modification and exchange of debt instruments (See Note C)				2,644		2,644
Modification of warrants previously issued in settlement of interest (See Note C)				230		230
Issuance of restricted stock				207		207
Share-based compensation				443		443
Balances at December 31, 2008	29,566,409	$5,913	$-	$47,391	$(59,388)	$(6,084)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(10,733)	$(3,041)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	70
Amortization	19	11
Provision for losses on inventory obsolence	71
Equipment abandonment loss	-	16
Warrants issued in settlement of interest	243	21
Non-cash interest related to warrant modification	230	-
Share-based compensation	443	97
Issuance of restricted stock	207	-
Issuance of Class 3 Notes in settlement of interest	157	-
Modification and issuance of warrants to PIPE Equity Investors
(See Notes C and F)	4,217	-
Extinguishment loss from modification and exchange of debt
instruments (See Notes C and F)	2,644	-
Changes in operating assets and liabilities:
Accounts receivable	(133)	(54)
Inventories	(131)	117
Other current assets	(34)	22
Accounts payable and other current liabilities	317	116
Deferred revenue	656	-
Net cash used in operating activities	(1,766)	(2,625)

Cash Flows From Investing Activities:
Purchase of property and equipment	(3)	(35)
Additional patent expenditures	(8)	(8)
Net cash used in investing activities	(11)	(43)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes	2,051	2,614
Payment of Class 2 Note	(88)	-
Payment of Class 3 Note	(5)	-
Debt financing fees	(48)	-
Proceeds from exercise of stock options	-	8
Net cash provided by financing activities	1,910	2,622
Increase (Decrease) in cash	133	(46)
Cash at beginning of year	11	57
Cash at end of year	$144	$11

Supplemental cash flows information:
Interest paid	$32	$30
Supplemental noncash investing activity:
Exchange of Class 2 Notes for Class 3 Notes	$3,280	$-
Exchange of Class 3 Notes for Class 2 Notes	$139	$-

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year.  It is possible that the specific customers reaching this threshold may change from year to year.  Loss of any one of these customers could have a material impact on our results of operations. For 2008, sales to Plastic Logic GmbH and Qualcomm MEMS Technologies represented 51% and 37% of net sales, respectively. Approximately $4,000 was due from two of these customers at December 31, 2008.  For 2007, sales to Qualcomm MEMS Technologies, Samsung, Liquavista B.V., and Texas Instruments represented 31%, 24% 14%, and 10% of net sales, respectively.  Approximately $50,000 was due from two of these customers at December 31, 2007.

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

Accounts Receivable

Trade accounts receivable during the year primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe.  At times, we maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.  An allowance for doubtful accounts was not required at December 31, 2008 and 2007.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis.  We assesses the recoverability of all inventory to determine whether adjustments for impairment are required.  At December 31, 2008, inventories consisted of the following amounts (net of an obsolescence allowance of $150,000 in 2008 and $79,000 in 2007):

	2008	2007
	(in thousands)
Raw materials	$187	$265
Work in process	27	-
Finished goods	111	-
	$325	$265

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

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (building improvements - 5 years, other property and equipment - 3 to 10 years).

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

No software development costs were capitalized during 2008 or 2007.   Costs capitalized prior to 2003 have been fully amortized.  These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation.  The software amortized over the period is for our microdisplay inspection software toolbox including vision processing algorithms and our patented sequence development and execution software.  These software components are used in the products we sell.

Patents

Total patent costs incurred and capitalized were $8,000 and $8,000 in 2008 and 2007, respectively.  Patents are stated at cost less accumulated amortization.  Amortization of the patents amounted to $12,000 and $11,000 in 2008 and 2007, respectively.  These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At December 31, 2008, there was $656,000 of deferred revenue. We did not have deferred revenue at December 31, 2007.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions and was $27,000 and $67,000 in 2008 and 2007, respectively.

Revenue is also derived through business agreements for product development.  We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee.  Typically, the agreements require “best efforts” with no specified performance criteria.  Revenue from product development agreements, where there are no specific performance terms, are recognized in amounts equal to the amounts expended on the programs.  Generally, the agreed-upon fees contemplate reimbursing us, after our agreed-upon cost share if any, for costs considered to be associated with project activities.  These include expenses for direct product development and research, operating expenses, general and administrative expenses, and depreciation.  Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

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

The following is a summary of the allocations made for the year ended December 31:

	2008	2007
	(in thousands)
Gross G&A Expense	$1,713	$1,335
Less allocation to cost of sales from product development agreements	-	(8)
Remaining G&A Expense	$1,713	$1,327

	2008	2007
	(in thousands)
Gross Engineering and Development Expense	$1,032	$1,166
Less allocation to cost of sales from product development agreements	-	(20)
Remaining Engineering and Development Expense	$1,032	$1,146

Concentrations of Credit and Other Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable.  A significant portion of our customers are located in Asia, primarily Taiwan and Korea, and in Europe. Therefore, our sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks.  We generally do not require collateral for most of our trade accounts receivable. For sales to some of our customers in certain geographic regions, we  require letters of credit. Substantially all of our revenue is invoiced in U.S. dollars. For 2008 and 2007, sales to four of the Company’s customers represented 96% and79%, respectively of our total net revenue.  We believe our credit evaluation and monitoring mitigates our credit risk.

Advertising

Advertising costs are expensed as incurred.  Advertising costs were approximately $27,000 and $14,000 in 2008 and 2007, respectively.

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

Most sales are made in US dollars.  Occasionally, a sale or purchase may be made in Euros or Japanese Yen.  Any transaction gains and losses are reflected in operating results and are generally not significant.

Reclassifications

Certain amounts have been reclassified in prior periods’ presentations to conform to the current year's presentation.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We had no such accruals at December 31, 2008 and 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP 157-2), “Effective Date of FASB Statement No. 157”. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. The Company is currently evaluating the potential impact of this statement on its non-financial assets and non-financial liabilities included in its financial statements. For financial assets and financial liabilities, SFAS 157 was effective for the Company on January 1, 2008 on a prospective basis. The adoption of SFAS 157 to the Company’s financial assets and financial liabilities did not have a material effect on the Company’s financial condition or results of operations as of January 1, 2008.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3 (“FSP-157-3”), which clarifies the application of SFAS No. 157 in an inactive market, including how internal assumptions should be considered when measuring fair value, how observable market information in a market that is not active should be considered and how the use of market quotes should be used when assessing observable and unobservable data. This FSP is effective upon issuance including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financials Liabilities Including an Amendment of FASB Statement No. 115”. This standard permits measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 requires prospective application and also establishes certain additional presentation and disclosure requirements. The standard is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted the provisions of SFAS No. 159 as of January 1, 2008 and has elected not to adopt the fair value option of SFAS No. 159, as of that date. The adoption did not have a material impact on the consolidated results of operations and financial condition.

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

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” (“SFAS No. 160”) which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the effect, if any, of this statement on our financial condition and results of operations

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Any effect of applying the provisions of these Statements shall be reported as a change in accounting principle in accordance with SFAS No. 154, “Accounting Changes and Error Corrections.” This statement is effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect that the adoption of this standard will have a material effect on our financial position and results of operations.

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

Class 3 Notes are convertible into common stock at the stated conversion price, bear interest at 8% per annum that is paid semi-annually, and are secured by our intellectual property.  Class 3 Notes issued prior to September 15, 2008 have a conversion price of $1.00 per share.  The anti-dilution terms of the Class 3 Notes provide for their conversion price to be reduced to the price of new securities sold, but not lower than $0.25.  Class 3 Notes purchased after December 15, 2008 bear interest at 12% per annum that is paid semi-annually and have a conversion price of $0.15.

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

On September 15, 2008,  we entered into an agreement with the Note Holders which changed the terms of and/or exchanged certain notes whereby:

a)
The holders of Class 2 Notes earning 10% interest and warrants elected to receive the additional 2% interest and cease accruing warrants effective January 2, 2008, and requested that all outstanding earned warrants be issued as of that date.  This resulted in the issuance of 898,610 warrants with a conversion price of $0.25 per share with a value of $243,163 determined using the Black-Scholes option-pricing model.  See Note I – Share Based Compensation for information on the re-pricing of previously issued warrants associated with debt.

b)
The holders of the Class 2 Notes issued prior to December 2, 2007 (i) exchanged $1,477,000 of their outstanding Class 2 Notes and associated accrued interest of $90,800 for Class 3 Notes due July 1, 2010 and convertible into common stock at $0.25 per share; (ii) amended the maturity date on $718,500 of their outstanding Class 2 Notes to July 1, 2009; and (iii) amended the maturity date on the remaining $718,500 of their outstanding Class 2 Notes to October 1, 2009.  This resulted in the issuance of $1,567,800 of Class 3 Notes.  The exchange of the Class 2 Notes for the Class 3 Notes with a right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $1,128,817.  In accordance with the Emerging Issues Task Force Issue Number 96-19 (“EITF 96-19”) this is reflected in the Statement of Operations as “Extinguishment loss from modification and exchange of debt instruments”.

c)
The holders of $1,803,000 of Class 2 Notes issued after December 2, 2007 exchanged their outstanding Notes and associated accrued interest of $66,846 for Class 3 Notes due July 1, 2010.  The exchange of the Class 2 Notes for the Class 3 Notes with a right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $1,346,289.  In accordance with EITF 96-19 this is reflected in the Statement of Operations as “Extinguishment loss from modification and exchange of debt instruments”.

d)
The holders $139,000 of Class 3 Notes issued in 2004 exchanged their Class 3 Notes for Class 2 Notes earning 12% interest.  $69,500 of these notes are due July 1, 2009 and $69,500 are due October 1, 2009.

e)
The holders of $234,000 of Class 3 Notes issued in 2004 amended their terms to be the same as the newly issued Class 3 Notes.  The change in the strike price to $0.25 with a right to convert immediately resulted in a beneficial conversion feature of $168,480.  In accordance with EITF 96-19 this is reflected in the Statement of Operations as “Extinguishment loss from modification and exchange of debt instruments”.  These notes are now due July 1, 2010.

For more information on the agreement please refer to Note I – Share Based Compensation.

In addition to the September 15, 2008 transactions listed above, we sold $1,766,000 of Class 2 Notes from January 1, 2008 to September 15, 2008, and $285,000 of Class 2 notes from September 16, 2008 to December 31, 2008.  The aggregate amount of outstanding Class 2 and Class 3 Notes is $5,457,000 as of December 31, 2008.

A summary of the Company’s debt obligations is as follows as of December 31:
	2008	2007
	(in thousands)

Short Term Debt:
Class 2 Notes	$1,786	$2,964
Class 3 Notes	-	378
Net Short Term Debt	$1,786	$3,342

Long Term Debt:
Class 3 Notes	$3,671	$-
Total Long Term Debt	$3,671	$-

Note D - Related Party Transactions

Max Coon, Vice Chairman of the Board of Directors and Secretary of the Company, holds $125,863 of Class 3 notes and earned interest of $0 and $2,979 in 2007 and 2008 repsectively.  Maxco, Inc., whose President is Max Coon, holds $125,000 of Class 2 notes and $135,274 of Class 3 notes and earned interest of $20,479 and $36,479 in 2007 and 2008, respectively.  For more related party information on Class 2 and Class 3 notes see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB Statement No. 109, “Accounting for Income Taxes.”  The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2008, the Company has cumulative net operating loss carryforwards approximating $51.0 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, $2.7 million in 2025, $2.9 million in 2026, $3.0 million in 2027 and $2.9 million in 2028) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000.  Additionally, the Company’s inactive subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire.  For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period.  The remaining valuation allowance is necessary due to the uncertainty of future income estimates.  The valuation allowance increased $2,993,000 in 2008 and $989,000 in 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:

	2008	2007
	(in thousands)
Deferred tax liabilities:
Tax depreciation	$21	$20
Total deferred tax liabilities	21	20

Deferred tax assets:
Net operating loss carryforwards	17,318	16,301
Credit carryforwards	331	331
Inventory reserve	51	27
Accrued vacation	21	-
Warranty reserve	29	28
Accrued interest	152	-
Deferred revenue	223	-
Stock compensation expense	221	-
Warrants issued to PIPE investors	1,434	-
Other	4	103
Total deferred tax assets	19,784	16,790
Valuation allowance for deferred tax assets	19,763	16,770
Net deferred tax assets	21	20
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2008	2007
	(in thousands)
Net income (loss)	$(10,733)	$(3,041)
Foreign net income (loss)	-	-
U.S. net income (loss)	$(10,733)	$(3,041)

Tax provision (benefit) at U.S. statutory rates	$(3,649)	$(1,034)
Change in valuation allowance	2,993	989
Extinguishment loss from exchange of debt	898	-
Stock compensation expense	(221)	-
Other	(21)	45
	$-	$-

There were no income tax payments made in 2008 or 2007.

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

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2008 and 2007.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which we are subject.  As of December 31, 2008, we did not have any tax examinations in process.

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

The following table sets forth the computation of basic and diluted loss per share:
	2008	2007
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(10,733)	$(3,041)
*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	29,566	29,534
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.36)	$(0.10)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect.  For additional disclosures regarding stock options and warrants see Note I.

Note G - Employee Savings Plan

We have an Employee Savings Plan covering substantially all employees.  We contribute $.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation.  The Plan also provides for discretionary contributions by the Company as determined annually by our Board of Directors.  The contributions we charged to operations under the Plan were approximately $10,000 and $12,000 for 2008 and 2007, respectively.

Note H – Lease Commitments and Contingencies

We use equipment and office space under operating lease agreements requiring rental payments approximating $102,000 in 2009, $103,000 in 2010, $4,000 in 2011 and $3,000 in 2012.  Rent expense charged to operations approximated $105,000 and $104,000 in 2008 and 2007, respectively.  Our operating lease for office and manufacturing space expires January 1, 2011 and an extension or renewal will need to be negotiated.

Note I – Share-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans (the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans.  As of December 31, 2008, no shares remain which can be issued under the Plans.

The purpose of the Plans generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan (the “Plan”).  The shareholders ratified the Plan at our Annual Shareholder Meeting held on May 14, 2008.  The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Company's Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares.  The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan (“2004 Plan”) and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the Plan. As of December 31, 2008, 2,328,000 Stock Option shares and 1,184,000 Restricted Shares have been granted from the 2008 Equity Incentive Plan leaving a balance of 1,316,000 shares available for future grants.

All three plans are administered by the Compensation Committee of the Board of Directors (the “Committee”).  The Committee determines which eligible employees will receive awards, the timing and manner of the grant of such option awards, the exercise price of the stock options (which may not be less than market value on the date of grant) and the number of shares.  We may at any time amend or terminate the Plans, however no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent.

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

We granted 475,000 options to employees during 2007.  There were no grants of restricted stock during 2007.

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

The values in the table below reflect weighted averages for stock awards made in the designated years.

	Year Ended December 31
	2008	2007
	(in thousands)
Expected Life (in years)	5.0	6.0
Expected volatility	198.6%	77.7%
Risk-free interest rate	2.8%	4.1%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the years ended December 31, 2008, and 2007 follows:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	1,496	$0.71	1,309	$0.95
Granted	3,496	0.24	475	0.36
Exercised	0	0.00	(75)	0.10
Expired	(1,197)	0.75	(213)	1.53
Outstanding at December 31 ($.10 to $1.71 per share)	3,795	$0.23	1,496	$0.71

Exercisable ($.10 to $.30 per share)	1,299	$0.27	846	$0.80

A summary of the status of our nonvested shares as of December 31, 2008, and changes during years ended December 31, 2008, and December 31, 2007, is presented below:

	2008		2007
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	650,000	$0.42	210,000	$0.60
Granted	3,496,000	0.24	475,000	0.36
Forfeited	(650,000)	0.73	(35,000)	0.60
Vested	(1,000,000)	0.30	0	0.00
Nonvested at December 31	2,496,000	$0.27	650,000	$0.42

The weighted average grant date fair value of options granted during 2008 and 2007 was $0.24 and $0.36, respectively.

The following table summarizes share-based compensation expense for the years ended December 31, 2008 and 2007 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	2008	2007
	(in thousands)
Marketing	$85	$29
Engineering and Development	163	38
General and Administrative	401	30
Total share-based compensation expense	$649	$97

As of December 31, 2008, we had $137,110 of unrecognized expense related to un-vested share-options and $148,200 of unrecognized expense related to restricted share based compensation, which will be recognized ratably as compensation expense over the remaining vesting period from October 2008 through September 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2008 and 2007 follows:

	2008			2007
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.10 to $0.60	3,795	8.9	1,299	1,009	7.6	359
$1.03 to $1.71	-	-	-	487	5.3	487
$0.10 to $1.71	3,795	8.9	1,299	1,496	6.8	846

On September 15, 2008,  we entered into certain agreements with the holders of securities issued under the Securities Purchase Agreement dated April 12, 2005 (the “PIPE Equity Investors”), and the holders of Class 2 and Class 3 Notes (the “Note Holders”),  whereby:

a)
The strike price on 3,500,000 outstanding and immediately exercisable warrants was changed from $1.60 to $0.001 resulting in a value of $1,273,392 as determined using the Black-Scholes option-pricing model.  This is reflected in the Statement of Operations for 2008 as “Modification and issuance of warrants to PIPE Equity Investors.”

b)
7,000,000 new and immediately exercisable warrants were issued with a strike price of $0.001 resulting in a value of $2,943,283 as determined using the Black-Scholes option-pricing model.  This is reflected in the Statement of Operations for  2008 as “Modification and issuance of warrants to PIPE Equity Investors.”

c)
The strike price on 1,209,542 outstanding and immediately exercisable warrants issued to the Note Holders was reduced from $1.00 to $0.25 resulting in a value of $229,048 which was determined using the Black-Scholes option-pricing model.  This is reflected as “Interest Expense” in the Statement of Operations for 2008.

For more information on the agreements please refer to Note C – Long Term Debt and Other Financing Arrangements.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2008 and 2007 is as follows:

	2008				2007
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	10,500	3.57	10,500	$1.60	3,500	2.28	3,500
Class 2 Note Warrants	$0.25	2,090	2.82	2,090	$1.31	657	2.43	657
Class 3 Convertible Notes	$0.25	14,687	1.50	14,687	$1.00	378	0.25	378
1995 Employee Stock Option Plan	$0.17	184	2.95	184	$0.54	312	3.08	312
1999 Employee Stock Option Plan	$0.17	290	7.19	115	$0.28	205	4.53	205
2004 Employee Stock Option Plan	$0.25	993	9.13	-	$0.78	979	8.52	329
2008 Equity Compensation Plan	$0.24	2,328	9.54	1,000	$-	-	-	-
	$0.16	31,072	3.20	28,576	$1.30	6,031	3.30	5,381

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

The following table illustrates the changes in our warranty liability for the years ended December 31, 2008 and 2007:

	2008	2007
	(in thousands)
Balance as of January 1	$82	$49
Charges/(credits) to expense	9	40
Utilization/payment	(7)	(7)
Balance as of December 31	$84	$82

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

We are engaged in one business segment, vision-based inspection products.  The following presents information by geographic area.

	Year Ended December 31
	2008	2007
	(in thousands)
Net revenues by geographic area:
North America	$527	$528
Europe	500	166
Asia	-	457
	$1,027	$1,151

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L – Royalty Payments

The Company earned approximately $23,000  in royalties in each of the years 2008 and 2007.

Note M – Capitalized Software Costs

Management has focused its development, sales and marketing efforts on the Company’s inspection systems for the flat panel display (“FPD”) industry.  Industry sources indicate that this market will be substantial once fully developed.  The Company has developed inspection solutions for the leading technologies used in the FPD industry including liquid crystal on silicon (“LCOS”), organic light emitting diodes (“OLED” and “PolyOLED”), electroluminescent (“EL”), high temperature polysilicon (“HTPS”), low temperature polysilicon (“LTPS”), liquid crystal display (“LCD”), and microelectromechanical systems (“MEMS”).

Management periodically performs an analysis of the net realizable value of capitalized software costs.

Note N – Market for the Company’s Common Stock

Information on the current quotes on the stock, which will continue to use the ticker symbol INVI, are available at the OTCBB's website, www.otcbb.com and most financial information portals, such as that provided at http://finance.yahoo.com or http://quote.bloomberg.com. Integral Vision expects to continue to provide information through filings with the Securities and Exchange Commission (“SEC”) as required for continued listing on the OTCBB. These filings can be found at the SEC's website at www.sec.gov.

Note O – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses from operations in the the years of 2008 and 2007 of $10.7 million and $3.0 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers throughout 2009 and into 2010 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through March 27, 2009, we have used $6,447,666 of Class 2 and Class 3 Notes to fund operations.  $3,991,666 of these are Class 3 Notes which mature July 1, 2010; $1,576,000 are Class 2 Notes which mature July 1, 2009; and the balance are Class 2 Notes which mature on June 15, 2009.  We will need to raise additional funds in the second quarter of 2009 to pay these notes as they mature or negotiate the extension of their due date.  Taking into account existing and anticipated orders, we expect that we may need to raise an additional $500,000 to fund operations through the first quarter of 2010.  If the anticipated orders do not materialize as expected, we will need to raise additional capital.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note P – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note P – Subsequent Events

On February 2, 2009, we amended the terms of the existing Note and Warrant Purchase Agreement with the consent of the Note Holders to a) increase the aggregate amount of Notes allowable from $6,000,000 to $7,000,000, b) to allow for the accrual rate of warrants earned by Class 2 notes to be set by the Board of Directors, c) to allow for a minimum accrual period of 30 days for Class 2 Notes earning warrants, d) and to allow the Company to elect to issue, or the Class 2 note holder to elect to receive, warrants accrued once every 30 days.  The Board of Directors further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share.

From January 1, 2009 through March 27, 2009, we issued an aggregate of $989,733 of new Class 2 and Class 3 Notes to pay interest obligations and to fund operations.  We also exchanged $110,289 of Class 2 notes issued in 2007 and associated interest for an equal amount of Class 3 notes.  As of March 27, 2009, the aggregate amount  of Class 2 and Class 3 Notes outstanding is $6,447,666.

Corporate Officers	Corporate Directory

Charles J. Drake, 68, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 51, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI

General Counsel
Jeffrey J. Becker, 47, is Senior Vice President of Integral Vision, Inc.	J.M. Warren Law Offices, P.C. Lansing, MI

Andrew Blowers, 41, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Paul Zink, 43, is Vice President of
Applications of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-K
Charles J. Drake Chairman of the Board of Directors, Integral Vision,	Interested stockholders may obtain, without charge, a copy of the Company’s Annual
Inc. Chief Executive Officer, Integral Vision, Inc.	Report on Form 10-K, as filed with the Securities and Exchange Commission, upon written request to:
Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners Ltd.	49113 Wixom Tech Drive
Wixom, MI 48393

Guerrant Associates
Laura Guerrant
+1 (808) 882-1467

E-Mail Investor Relations
cdrake@iv-usa.com
lguerrant@guerrantir.com

On the World Wide Web
www.iv-usa.com

Exhibits to Form 10-K

Integral Vision, Inc.

Year Ended December 31, 2008

Commission File Number 0-12728

Exhibit Number	Exhibit Index Description

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.