Form 10-Q
period 2009-03-31
INTEGRAL VISION INC
filed 2009-05-14
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

[Michigan]	[0-12728]	[38-2191935]
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation or organization)	File Number)	Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
30,750,409 shares of common stock as of May 14, 2009.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

	☐	Yes	☐	No

INTEGRAL VISION, INC.

FORM 10-Q Report
March 31, 2009

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheets (unaudited) as of March 31, 2009 and December 31, 2008	2-3

	Condensed Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2008	4

	Statement of Stockholders’ Deficit (unaudited)	5

	Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2008	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 6.	Exhibits	22

	Signatures	24

INTEGRAL VISION, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$82	$144
Accounts receivable	542	208
Inventories - Note B	336	325
Other current assets	85	131
Total current assets	1,045	808

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	347	234
Furniture and fixtures	80	80
Computer equipment	191	191
Marketing/demonstration equipment	139	139

	761	648
Less accumulated depreciation	(514)	(491)
Net property and equipment	247	157

Other assets - net of accumulated amortization of $1,523,000 ($1,483,000 in 2006) ($1,519,000 for 2008)	75	72
	$1,367	$1,037

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable - Note C	$2,456	$1,786
Accounts payable	166	141
Accrued compensation and related costs	283	283
Accrued interest	408	446
Accrued product warranty	108	84
Other accrued liabilities	30	54
Deferred revenue for product sales	358	656
Total current liabilities	3,809	3,450

Long-term debt (Note C)	4,031	3,671

Total liabilities	7,840	7,121

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 70,000,000 shares authorized; 30,066,409 shares issued and outstanding (29,566,409 in 2008)	6,013	5,913
Additional paid-in capital	47,429	47,391
Accumulated deficit	(59,915)	(59,388)
Total stockholders’ deficit	(6,473)	(6,084)
	$1,367	$1,037

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$803	$9
Total revenues (See Note-B)	803	9
Costs of sales:
Costs of sales for products	326	43
Depreciation and amortization	2	4
Total costs of sales	328	47
Gross margin	475	(38)

Other costs and expenses:
Marketing	136	148
General and administrative	400	332
Engineering and development	288	232
Total other costs and expenses	824	712
Operating loss	(349)	(750)
Other income (deductions)	2	(2)
Extinguishment loss from exchange of debt
instruments (See note C)	(18)	-
Interest expense	(162)	(94)
Net loss	$(527)	$(846)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.03)

Weighted average number of shares of common stock and common stock equivalents, where applicable	30,066	29,566

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid- In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2009	29,566,409	$5,913	$47,391	$(59,388)	$(6,084)

Vested stock grants	500,000	100	(100)	-	-
Issuance of warrants for settlement of interest on Class 2 Notes	-	-	8	-	8
Extinguishment loss from exchange ofdebt instruments	-	-	18	-	18
Net loss for the period				(527)	(527)
Share-based compensation	-	-	112	-	112

Balance at March 31, 2009	30,066,409	$6,013	$47,429	$(59,915)	$(6,473)

See notes to condensed financial statements

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(527)	$(846)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23	17
Amortization	11	3
Warrants issued in settlement of interest	8	1
Share-based compensation	112	40
Issuance of Class 3 Notes in settlement of interest	160	-
Extinguishment loss from exchange of debt instruments	18	-
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(334)	(23)
Inventories	(124)	(178)
Prepaid and other	46	(9)
Accounts payable and other current liabilities	(13)	654
Deferred revenue	(298)	89
Net Cash Used In Operating Activities	(918)	(252)

Cash Flows Used In Investing Activities
Additional Patents	(14)	(2)
	(14)	(2)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes	780	500
Proceeds from sale of Class 3 Notes	90	-
Debt financing fees	-	(26)
Net Cash Provided By Financing Activities	870	474
(Decrease) Increase in Cash	(62)	220
Cash at Beginning of Period	144	11
Cash at End of Period	$82	$231

Supplemental cash flows disclosure:
Interest paid	$19	$15
Supplemental non-cash investing activity:
Reclassification of inventory to equipment	$113	$-

See notes to condensed financial statements.

Notes to Condensed Financial Statements - Integral Vision, Inc.

The condensed financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2008, included in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.

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

In 2006, we began activity associated with a product development agreement where we are compensated for a portion of our development costs for a certain best efforts product development.  We may not be able to find future opportunities like this, but remain open to such development agreements where they facilitate the Company’s strategic goals.  There was no revenue from such agreements for the three months ended March 31, 2009 or 2008.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventories to determine whether adjustments for impairment are required.  At March 31, 2009 and December 31, 2008, inventories consisted of the following amounts (net of obsolescence reserves of $150,000 at March 31, 2009 and at December 31, 2008):

	31-Mar-09	31-Dec-08
	(in thousands)
Raw materials	$155	$187
Work in process	24	27
Finished goods	157	111
	$336	$325

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value. During the quarter ended March 31, 2009, we reclassified approximately $113,000 of inventory to engineering equipment for use in research and development of our products. This equipment is being amortized over three years.

Deferred Revenue
Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At March 31, 2009, there was deferred revenue for product sales of $358,000. At December 31, 2008, there was deferred revenue of $656,000.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions of $47,000 and $275 for the three month periods ended March 31, 2009 and 2008, respectively.

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

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). This statement provides a single definition of fair value, a framework for measuring fair value and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; it does not require any new fair value measurements. Effective January 1, 2008, the Company partially adopted SFAS 157, which did not have a material impact on the financial statements. Additionally, in February 2008, the FASB issued FASB Staff Positions (FSP) Financial Accounting Standard 157-1 (“FSP 157-1”) and 157-2 (“FSP 157-2”). FSP 157-1 removed leasing from the scope of SFAS 157, and FSP 157-2 delayed the effective date of SFAS 157 from January 1, 2008 to January 1, 2009 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2009, the Company adopted the remaining provisions of SFAS 157 relating to nonrecurring non-financial assets and liabilities in accordance with FSP 157-2, which did not have a material impact on the financial statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3 (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including all periods for which financial statements had not been issued. The Company has adopted FSP 157-3, which did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4 (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company will adopt FSP 157-4 as of June 30, 2009 and does not expect this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted this statement on January 1, 2009. SFAS No. 141(R)’s impact on accounting for business combinations is dependent upon acquisitions, if any, on a prospective basis.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements,” (“SFAS No. 160”) which amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS 160 effective January 1, 2009 and will change our accounting treatment for transactions involving equity method investments, if any, on a prospective basis.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”), which defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-1 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for fiscal years beginning after December 15, 2008. EITF 07-1 shall be applied using a modified version of retrospective transition for those arrangements in place at the effective date. The Company adopted EITF 07-1 as of January 1, 2009, which did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The Company will adopt FSP 107-1 and APB 28-1 as of June 30, 2009 and will include the disclosures within the Company’s financial statements related to the fair value of financial instruments as of interim reporting periods.

Note C - Long-Term Debt and Other Financing Arrangements

As of January 1, 2009, we had $1,786,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Notes bear interest at 12%. The maturities of these notes are $210,000 in the first quarter 2009, $857,500 on July 1, 2009 and $718,500 on October 1, 2009.

As of January 1, 2009, we also had $3,671,000 of outstanding Class 3 Notes. The Class 3 Notes bear interest at 8% that is payable January 1 and July 1 of each year. The Notes are secured by our intellectual property and have been issued primarily to related parties. Also, the Notes are convertible into the Company’s common stock at $0.25 per share and mature on July 1, 2010. The Board of Directors (“Board”) effective December 16, 2008 amended the Fifth Amended Note and Warrant Purchase Agreement to provide for any Class 3 Notes issued after December 15, 2008 to bear interest at 12% and to be immediately convertible into common shares at no less than $0.15 per share.

On January 8, 2009, we issued $159,733 of Class 3 Convertible Notes and paid cash of $19,385 for payment of interest due January 1, 2009 on Class 3 Convertible Notes. The $159,733 of Class 3 Convertible Notes bear interest at 12%, are convertible at $0.15 per share and are due July 1, 2010. The payment of the interest with Class 3 Notes with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of issuance, resulted in a beneficial conversion feature of $10,649.  In accordance with EITF 96-19, this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 of which receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 mature in June of 2009.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants and accrued warrants was $9,217 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.  In accordance with EITF 96-19 this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the quarter ended March 31, 2009, we issued $90,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 3 Notes.

A summary of the Company’s debt obligations is as follows as of March 31:

	2009	2008
	(in thousands)

Short Term Debt:
Class 2 Notes	$2,456	$3,464
Class 3 Notes	$-	$378
Total Short Term Debt	$2,456	$3,842

Long Term Debt:
Class 3 Notes	$4,031	$-
Total Long Term Debt	$4,031	$-

All of our Class 3 Notes mature July 1, 2010.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2009	2008
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(527)	$(846)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss pershare – weighted average shares	30,066	29,566
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.02)	$(0.03)

Note E – Income Taxes

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109 (“SFAS 109”).  There was no impact on our financial statements upon adoption.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all of the periods presented.

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of March 31, 2009.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2004 through 2007 remain open to examination by taxing jurisdictions to which we are subject.  As of March 31, 2009, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans (the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans.  As of March 31, 2009, no shares remain which can be issued under the Plans.

The purpose of the Plans generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.

On March 21, 2008, the Board approved the 2008 Integral Vision, Inc. Equity Incentive Plan (the “Plan”).  The shareholders ratified the Plan at our Annual Shareholder Meeting on May 14, 2008.  The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success ("Participants").  The Plan permits the Compensation Committee of the Company's Board of Directors to grant incentive stock options, non-qualified stock options, restricted stock, and shares of common stock.  The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Employee Stock Option Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the plan.

On March 24, 2009, on the recommendation of the Compensation Committee, the Board of Directors approved amending and restating the 2008 Integral Vision, Inc. Equity Compensation Plan to provide for an additional 2,500,000 shares for awards under the plan of which an additional 1,500,000 may be awarded over the two year period beginning March 24, 2009 to the Company’s Chief Executive Officer.  The shareholders will vote on the amendment and restatement at the annual shareholders meeting.

The Compensation Committee of the Board of Directors did not grant any options to employees during the first quarter of 2009.  We did grant 129,000 options and exchanged 942,000 options in the first quarter of 2008.

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
	March 31
	2009	2008
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	88.8%	83.6%
Risk-free interest rate	2.8%	2.7%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the quarters ended March 31, 2009 and 2008 follows:

		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,795	$0.23	1,496	$0.71
Granted	0	0.00	1,071	0.24
Exercised	0	0.00	0	0.00
Expired or cancelled	0	0.00	(979)	0.74
Outstanding at March 31 ($.10 to $1.07 per share)	3,795	$0.23	1,588	$0.31
Exercisable ($.10 to $1.07 per share)	3,060	$0.23	517	$0.43

A summary of the status of our non-vested shares as of March 31, 2009 and 2008, and changes during quarters ended March 31, 2009 and 2008, is presented below:

	2009		2008
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	2,496,000	$0.27	650,000	$0.47
Granted	0	0.00	1,071,000	0.24
Forfeited	0	0.00	(650,000)	0.73
Vested	(1,761,000)	0.19	0	0.00
Nonvested at March 31	735,000	$0.26	1,071,000	$0.24

The following table summarizes share-based compensation expense for the quarters ended March 31, 2009 and 2008 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	March 31
	2009	2008
	(in thousands)
Marketing	$15	$10
Engineering and Development	23	20
General and Administrative	74	10
Total share-based compensation expense	$112	$40

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

As of March 31, 2009, we had $73,554 of unrecognized expense related to un-vested share-options and $99,343 of unrecognized expense related to restricted share based compensation, which will be recognized ratably as compensation expense over the remaining vesting period from April 2009 through September 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2009 and 2008 follows:

		2009			2008
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$.10 to $.60	3,795	8.7	3,060	1,430	8.5	359
$1.03 to $1.71	-	-	-	158	1.6	158
$.10 to $1.71	3,795	8.7	3,060	1,588	7.8	517

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at March 31, 2009 and 2008 is as follows:

	2009				2008
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	10,500	3.32	10,500	$1.60	3,500	2.03	3,500
Class 2 Note Warrants	$0.25	2,275	2.68	2,275	$1.44	1,226	2.83	1,226
Class 3 Convertible Notes	$0.24	17,087	1.25	17,087	$1.00	378	0.08	378
1995 Employee Stock Option Plan	$0.17	184	2.71	184	$0.54	312	2.83	312
1999 Employee Stock Option Plan	$0.17	290	6.94	290	$0.24	283	5.80	205
2004 Employee Stock Option Plan	$0.25	993	8.88	522	$0.25	993	9.88	-
2008 Equity Compensation Plan	$0.24	2,328	9.30	2,064	$-	-	-	-
	$0.17	33,657	2.83	32,922	$1.23	6,692	3.43	5,621

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

The following table illustrates the changes in our warranty liability for the years ended March 31, 2009 and 2008:

	Amount	Amount
	2009	2008
	(in thousands)
Balance as of January 1	$84	$87
Charges/(credits) to expense	24	-
Utilization/payment	-	(8)
Balance as of March 31	$108	$79

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first quarters of 2009 and 2008 of $527,000 and $846,000 respectively.  Additionally, we incurred losses from operations in the years of 2008 and 2007 of $11.0 and $3.0 million each year, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

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

From November 2006 through March 31, 2009, we have used $6,487,666 of Class 2 and Class 3 Notes to fund operations.  $4,031,666 of these are Class 3 Notes which mature on July 1, 2010. The remaining $2,456,000 are Class 2 Notes of which $680,000 mature on April 2009; $100,000 mature on June 15, 2009; $838,000 mature on July 1, 2009; and $838,000 mature on October 1, 2009.  We will need to raise additional funds in the second quarter of 2009 to pay these notes as they mature or negotiate the extension of their due date.  Taking into account existing and anticipated orders, we expect that we may need to raise an additional $500,000 to fund operations through the first quarter of 2010.  If the anticipated orders do not materialize as expected, we will need to raise additional capital.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On April 6, 2009, we paid $100,395 of principal and interest due on one of our Class 2 Notes that would have matured on April 16, 2009.  On April 10, 2009, $680,000 of our Class 2 Notes and $14,112 of accrued interest matured. We issued a new Class 2 Note in the amount of $694,112 as payment. The note bears interest at 10%, earns warrants with an exercise price of $0.15 and matures on December 31, 2009. We also issued a $19,000 Class 3 Convertible Note that bears interest at 12%, matures on July 1, 2010 and is convertible at $0.15 per share.

From April 1 through May 14, we issued an aggregate of $823,506 of new Class 2 and Class 3 Notes to pay principal and interest and to fund operations. As of May 14, 2009, the aggregate amount of Class 2 and Class 3 Notes outstanding is $6,420,778.

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

Overview

Integral Vision, Inc., a Michigan corporation (or the "Company"), was incorporated in 1978.  We develop, manufacture and market flat panel display inspection systems to ensure product quality in the display manufacturing process.  We primarily inspect microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components.  Our products primarily use machine vision to evaluate operating displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application.  Our customers and potential customers are primarily large companies with significant investments in the manufacture of displays.  Nearly all of our sales originate in the United States, Asia, or Europe.  Our products are generally sold as capital goods.  Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

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

Results of Operations

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Net revenues increased $794,000 (8,822%) to $803,000 in the first quarter of 2009 from $9,000 in the first quarter of 2008.  The increase in net revenue was primarily attributable to an increase of $780,000 in revenue from sales of our flat panel display inspection products in the first quarter of 2009.

In the three months ended March 31, 2009 and 2008, we shipped flat panel display inspection systems of approximately $478,000 and $89,000, respectively, which was not recognized in those periods’ revenue because final acceptance had not been received from the customer.

Costs of sales increased $281,000 (598%) to $328,000 (41% of sales) in the first quarter of 2008 compared to $47,000 (522% of sales) in the first quarter of 2008.  This was primarily due to an increase in material costs of $265,000 as a result of the higher sales of flat panel display inspection systems in the 2009 period.

Marketing costs decreased $12,000 (8%) to $136,000 in the first quarter of 2009 compared to $148,000 in the first quarter of 2008. This decrease was attributable to reduced compensation and travel costs.  Expense allocated to Marketing for amortization of share based compensation as required for SFAS 123R for 2009 was approximately $15,000 and for the first quarter of 2008 was approximately $10,000.

General and administrative (“G&A”) costs increased $68,000 (20%) to $400,000 in the first quarter of 2009 compared to $332,000 in the first quarter of 2008. The increase was a result of increases in personnel and legal costs of approximately $87,000 that were offset by reductions in travel, stockholder relations and other G&A costs of approximately $19,000. Expense allocated to G&A for amortization of share- based compensation as required for SFAS 123R for 2009 was approximately $74,000 for the first quarter of 2009 and $10,000 for the first quarter of 2008.

Engineering and development expenditures increased $56,000 (24%) to $288,000 in the first quarter of 2009 compared to $232,000 in the first quarter of 2008. The increase was primarily a result of increases in contract engineering services, travel costs and depreciation. Expense allocated to Engineering and Development for amortization of share-based compensation as required for SFAS 123R for 2009 was approximately $23,000 for the first quarter of 2009 and $20,000 for the first quarter of 2008.

Other income for the three months ended March 31, 2009 increased by $4,000 compared to the three months ended March 31, 2008 primarily as a result of changes in the gains and losses on currency conversions.

Interest expense increased $68,000 to $162,000 in the first quarter of 2009 compared to $94,000 in the first quarter of 2008.  The increase is primarily attributable to the issuance of $2,645,000 of additional Class 2 and Class 3 Notes between March 31, 2008 and March 31, 2009.

Liquidity and Capital Resources

Net cash used in operating activities was $918,000 for the three months ended March 31, 2009, compared to $252,000 for the first three months of 2008. Operating cash flow for both periods primarily reflected net losses of $527,000 for 2009 and $846,000 for 2008 adjusted for non-cash charges and changes in working capital. Working capital changes in the first three months of 2009 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in deferred revenue and accrued interest. Working capital changes in the first three months of 2008 primarily reflected increases in accounts receivable and inventory resulting from the timing of our sales orders and increases in accounts payable and other accrued liabilities resulting from increases in deferred revenue and accrued interest.

Investing activities for the three months ended March 31, 2008 included an increase in patents of $14,000 and our investing activities for the three months ended March 31, 2008 included an increase of $2,000 for patents.

Financing activities for the three months ended March 31, 2009 included proceeds of $870,000 from the issuance of Class 2 Notes and Class 3 Notes. Our financing activities for the three months ended March 31, 2008 included proceeds of $500,000 from the issuance of Class 2 Notes and the payment of $26,000 for the payment of debt financing fees. We paid $19,000 of interest on Class 3 Notes during the three-month period ended March 31, 2009 and $15,000 during the three-month period ended March 31, 2008.

On January 8, 2009, we issued $159,733 of Class 3 Notes and paid cash of $19,385 for payment of interest due January 1, 2009 on Class 3 Notes. The $159,733 of Class 3 Notes bear interest at 12%, are convertible at $0.15 per share and are due July 1, 2010. The payment of the interest with Class 3 Notes with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $10,649.  In accordance with EITF 96-19, this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board of Directors; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 mature in June of 2009.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants and accrued warrants was $9,217 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.  In accordance with EITF 96-19, this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the quarter ended March 31, 2009, we issued $90,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 3 Notes.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at March 31, 2009; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of the fiscal year 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

INTEGRAL VISION, INC.

Dated: May 14, 2009	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: May 14, 2009	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer