Form 10-Q
period 2009-06-30
INTEGRAL VISION INC
filed 2009-08-14
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,866,409 shares of common stock as of August 12 , 2009.

INTEGRAL VISION, INC.

FORM 10-Q Report
June 30, 2009

INTEGRAL VISION, INC.

Condensed Balance Sheets

	June 30, 2009 (Unaudited)	December 31, 2008
	(in thousands)
Assets

Current assets:
Cash	$14	$144
Accounts receivable	225	208
Inventories	313	325
Other	75	131
Total current assets	627	808

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	347	234
Furniture and fixtures	80	80
Computer equipment	191	191
Marketing/demonstration equipment	139	139

	761	648
Less accumulated depreciation	(536)	(491)
Net property and equipment	225	157

Other assets - net of accumulated amortization of $1,537,000 ($1,519,000 for 2008)	68	72
	$920	$1,037

See notes to condensed financial statements.

INTEGRAL VISION, INC.

Condensed Balance Sheets – Continued

	June 30, 2009 (Unaudited)	December 31, 2008
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable-current	$2,495	$1,786
Accounts payable	199	141
Customer deposits	110	-
Accrued compensation and related costs	279	283
Accrued interest	554	446
Accrued product warranty	114	84
Other accrued liabilities	40	54
Deferred revenue for product sales	175	656
Total current liabilities	3,966	3,450

Long-term debt	4,051	3,671

Total liabilities	8,017	7,121

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 90,000,000 shares authorized; 30,066,409 shares issued and outstanding (29,566,409 in 2008)	6,013	5,913
Additional paid-in capital	47,560	47,391
Accumulated deficit	(60,670)	(59,388)
Total stockholders’ deficit	(7,097)	(6,084)
	$920	$1,037

See notes to condensed financial statements.

INTEGRAL VISION, INC.

Condensed Statements of Operations

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$443	$445
Net revenue from product development agreements	-	25
Total revenues	443	470
Costs of sales:
Costs of sales for products	212	215
Depreciation and amortization	5	4
Total costs of sales	217	219
Gross margin	226	251

Other costs and expenses:
Marketing	130	191
General and administrative - net	392	340
Engineering and development - net	251	228
Total other costs and expenses	773	759
Operating loss	(547)	(508)
Other income	(2)	1
Interest expense	(206)	(142)
Net loss	$(755)	$(649)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.02)

Weighted average number of shares of common stock and common stock equivalents, where applicable	30,066	29,566

See notes to condensed financial statements.

INTEGRAL VISION, INC.

Condensed Statements of Operations

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$1,246	$455
Net revenue from product development agreements	-	25
Total revenues	1,246	480
Costs of sales:
Costs of sales for products	538	259
Depreciation and amortization	7	8
Total costs of sales	545	267
Gross margin	701	213

Other costs and expenses:
Marketing	266	339
General and administrative - net	792	672
Engineering and development - net	539	460
Total other costs and expenses	1,597	1,471
Operating loss	(896)	(1,258)
Other income	-	-
Interest expense	(368)	(237)
Extinguishment loss from modification and exchange of debt instruments (See Note C)	(18)	-
Net loss	$(1,282)	$(1,495)

Basic and diluted loss per share:
Net loss	$(0.04)	$(0.05)

Weighted average number of shares of common stock and common stock equivalents, where applicable	30,066	29,566

See notes to condensed financial statements.

INTEGRAL VISION, INC.

Statement of Stockholders’ Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balance at January 1, 2009	29,566,409	$5,913	$47,391	$(59,388)	$(6,084)

Vested stock grants	500,000	100	(100)	-	-
Issuance of warrants for settlement of interest on Class 2 Notes	-	-	42	-	42
Extinguishment loss from exchange of debt instruments	-	-	18	-	18
Net loss for the period				(1,282)	(1,282)
Share-based compensation	-	-	209	-	209

Balance at June 30, 2009	30,066,409	$6,013	$47,560	$(60,670)	$(7,097)

See notes to condensed financial statements.

INTEGRAL VISION, INC.

 Condensed Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,282)	$(1,495)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	33
Amortization	26	6
Warrants issued in settlement of interest	42	1
Share-based compensation	209	86
Issuance of Class 3 Notes in settlement of interest	160	-
Issuance of Class 2 Notes in settlement of interest	14
Extinguishment loss from exchange of debt instruments	18	-
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(17)	(64)
Inventories	(101)	(114)
Prepaid and other	56	32
Accounts payable and other current liabilities	179	253
Customer deposits	110	270
Deferred revenue	(481)	-
Net cash used in Operating Activities	(1,022)	(992)

Cash Flows Used In Investing Activities
Sale of equipment	-	1
Additional Patents	(22)	(3)
Net cash used in Investing Activites	(22)	(2)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes	905	1,095
Payment of Class 2 Notes	(100)
Proceeds from sale of Class 3 Notes	109	-
Debt financing fees	-	(26)
Net Cash Provided By Financing Activities	914	1,069
(Decrease) Increase in Cash	(130)	75
Cash at Beginning of Period	144	11
Cash at End of Period	$14	$86

Supplemental cash flows disclosure:
Interest paid	$20	$15
Supplemental non-cash investing activity:
Reclassification of inventory to equipment	$113	$-

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

The condensed financial statements in this report include all adjustments, consisting only of normal, recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventories to determine whether adjustments for impairment are required.  At June 30, 2009 and December 31, 2008, inventories consisted of the following amounts (net of obsolescence reserves of $148,000 at June 30, 2009 and $150,000 at December 31, 2008):

	30-Jun-09	31-Dec-08
	(in thousands)
Raw materials	$92	$187
Work in process	142	27
Finished goods	79	111
	$313	$325

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions of $52,822 and $100,164 for the three month and six month periods ended June 30, 2009 and $275 and $8,691 for the three month and six month periods ended June 30 2008.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), which require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. At initial adoption, application of the FSP would not be required for earlier periods that are presented for comparative purposes. The adoption of FSP 107-1 had no material effect on our disclosures in our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial statements ending after June 15, 2009.  The Company has adopted SFAS 165 and has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 13, 2009, the date the financial statements were issued.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC which only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009.

Note C - Long-Term Debt and Other Financing Arrangements

As of January 1, 2009, we had $1,786,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Notes bear interest at 12%. The maturities of these notes were scheduled to be $210,000 in the first quarter 2009, $857,500 on July 1, 2009 and $718,500 on October 1, 2009.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the maturity dates of Class 2 Notes.

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

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 of which receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in June of 2009.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the maturity of Class 2 Notes.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants and accrued warrants was $9,217 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.  In accordance with EITF 96-19 this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

On June 10, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $7,000,000 to $8,000,000; (b) allowed for a minimum accrual period of 90 days for Class 2 Notes earning warrants; (c) authorized the offering of $800,000 of Class 2 Notes with a 90 day minimum accrual period and $500,000 of Class 2 Notes with a 30 day minimum accrual period; and (d) authorized the offering of up to $1,500,000 of Class 3 Notes at no more than 12% interest convertible into shares at no less than $0.15 per share.

During the quarter ended June 30, 2009, we issued $819,112 of new Class 2 Notes of which $694,112 were issued in payment of existing Class 2 Notes and their accrued interest.  All of the new Class 2 Notes receive 10% interest and warrants and mature December 31, 2009.  For the quarter ended June 30, 2009, we issued 379,733 warrants and accrued 568,849 warrants that were earned but not issued as additional interest. The value of the issued warrants and accrued warrants was $44,009 as determined using the Black-Scholes option-pricing model.  We also paid off $100,000 of Class 2 Notes with accrued interest of  $394.52.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the quarter ended March 31, 2009, we issued $90,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share.

During the quarter ended June 30, 2009, we issued $19,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 3 Notes.

A summary of the Company’s debt obligations is as follows as of June 30:

	2009	2008
	(in thousands)

Short Term Debt:
Class 2 Notes	$2,495	$4,064
Class 3 Notes	$-	$373
Total Short Term Debt	$2,495	$4,437

Long Term Debt:
Class 2 Notes	$-	$-
Class 3 Notes	$4,051	$-
Total Long Term Debt:	$4,051	$-

As of June 30, 2009, all $4,051,000 of long-term Class 3 Notes are due July 1, 2010.

See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 and Class 3 Notes.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(755)	$(649)	$(1,282)	$(1,495)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per share – weighted average shares	30,066	29,566	30,066	29,566
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.03)	$(0.02)	$(0.04)	$(0.05)

During the six months ended June 30, 2009, we issued 116,000 shares of restricted shares to a  key officer of the Company.  These shares are not considered in the calculation of basic earnings per share for the six month period ended June 30, 2009, which is in accordance with the provisions of Financial Accounting Standards Board Statement (FAS) 128.

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

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of June 30, 2009.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2005 through 2008 remain open to examination by taxing jurisdictions to which we are subject.  As of June 30, 2009, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans (the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans.  As of June 30, 2009, no shares remain which can be issued under the Plans.

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

On March 24, 2009, on the recommendation of the Compensation Committee, the Board of Directors approved amending and restating the 2008 Integral Vision, Inc. Equity Compensation Plan to provide for an additional 2,500,000 shares for awards under the plan of which an additional 1,500,000 may be awarded over the two year period beginning March 24, 2009 to the Company’s Chief Executive Officer.  The shareholders approved the amendment and restatement at the annual shareholders meeting.

On January 1, 2009, the Compensation Committee of the Board of Directors issued a restricted stock grant of 116,000 shares to a certain officer of the Company.  We granted 129,000 options and exchanged 942,000 options in the first quarter of 2008.

The Compensation Committee of the Board of Directors did not grant any equity compensation to employees during the second quarter of 2009.  We did grant 1,097,000 options and exchanged 128,000 options in the second quarter of 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table. The fair value of all awards is amortized on a straight-line basis over the requisite service periods.  The expected life of all awards granted represents the period of time that they are expected to be outstanding.  The expected life is determined using historical and other information available at the time of grant.  Expected volatilities are based on historical volatility of our common stock, and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  We use historical data to estimate pre-vesting option forfeitures.

	June 30,
	2009	2008
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	90.2%	86.5%
Risk-free interest rate	2.8%	2.9%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the six- month period ended June 30, 2009 and 2008 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,795	$0.23	1,496	$0.71
Granted	0	0.00	2,296	0.21
Exercised	0	0.00	0	0.00
Expired or cancelled	0	0.00	(1,197)	0.78
Outstanding at June 30 ($.10 to $.30 per share)	3,795	$0.23	2,595	$0.20

Exercisable ($.10 to $.30 per share)	3,060	$0.23	299	$0.16

A summary of the status of our non-vested option shares as of June 30, 2009 and 2008, and changes during the six months ended June 30, 2009 and 2008, is presented below:

	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	2,996,000	$0.27	650,000	$0.47
Granted	0	0.00	2,296,000	0.21
Forfeited	0	0.00	(650,000)	0.73
Vested	(2,261,000)	0.19	0	0.00
Nonvested at June 30	735,000	$0.26	2,296,000	$0.21

The following table summarizes share-based compensation expense for the three month and six month periods ended June 30, 2009 and 2008 related to share-based awards under SFAS No. 123R as recorded in the statement of operations in the following expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Marketing	$9	$10	$24	$20
Engineering and Development	14	16	37	36
General and Administrative	74	19	148	30
Total share-based compensation expense	$97	$45	$209	$86

As of June 30, 2009, we had $38,519 of unrecognized expense related to un-vested share-options which will be recognized ratably as compensation expense over the remaining vesting period from October 2008 through September 2010 and $56,130 of unrecognized expense related to restricted share based compensation which will be recognized ratably as compensation expense over the remaining vesting period through September 2009.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2009 and 2008 is as follows:

	2009			2008
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.10 to $0.30	3,795	8.4	3,060	2,595	9.1	299

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at June 30, 2009 and 2008 is as follows:

	2009				2008
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	10,500	3.07	10,500	$1.60	3,500	1.78	3,500
Class 2 Note Warrants	$0.23	2,368	2.97	2,368	$1.44	1,220	2.59	1,220
Class 3 Convertible Notes	$0.24	17,087	1.00	17,087	$1.00	373	0.08	373
1995 Employee Stock Option Plan	$0.17	184	2.46	184	$0.17	184	3.46	184
1999 Employee Stock Option Plan	$0.17	290	6.69	290	$0.17	290	7.69	115
2004 Employee Stock Option Plan	$0.25	993	8.63	522	$0.25	993	9.63	-
2008 Equity Compensation Plan	$0.24	2,328	9.05	2,064	$0.17	1,128	9.87	-
	$0.16	33,750	2.62	33,015	$1.07	7,688	4.29	5,392

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

The following table illustrates the changes in our warranty liability for the six-month period ended June 30, 2009 and 2008:

	Amount 2009	Amount 2008
	(in thousands)
Balance as of January 1	$84	$87
Charges/(credits) to expense	24	-
Utilization/payment	-	(8)
Balance as of March 31	$108	$79
Charges/(credits) to expense	6	8
Utilization/payment	-	(3)
Balance as of June 30	$114	$84

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first six months of 2009 and 2008 of $1,282,000 and $1,495,000 respectively.  Additionally, we incurred losses from operations in the years of 2008 and 2007 of $11.0 million and $3.0 million respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers throughout 2009 and into 2010, provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be successful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through June 30, 2009, we have used $6,545,666 of Class 2 and Class 3 Notes to fund operations.  $4,050,666 of these are Class 3 Notes which mature on July 1, 2010. The remaining $2,495,112 are Class 2 Notes of which $857,500 were scheduled to mature on July 1, 2009; $100,000 were scheduled to mature on July 3, 2009; $718,500 mature on October 1, 2009, and $819,112 mature on December 31, 2009.  We will need to raise additional funds in the third quarter of 2009 to pay these notes as they mature or negotiate the extension of their due dates.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the maturity of Class 2 Notes.  Taking into account existing and anticipated orders, we expect that we may need to raise an additional $600,000 to fund operations through the third quarter of 2009.  If the anticipated orders do not materialize as expected, we will need to raise additional capital in the fourth quarter and early in 2010 to fund operations through the second quarter of 2010.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On July 1, 2009, we extended the terms on $783,000 of Class 2 Notes due on July 1, 2009 to October 1, 2009 and issued 965,336 warrants.  The remaining $5,000 of notes due July 1, 2009 and associated interest were paid in full.

On July 1, 2009, we issued $151,659 of Class 3 Notes in payment for interest due July 1, 2009 on outstanding Class 3 Notes.

On July 28, 2009, we sold an additional $160,000 of Class 2 Notes and issued 65,753 warrants.

These transactions bring the aggregate amount of outstanding Class 2 and Class 3 Notes to $6,852,432.

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

Results of Operations

Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008

Net revenues decreased $27,000 (5.7%) to $443,000 in the second quarter of 2009 from $470,000 in the second quarter of 2008.  The decrease in net revenue was primarily attributable to a decrease of $27,000 in revenue from sales of our flat panel display inspection products in the second quarter of 2009 compared to the comparable 2008 quarter.  Additionally, the second quarter of 2008 included $25,000 revenue from product development agreements; there were no such revenues in the second quarter of 2009.

In the three months ended June 30, 2009 and 2008, we shipped flat panel display inspection systems of approximately $149,700 and $0 respectively, which was not recognized in those periods’ revenue as final acceptance had not been received from the customer.

Costs of sales decreased $2,000 (0.9%) to $217,000 (49.0% of sales) in the second quarter of 2009 compared to $219,000 (46.6% of sales) in the second quarter of 2008.  This was primarily due to a decrease in material costs of $3,000.

Marketing costs decreased $61,000 (31.9%) to $130,000 in the second quarter of 2009 compared to $191,000 in the second quarter of 2008.  This was attributable to an decrease in trade show activity, travel and promotion costs of approximately $56,000 and a decrease in compensation and benefits of approximately $5,000.

General and administrative costs increased $52,000 (15.3%) to $392,000 in the second quarter of 2009 compared to $340,000 in the second quarter of 2008. The increase was primarily related to an increase in stock based compensation expenses of $55,000 and professional fees of $6,000 and a decrease of $9,000 in travel and fringe benefits.

Engineering and development expenditures increased $23,000 (10.1%) to $251,000 in the second quarter of 2009 compared to $228,000 in the second quarter of 2008. This increase was attributable to an increase in stock based compensation expense and personnel and related costs of 14,000 and a increase in outside services and depreciation costs of $9,000.

Other income for the three months ended June 30, 2009 was approximately the same as the three months ended June 30, 2008.

Interest expense increased $64,000 to $206,000 in the second quarter of 2009 compared to $142,000 in the second quarter of 2008.  The increase is primarily attributable to the issuance of additional Class 2 Notes and Class 3 Notes, the issuance of warrants for settlement of interest on Class 2 Notes. See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

Net revenues for the six months ended June 30, 2009, were $1,246,000, which was for flat panel display inspection products. Our net revenues for the six months ended June 30, 2008 were $480,000 of which $455,000 was from flat panel display inspection products and $25,000 was from product development agreements.

Cost of sales for the six months ended June 30, 2009 were $545,000, all of which was for our flat panel display products. Cost of sales for the six months ended June 30, 2008 were $267,000, which were primarily costs for our flat panel display products.

Marketing costs decreased $73,000 (21.5%) to $266,000 for the six months ended June 30, 2009 compared to $339,000 in 2008.  This was attributable to a decrease in trade show activity, travel and promotion costs of $61,000 and a decrease in personnel costs of $12,000. Expense allocated to marketing costs for amortization of share-based compensation as required by SFAS 123R was approximately $24,000 for 2009 and approximately $20,000 for 2008.

General and administrative costs increased $120,000 (17.9%) to $792,000 in 2009 compared to $672,000 in 2008.  The increase was primarily a result of increases in personnel costs of $120,000. Expense allocated to general and administrative costs for amortization of share-based compensation as required by SFAS 123R was approximately $148,000 for 2009 and approximately $30,000 for 2008.

Engineering and development expenditures increased $79,000 (17.2%) to $539,000 in 2009 compared to $460,000 in 2008. The increase was a result of increased personnel costs of $19,000; increased travel costs of $15,000, increased outside service costs of $29,000 and increased depreciation expense of $16,000.  Expense allocated to engineering and development for amortization of share-based compensation as required by SFAS 123R was approximately $37,000 for 2009 and approximately $36,000 for 2008.

Interest expense increased $131,000 to $368,000 in 2009 compared to $237,000 in 2008.  The increase is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the issuance of warrants for settlement of interest on Class 2 Notes.  See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

The extinguishment loss from modification and exchange of debt instruments of $18,000 for the six months ended June 30, 2009 resulted from the issuance of $159,733 of Class 3 Convertible Notes for payment of interest due January 1, 2009 on Class 3 Convertible Notes. The $159,733 of Class 3 Convertible Notes bear interest at 12%, are convertible at $0.15 per share and are due July 1, 2010. The payment of the interest with Class 3 Notes with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of issuance, resulted in a beneficial conversion feature of $10,649.  In accordance with EITF 96-19, this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.  A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.  In accordance with EITF 96-19, this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”. We did not have an extinguishment loss from modification and exchange of debt instruments for the six months ended June 30, 2008.

Liquidity and Capital Resources

Net cash used in operating activities was $1,022,000 for the six months ended June 30, 2009, compared to $992,000 for the first six months of 2008. Operating cash flow for both periods primarily reflected net losses of $1,282,000 for 2009 and $1,495,000 for 2008 adjusted for non-cash charges and changes in working capital. Working capital changes in the first six months of 2009 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in customer deposits and accrued interest. Working capital changes in the first six months of 2008 primarily reflected increases in accounts receivable and inventory as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in customer deposits and accrued interest.

Investing activities for the six months ended June 30, 2009 included an increase in patents of $22,000 and our investing activities for the six months ended June 30, 2008 included an increase of $3,000 for patents.

Financing activities for the six months ended June 30, 2009 included proceeds of $1,014,000 from the issuance of Class 2 Notes and Class 3 Notes. During the six months ended June 30, 2009, we paid a Class 2 Note in the amount of $100,000. Our financing activities for the six months ended June 30, 2008 included proceeds of $1,095,000 from the issuance of Class 2 Notes and the payment of $26,000 for the payment of debt financing fees. We paid $19,000 of interest on Class 3 Notes during the six-month period ended June 30, 2009 and $15,000 during the six-month period ended June 30, 2008.

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

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board of Directors; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 mature in June of 2009.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned, but not issued, as additional interest. The value of the issued warrants and accrued warrants was $9,217 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.  In accordance with EITF 96-19, this is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

In late March 2009, we issued $90,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 3 Notes.

On June 10, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $7,000,000 to $8,000,000; (b) allowed for a minimum accrual period of 90 days for Class 2 Notes earning warrants; (c) authorized the offering of $800,000 of Class 2 Notes with a 90 day minimum accrual period and $500,000 of Class 2 Notes with a 30 day minimum accrual period; and (d) authorized the offering of up to $1,500,000 of Class 3 Notes at no more than 12% interest convertible into shares at no less than $0.15 per share.

During the quarter ended June 30, 2009, we issued $819,112 of new Class 2 Notes of which $694,112 were issued in payment of existing Class 2 Notes and their accrued interest.  All of the new Class 2 Notes receive 10% interest and warrants and mature on December 31, 2009.  For the quarter ended June 30, 2009, we issued 379,733 warrants and accrued 568,849 warrants that were earned, but not issued, as additional interest. The value of the issued warrants and accrued warrants was $44,009 as determined using the Black-Scholes option-pricing model.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the quarter ended June 30, 2009, we issued $19,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 3 Notes.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at June 30, 2009; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of  June 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first six months of the fiscal year 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 0-12728, and incorporated herein by reference).

3.2	By-Laws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 0-12728, and incorporated herein by reference).

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

4.8	Form of Amended Security Agreement dated March 6, 2008 (filed as Exhibit 4.8 to registrant’s Form 10- KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

4.9
Form of Consent to Amend and Replace Agreements dated March 12, 2008 (filed as Exhibit 4.9 to registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 0-12728, and incorporated herein by reference).

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

INTEGRAL VISION, INC.

Dated: August 13, 2009	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: August 13, 2009	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer