Form 10-Q
period 2009-09-30
INTEGRAL VISION INC
filed 2009-11-16
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
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
Yes  ☑  No ☐

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
30,866,409 shares of common stock as of November 13, 2009.

INTEGRAL VISION, INC.

FORM 10-Q Report
September 30, 2009

TABLE OF CONTENTS

INTEGRAL VISION, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$17	$144
Accounts receivable	102	208
Inventories	275	325
Other	106	131
Total current assets	500	808

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	347	234
Furniture and fixtures	80	80
Computer equipment	191	191
Marketing/demonstration equipment	139	139

	761	648
Less accumulated depreciation	(558)	(491)
Net property and equipment	203	157

Other assets - net of accumulated amortization of $1,546,000 ($1,519,000 for 2008)	62	72
	$765	$1,037

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	September 30,	December 31,
	2009	2008
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable-current	$7,082	$1,786
Notes payable-officers	19	-
Accounts payable	90	141
Accrued compensation and related costs	265	283
Accrued interest	574	446
Accrued product warranty	126	84
Other accrued liabilities	81	54
Customer deposits	36	-
Deferred revenue for product sales	250	656
Total current liabilities	8,523	3,450

Long-term debt	-	3,671

Total liabilities	8,523	7,121

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 90,000,000 shares authorized; 30,066,409 shares issued and outstanding (29,566,409 in 2008)	6,013	5,913
Additional paid-in capital	47,652	47,391
Accumulated deficit	(61,423)	(59,388)
Total stockholders’ deficit	(7,758)	(6,084)
	$765	$1,037

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$234	$11
Net revenue from product development agreements	-	-
Total revenues	234	11
Costs of sales:
Costs of sales for products	130	35
Depreciation and amortization	5	4
Total costs of sales	135	39
Gross margin	99	(28)

Other costs and expenses:
Marketing	110	160
General and administrative - net	340	470
Engineering and development - net	185	269
Total other costs and expenses	635	899
Operating loss	(536)	(927)
Other income (loss)	(2)	3
Interest expense	(215)	(466)
Extinguishment loss from modification and exchanges of debt instruments (See Note C)	-	(2,644)
Modification and issue of warrants to PIPE Equity Investors (See Note F)	-	(4,217)
Net loss	$(753)	$(8,251)

Basic and diluted loss per share:
Net loss	$(0.03)	$(0.28)

Weighted average number of shares of common stock and common stock equivalents, where applicable	30,066	29,566

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$1,479	$466
Net revenue from product development agreements	-	25
Total revenues	1,479	491
Costs of sales:
Costs of sales for products	667	292
Depreciation and amortization	12	13
Total costs of sales	679	305
Gross margin	800	186

Other costs and expenses:
Marketing	375	499
General and administrative - net	1,133	1,143
Engineering and development - net	724	729
Total other costs and expenses	2,232	2,371
Operating loss	(1,432)	(2,185)
Other income (loss)	(2)	3
Interest expense	(583)	(703)
Extinguishment loss from modification and exchange of debt instruments (See Note C)	(18)	(2,644)
Modifications and issuance of warrants to PIPE Equity Investors (See Note F)	-	(4,217)
Net loss	$(2,035)	$(9,746)

Basic and diluted loss per share:
Net loss	$(0.07)	$(0.33)

Weighted average number of shares of common stock and common stock equivalents, where applicable	30,066	29,566

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Additional Paid- In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2009	29,566,409	$5,913	$47,391	$(59,388)	$(6,084)

Vested stock grants	500,000	100	(100)	-	-
Issuance of warrants for settlement of interest on Class 2 Notes	-	-	62	-	62
Extinguishment loss from exchange of debt instruments	-	-	18	-	18
Net loss for the period				(2,035)	(2,035)
Share-based compensation	-	-	281	-	281

Balance at September 30, 2009	30,066,409	$6,013	$47,652	$(61,423)	$(7,758)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(2,035)	$(9,746)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	46
Amortization	35	7
Warrants issued in settlement of interest	62	243
Non-cash interest related to warrant modification	-	230
Share-based compensation	281	299
Issuance of Class 3 Notes in settlement of interest	312	158
Issuance of Class 2 Notes in settlement of interest	14	-
Modification and issuance of warrants to PIPE Equity Investors	-	4,217
Extinguishment loss from exchange of debt instruments	18	2,644
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	106	(27)
Inventories	(63)	(147)
Prepaid and other	25	(11)
Accounts payable and other current liabilities	128	(13)
Customer Deposits	36	-
Deferred revenue	(406)	486
Net cash used in Operating Activities	(1,420)	(1,614)

Cash Flows Used In Investing Activities
Sale of equipment	-	1
Additional Patents	(25)	(11)
Net cash used in Investing Activites	(25)	(10)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes	1,175	1,753
Payment of Class 2 Notes	(155)
Proceeds from sale of Class 3 Notes	279	-
Proceeds from sale of notes payable- officers	19	-
Debt financing fees	-	(26)
Net Cash Provided By Financing Activities	1,318	1,727
(Decrease) Increase in Cash	(127)	103
Cash at Beginning of Period	144	11
Cash at End of Period	$17	$114

Supplemental cash flows disclosure:
Interest paid	$37	$32

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

The results of operations for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventories to determine whether adjustments for impairment are required.  At September 30, 2009 and December 31, 2008, inventories consisted of the following amounts (net of obsolescence reserves of $148,000 at September 30, 2009 and $150,000 at December 31, 2008):

	30-Sep-09	31-Dec-08
	(in thousands)
Raw materials	$114	$187
Work in process	30	27
Finished goods	131	111
	$275	$325

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Supplemental Disclosure of Non-cash Investing and Financing Activities

During 2009, we transferred $113,000 of inventory to Production and engineering equipment.

During 2009, we exchanged $110,000 of Class 2 Notes for $110,000 of Class 3 Notes. During 2008, we exchanged $3,280,000 of Class 2 Notes for $3,280,000 of Class 3 Notes.

During 2009, we issued $312,000 of Class 3 Notes in settlement of interest. During 2008, we issued $158,000 of Class 3 Notes in settlement of interest.

During 2009, we issued $14,000 of Class 2 Notes in settlement of interest.

Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 985-605.  Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions of $31,025 and $131,189 for the three month and nine month periods ended September 30, 2009 and $3,014 and $11,705 for the three month and nine month periods ended September 30, 2008.

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

Share-Based Compensation
We account for our share based compensation plans according FASB ASC 718-10 “Share Based Payments.” Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Any excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.

Recently Issued Accounting Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 applies prospectively to both interim and annual financial statements ending after June 15, 2009.  The Company has adopted SFAS 165 and has evaluated subsequent events after the balance sheet date of September 30, 2009 through November 16, 2009, the date the financial statements were issued.

In June 2009, the FASB issued an update to the ASC topic, Consolidations, dealing with the consolidation of variable interest entities.  The new requirements change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  The new requirements become effective on January 1, 2010.  The Company is evaluating the new requirements but does not expect that adoption will have a material effect on its results of operations or financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The only other source of authoritative GAAP is the rules and interpretive releases of the SEC that only apply to SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date. Since the issuance of the Codification is not intended to change or alter existing GAAP, adoption of this statement will not have an impact on the Company’s financial position or results of operations, but will change the way in which GAAP is referenced in the Company’s financial statements. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Management has determined that the adoption of these changes will not have an impact on its financial statements.

In August 2009.  the FASB issued an ASC update, Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value, to provide clarification for circumstances in which a quoted price in an active market for the identical liability is not available.  Fair value would be measured using one or more of the following techniques: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset; or quoted prices for similar liabilities when traded as assets; or (ii) another valuation technique that is consistent with the principles of fair value measurement such as income approach or market approach.  The update becomes effective for reporting periods beginning after August 27, 2009.  The Company does not expect that adoption of the update will have a material effect on its results of operations or financial position.

In October  2009, the FASB issued an ASC update, Multiple-Deliverable Revenue Arrangement – a consensus of the FASB Emerging Issues Task Force, to (i) provide guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated; (ii) require an entity to allocate revenue using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of the selling price; and (iii) eliminate the use of the residual method.  The update becomes effective on a prospective basis in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The Company does not expect that adoption of the update will have a material effect on its results of operations or financial position.

Note C - Long-Term Debt and Other Financing Arrangements

As of January 1, 2009, we had $1,786,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Notes bear interest at 12%. The maturities of these notes were scheduled to be $210,000 in the first quarter 2009, $857,500 on July 1, 2009 and $718,500 on October 1, 2009.  $10,000 of these notes were paid when due and the balance of these notes have had their maturity dates extended. See  Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the maturity dates of Class 2 Notes.

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

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 of which receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in June of 2009 and have been subsequently extended.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the maturity of Class 2 Notes.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants and accrued warrants was $9,217 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.   This is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

On June 10, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $7,000,000 to $8,000,000; (b) allowed for a minimum accrual period of 90 days for Class 2 Notes earning warrants; (c) authorized the offering of $800,000 of Class 2 Notes with a 90 day minimum accrual period and $500,000 of Class 2 Notes with a 30 day minimum accrual period; (d) and authorized the offering of up to $1,500,000 of Class 3 Notes at no more than 12% interest convertible into shares at no less than $0.15 per share.

On July 1, 2009, we extended the terms on $783,000 of Class 2 Notes due on July 1, 2009 to October 1, 2009 and issued 965,336 warrants (actual issue date was July 3, 2009) to purchase stock at $0.15.

On July 3, 2009, we extended the terms on $100,000 of Class 2 Notes due on July 3, 2009 to December 31, 2009 and issued 41,096 warrants to purchase stock at $0.15.

On September 16, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $8,000,000 to $10,000,000; (b) and modified a paragraph limiting the future issuance of Common Stock to expect securities which are Notes or Warrants.

During the quarter ended June 30, 2009, we issued $819,112 of new Class 2 Notes of which $694,112 were issued in payment of $680,000 of existing Class 2 Notes and their accrued interest of $14,122.  All of the new Class 2 Notes receive 10% interest and warrants and mature December 31, 2009.  For the quarter ended June 30, 2009, we issued 379,733 warrants and accrued 568,849 warrants that were earned but not issued as additional interest. The value of the issued warrants and accrued warrants was $44,009 as determined using the Black-Scholes option-pricing model.  We also paid off $100,000 of Class 2 Notes with accrued interest of $394.

During the quarter ended September 30, 2009, we issued $270,000 of new Class 2 Notes.  All of the new Class 2 Notes receive 10% interest and warrants and mature December 31, 2009.  For the quarter ended September 30, 2009, we issued 1,117,390 warrants and accrued 1,141,082 warrants that were earned but not issued as additional interest. The value of the issued warrants and all accrued but not issued warrants was $59,058 as determined using the Black-Scholes option-pricing model. We also paid off $55,000 of Class 2 Notes with accrued interest of $5,738.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the quarter ended March 31, 2009, we issued $90,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share.

During the quarter ended June 30, 2009, we issued $19,000 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share.

During the quarter ended September 30, 2009, we issued $321,659 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share of which $151,659 were for payment of interest on Class 3 Convertible Notes due July 1, 2009.

During the quarter ended September 30, 2009, we issued $19,000 of unsecured Notes to Officers of the Company. The Notes bear interest at 12% and are due December 31, 2009.

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

d)
The holders $139,000 of Class 3 Notes issued in 2004 exchanged their Class 3 Notes for Class 2 Notes earning 12% interest.  $69,500 of these notes were due July 1, 2009 and $69,500 were due October 1, 2009.

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

A summary of the Company’s debt obligations is as follows as of September 30:

	2009	2008
	(in thousands)

Short Term Debt:
Class 2 Notes	$2,710	$1,786
Class 3 Notes	$4,372	$-
Notes payable Officers	$19	$-
Total Short Term Debt	$7,101	$1,786

Long Term Debt:
Class 2 Notes	$-	$-
Class 3 Notes	$-	$3,671
Total Long Term Debt:	$-	$3,671

As of September 30, 2009, all $4,372,000 of short-term Class 3 Notes are due July 1, 2010.  $1,571,000 of the Class 2 Notes which were due on October 1, 2009 have been extended to January 15, 2010.  No additional consideration was required by the Note Holders for the extension.  The remaining $1,139,112 of Class 2 Notes mature December 31, 2009.

See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 and Class 3 Notes.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended Sptember 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$753	$(8,251)	$(2,035)	$(9,746)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	30,066	29,566	30,066	29,566
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$0.03	$(0.28)	$(0.07)	$(0.33)

During the nine months ended September 30, 2009, we issued 116,000 shares of restricted shares to a key officer of the Company.  These shares are not considered in the calculation of basic earnings per share for the nine-month period ended September 30, 2009, which is in accordance with the provisions of Financial Accounting Standards Board Statement (FAS) 128.

Note E – Income Taxes

In accordance with FASB ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all the periods presented.

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of September 30, 2009.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2005 through 2008 remain open to examination by taxing jurisdictions to which we are subject.  As of September 30, 2009, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

We currently have two active stock option plans, the 1999 and the 2004 stock option plans (the “Plans”) which provide for options that may be granted to eligible employees, officers and directors of Integral Vision. We reserved 1,500,000 shares for future issuance under the Plans.  As of September 30, 2009, no shares remain which can be issued under the Plans.

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

The Compensation Committee of the Board of Directors did not grant any equity compensation to employees during the third quarter of 2009.  We granted 1,200,000 options and 1,184,000 shares of restricted stock in the third quarter of 2008.

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

	September 30,
	2009	2008
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	85.1%	88.8%
Risk-free interest rate	2.7%	2.8%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the nine-month period ended September 30, 2009 and 2008 is as follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,795	$0.23	1,496	$0.71
Granted	0	0.00	3,496	0.24
Exercised	0	0.00	0	0.00
Expired or cancelled	0	0.00	(1,197)	0.75
Outstanding at September 30
($.10 to $.30 per share)	3,795	$0.23	3,795	$0.23
Exercisable ($.10 to $.30 per share)	3,065	$0.23	799	$0.25

A summary of the status of our non-vested option shares as of September 30, 2009 and 2008, and changes during the nine months ended September 30, 2009 and 2008, is presented below:

	2009		2008
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	2,996,000	$0.27	650,000	$0.47
Granted	0	0.00	3,496,000	0.24
Forfeited	0	0.00	(650,000)	0.73
Vested	(2,406,000)	0.22	(500,000)	0.30
Nonvested at September 30	590,000	$0.25	2,996,000	$0.23

The following table summarizes share-based compensation expense for the three month and nine month periods ended September 30, 2009 and 2008 related to share-based awards  as recorded in the statement of operations in the following expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Marketing	$6	$18	$30	$37
Engineering and Development	6	34	43	71
General and Administrative	60	162	208	191
Total share-based compensation expense	$72	$214	$281	$299

As of September 30, 2009, we had $20,939 of unrecognized expense related to un-vested share-options which is being recognized ratably as compensation expense over the vesting period from October 2008 through September 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at September 30, 2009 and 2008 is as follows:

		2009			2008
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.10 to $0.30	3,795	8.2	3,065	3,795	9.2	799

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

For more information on the agreements, please refer to Note C – Long Term Debt and Other Financing Arrangements.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at September 30, 2009 and 2008 is as follows:

		2009				2008
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	10,500	2.82	10,500	$0.001	10,500	3.82	10,500
Class 2 Note Warrants	$0.21	3,514	3.09	3,514	$0.25	2,108	3.04	2,108
Class 3 Convertible Notes	$0.23	19,358	0.75	19,358	$0.25	14,687	1.75	14,687
1995 Employee Stock Option Plan	$0.17	184	2.21	184	$0.17	184	3.21	184
1999 Employee Stock Option Plan	$0.17	290	6.44	290	$0.17	290	7.44	115
2004 Employee Stock Option Plan	$0.25	993	8.38	527	$0.25	993	9.38	-
2008 Equity Compensation Plan	$0.24	2,328	8.80	2,064	$0.24	2,328	9.80	500
	$0.16	37,167	2.32	36,437	$0.16	31,090	3.44	28,094

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

The following table illustrates the changes in our warranty liability for the nine-month period ended September 30, 2009 and 2008:

Balance as of January 1	$84	$87
Charges/(credits) to expense	24	-
Utilization/payment	-	(8)
Balance as of March 31	$108	$79

Charges/(credits) to expense	6	7
Utilization/payment	-	(3)
Balance as of June 30	$114	$83

Charges/(credits) to expense	12	-
Utilization/payment	-	(4)
Balance as of September 30	$126	$79

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first nine months of 2009 and 2008 of $2,035,000 and $9,746,000 respectively.  Additionally, we incurred losses from operations in the years of 2008 and 2007 of $11.0 million and $3.0 million respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers during the last quarter of 2009 and throughout 2010, provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be successful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through September 30, 2009, we have used $7,082,432 of Class 2 and Class 3 Notes to fund operations.  $4,372,320 of these Notes are Class 3 Notes that mature on July 1, 2010.  The remaining $2,710,112 are Class 2 Notes.  $1,571,000 of the Class 2 Notes which were due on October 1, 2009 have been extended to January 15, 2010.  No additional consideration was required by the Note Holders for the extension.  The remaining $1,139,112 of Class 2 Notes mature on December 31, 2009.  We will need to raise additional funds in the fourth quarter of 2009 to pay these notes as they mature or negotiate the extension of their due dates.  Taking into account existing and anticipated orders, we expect that we may need to raise an additional $600,000 to fund operations through the fourth quarter of 2009.  If the anticipated orders do not materialize as expected, we will need to raise additional capital in early 2010 to fund operations through the third quarter of 2010.    See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the maturity of Class 2 Notes.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On October 1, 2009, we extended the terms on $1,566,000 of Class 2 Notes due on October 1, 2009 to January 15, 2010 and issued 1,040,425 associated warrants on October 8, 2009.  The remaining $5,000 of notes due October 1, 2009 and associated interest were paid in full.

On October 22, 2009, we sold an additional $110,000 of Class 2 Notes and issued 45,205 warrants.

These transactions bring the aggregate amount of outstanding Class 2 and Class 3 Notes to $7,192,000.

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

Results of Operations

Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008

Net revenues increased $223,000 (2,027%) to $234,000 in the third quarter of 2009 from $11,000 in the third quarter of 2008.  The increase in net revenue was primarily attributable to an increase in revenue from sales of our flat panel display inspection products in the third quarter of 2009 compared to the comparable 2008 quarter.

Costs of sales increased $96,000 (2,461%) to $135,000 (57.7% of sales) in the third quarter of 2009 compared to a negative margin of $28,000 in the third quarter of 2008.  This was primarily due to an increase in volume.

Marketing costs decreased $50,000 (31.3%) to $110,000 in the third quarter of 2009 compared to $160,000 in the third quarter of 2008.  This was attributable to a decrease in trade show activity, travel and promotion costs of approximately $32,000 and a decrease in compensation and benefits of approximately $18,000.

General and administrative costs decreased $130,000 (27.7%) to $340,000 in the third quarter of 2009 compared to $470,000 in the third quarter of 2008. The decrease was primarily related to decreases in compensation and benefit expenses of $122,000, professional fees of $6,000 and $2,000 in travel and other fringe benefits.

Engineering and development expenditures decreased $84,000 (31.2%) to $185,000 in the third quarter of 2009 compared to $269,000 in the third quarter of 2008. This decrease was attributable to decreases in stock based compensation expense, and personnel and related costs of $49,000 and a decrease in outside services of $27,000 and offset by an increase in depreciation costs of $8,000.

Other income for the three months ended September 30, 2009 was approximately the same as the three months ended September 30, 2008.

Interest expense decreased $251,000 to $215,000 in the third quarter of 2009 compared to $466,000 in the third quarter of 2008. The decrease is primarily attributable to the issuance of warrants in settlement of interest on Class 2 Notes in the amount of $201,000 and the re-pricing of warrants previously issued in settlement of interest for Class 2 Notes resulting in additional interest of $230,000 in 2008. From October 31, 2008 to September 30, 2009, we have issued additional Class 2 and Class 3 Notes in the amount of $1,509,000 with interest rates ranging from 10 to 12 percent and we issued warrants in settlement of interest of $62,000. See Note C to the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

The extinguishment loss from modification and exchange of debt instruments of $2,644,000 in the third quarter of 2008 resulted from the modification of terms with the Class 2 and Class 3 Note Holders and the exchange of certain Class 2 Notes for convertible Class 3 Notes with a strike price of $0.25 and the exchange of certain Class 3 Notes for Class 2 Notes. As part of the change in terms, the strike price for previously issued Class 3 Notes dropped from $1.00 to $0.25.  The third quarter of 2009 did not have losses from debt extinguishment. See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

Modification and issuance of warrants to PIPE Equity Investors in the third quarter of 2008 of $4,217,000 resulted from the agreement we entered into with the PIPE Equity Investors on September 15, 2008 which among other things provided for the elimination of the Most Favored Nations Clause in the Securities Purchase Agreement dated April 12, 2005. As a result of the modifications, we paid the PIPE Equity Investors 7,000,000 warrants with a strike price of $.001 and a fair value of $2,943,000 and we also reduced the strike price of their previously issued 3,500,000 warrants from $1.00 to $.001 which resulted in additional expense of $1,274,000. The third quarter of 2009 did not have any of these charges.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Net revenues for the nine months ended September 30, 2009 were $1,479,000, which was for flat panel display inspection products. Our net revenues for the nine months ended September 30, 2008 were $491,000 of which $466,000 was from flat panel display inspection products and $25,000 was from product development agreements.

In the nine months ended September 30, 2009 and 2008, we shipped flat panel display inspection systems of approximately $249,500 and $486,000 respectively, which was not recognized as revenue in those periods as final acceptance had not been received from the customer.

Cost of sales for the nine months ended September 30, 2009 were $679,000, all of which was for our flat panel display products. Cost of sales for the six months ended September 30, 2008 were $305,000, which were primarily costs for our flat panel display products.

Marketing costs decreased $124,000 (24.8%) to $375,000 for the nine months ended September 30, 2009 compared to $499,000 in 2008.  This was attributable to a decrease in trade show activity, travel and promotion costs of $96,000 and a decrease in personnel costs of $28,000. Expense allocated to marketing costs for amortization of share-based compensation  was approximately $30,000 for 2009 and approximately $37,000 for 2008.

General and administrative costs remained essentially the same for the nine-month period year to year, showing a slight decrease of $10,000 (1.0%) to $1,133,000 in 2009 compared to $1,143,000 in 2008.  Expense allocated to general and administrative costs for amortization of share-based compensation was approximately $208,000 for 2009 and approximately $191,000 for 2008.

Engineering and development expenditures remained essentially the same for the nine month period year to year, showing a slight decrease of $5,000 (0.7%) to $724,000 in 2009 compared to $729,000 in 2008. Expense allocated to engineering and development for amortization of share-based compensation was approximately $43,000 for 2009 and approximately $71,000 for 2008.

Interest expense decreased $120,000 to $583,000 in 2009 compared to $703,000 in 2008.  The decrease is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the issuance of warrants for settlement of interest on Class 2 Notes and the re-pricing of warrants previously issued in settlement of interest on Class 2 Notes in 2008.  See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

The extinguishment loss from modification and exchange of debt instruments of $18,000 for the nine months ended September 30, 2009 resulted from the issuance of $159,733 of Class 3 Notes for payment of interest due January 1, 2009 on Class 3 Notes. The $159,733 of Class 3 Convertible Notes bear interest at 12%, are convertible at $0.15 per share and are due July 1, 2010. The payment of the interest with Class 3 Notes with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of issuance, resulted in a beneficial conversion feature of $10,649.  This is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.  A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353. This is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

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

Modification and issuance of warrants to PIPE Equity Investors in the third quarter of 2008 of $4,217,000 resulted from the agreement we entered into with the PIPE Equity Investors on September 15, 2008 which among other things provided for the elimination of the Most Favored Nations Clause in the Securities Purchase Agreement dated April 12, 2005. As a result of the modifications, we paid the PIPE Equity Investors 7,000,000 warrants with a strike price of $.001 with a fair value of $2,943,000 and we also reduced the strike price of their previously issued 3,500,000 warrants from $1.00 to $.001 which resulted in additional expense of $1,274,000. The nine months ended September 30, 2009  did not have any of these charges.

Liquidity and Capital Resources

Net cash used in operating activities was $1,420,000 for the nine months ended September 30, 2009, compared to $1,614,000 for the first nine months of 2008. Operating cash flow for both periods primarily reflected net losses of $2,035,000 for 2009 and $9,746,000 for 2008 adjusted for non-cash charges and changes in working capital. Working capital changes in the first nine months of 2009 primarily reflected decreases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in customer deposits and accrued interest and product warranty. Working capital changes in the first nine months of 2008 primarily reflected increases in accounts receivable and inventory as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in deferred revenue and accrued interest.

Investing activities for the nine months ended September 30, 2009 included an increase in patents of $25,000 and our investing activities for the nine months ended September 30, 2008 included an increase of $11,000 for patents.

Financing activities for the nine months ended September 30, 2009 included proceeds of $1,454,000 from the issuance of Class 2 Notes and Class 3 Notes. During the nine months ended September 30, 2009, we paid Class 2 Notes in the amount of $155,000. Our financing activities for the nine months ended September 30, 2008 included proceeds of $1,753,000 from the issuance of Class 2 Notes and the payment of $26,000 for the payment of debt financing fees. We paid $37,000 of interest on Class 3 Notes during the nine month period ended September 30, 2009 and $32,000 during the nine month period ended September 30, 2008.

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

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board of Directors; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 matured in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 matured in June of 2009.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned, but not issued, as additional interest. The value of the issued warrants and accrued warrants was $9,217 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.  This is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”. See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

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

On July 1, 2009, we (a) extended the terms on $783,000 of Class 2 Notes due on July 1, 2009 to October 1, 2009 and issued 965,336 warrants (actual issue date was July 3, 2009) to purchase stock at $0.15, (b) paid in full the remaining $5,000 of notes due July 1, 2009 and associated interest, and (c) issued $151,659 of Class 3 Notes in payment for interest due July 1, 2009 on outstanding Class 3 Notes.

On July 3, 3009, we extended the terms on $100,000 of Class 2 Notes due on July 3, 2009 to December 31, 2009 and issued 41,096 warrants to purchase stock at $0.15.

On September 16, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $8,000,000 to $10,000,000; (b) and modified a paragraph limiting the future issuance of Common Stock to expect securities which are Notes or Warrants.

During the quarter ended September 30, 2009, we issued $395,000 of new Class 2.  All of the new Class 2 Notes receive 10% interest and warrants and mature on December 31, 2009.  For the quarter ended September 30, 2009, we issued 1,117,390 warrants and accrued 1,1,41,082 warrants that were earned, but not issued, as additional interest. The value of the issued warrants and accrued warrants was $59,048 as determined using the Black-Scholes option-pricing model.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the quarter ended September 30, 2009, we issued $321,659 of Class 3 Convertible Notes bearing interest at 12%, maturing July 1, 2010 and convertible at $0.15 per share of which $151,659 were issued in payment of interest due on class 3 note July 1, 2009.  See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 3 Notes.

During the quarter ended September 30, 2009, we issued $19,000 of unsecured Notes to Officers of the Company. The Notes bear interest at 12% and are due December 31, 2009.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at September 30, 2009; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 605-10 Revenue Recognition. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Share Based Compensation
We account for our share based compensation plans according to the provisions of FASB ASC Topic 718-10. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and expensed over the expected vesting period.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first nine months of the fiscal year 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.7	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 21, 2009.
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

4.13	Form of Consent to Amend and Replace Agreements dated June 10, 2009.
4.14	Form of Consent to Amend and Replace Agreements dated June 24, 2009.
4.15	Form of Consent to Amend and Replace Agreements dated September 16, 2009.
10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
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

INTEGRAL VISION, INC.

Dated: November 16, 2009	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer