Form 10-K
period 2009-12-31
INTEGRAL VISION INC
filed 2010-03-31
CIK 719152

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009.

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
Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.     $836,979 as of June 30, 2009.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 32,716,409 shares of common stock as of March 30, 2010.

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

Portions of the annual proxy statement for the year ended December 31, 2009 are incorporated by reference into Part III.

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

Products

Our products are generally sold under the trade name SharpEye™.  SharpEye™ systems provide Flat Panel Display (“FPD”) inspection for reflective, emissive and transmissive display technologies.  SharpEye is designed for the detection of functional and cosmetic defects in Liquid Crystal Display (LCD) displays as well as Liquid Crystal on Silicon (LCoS), OLED, Microelectromechanical systems (MEMS), 3LCD/High Temperature Poly-Silicon (HTPS), e-paper and other emerging display technologies.  These technologies are applied to consumer products including a broad range of hand held devices, e-books, computer monitors, digital still cameras, HDTV, projectors, and video headsets.  The core technology of SharpEye™ inspection algorithms is the ability to quantize data to the level of a single display pixel.  SharpEye™ can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

Marketing and Sales

We generally market our vision products to end users, but we have had success integrating our products with original equipment manufacturers in certain circumstances.  Although sales are made worldwide, our strongest presence is maintained in the US (through Company employees), and in Asia and Europe (through sales representatives).

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year.  It is possible that the specific customers reaching this threshold may change from year to year.  Loss of any one of these customers could have a material impact on our results of operations. For 2009, sales to Qualcomm represented 94% of net sales. Approximately $49,500 was due from Qualcomm at December 31, 2009.  For 2008, sales to Plastic Logic GmbH and Qualcomm MEMS Technologies represented 51% and 37% of net sales, respectively.   Approximately $4,000 was due from these two customers at December 31, 2008.

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

Governmental Approvals and Regulations

We are not subject to government approvals for any of our primary products or services.  Certain applications using laser technology require compliance with regulations issued by the Center for Devices and Radiological Health of the US Food and Drug Administration (21 CFR 1040).

Product Development

The market for machine vision is characterized by rapid and continuous technological development and product innovation.  We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position.  Accordingly, we devote a significant portion of our personnel and financial resources to product development programs and seek to maintain close relationships with customers to remain responsive to their needs.  Our net engineering and product development costs amounted to $939,000 and $1.0 million in 2009 and 2008, respectively.  Our current product development efforts are primarily directed to flat panel display.

Environmental Factors

Our costs of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 28, 2010 and February 28, 2009, we had 10 and 14 permanent employees respectively, all full time.   None of our employees are represented by a labor union.

ITEM 2.  Properties

We lease a light industrial building containing approximately 14,000 square feet at 49113 Wixom Tech Drive, Wixom, Michigan. The lease is for a five year period, which commenced January 1, 2006. An extension or renewal will need to be negotiated if we are to remain in this facility beyond January 1, 2011.  Our manufacturing, engineering and administrative functions are performed at this location.  The building is approxmately 12 years old and is in excellent condition.

ITEM 3.  Legal Proceedings

We are not currently involved in any litigation other than ordinary routine litigation that is incidental to our business.

ITEM 4.  (Removed and Reserved)

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

	2008				2009
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
High	$0.35	$0.40	$0.55	$0.54	$0.18	$0.18	$0.15	$0.09
Low	0.09	0.14	0.21	0.12	0.10	0.06	0.05	0.04

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

Holders

As of February 23, 2010, there were approximately 302 holders of record of our Common Stock.  This figure does not reflect the approximately 1,174 beneficial stockholders whose shares are in nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock.  We currently intend to retain any earnings for use in our operations and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases

We did not repurchase any equity securities during the years ended December 31, 2008 and 2009.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2009.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	c
Equity compensation plans approved by security holders	3,785,000	$0.23	3,717,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,785,000	$0.23	3,717,000

We have two terminated equity compensation plans which still have active options outstanding (the “1995 Employee Stock Option Plan” and the “1999 Employee Stock Option Plan”) and two active equity compensation plans (the “2004 Employee Stock Option Plan” and the “Integral Vision, Inc. 2008 Equity Incentive Plan”), both of which have been approved by our shareholders.  Each of the plans may grant nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.  The plans are administered by the Compensation Committee of the Board of Directors.  Each of the plans terminates after 10 years, though termination of the plan does not affect the rights of beneficiaries under options granted prior to the termination of the plan.  Options are to be granted at a price equal to or greater than the closing price of the common stock on the day the option is granted and may be exercisable for up to 10 years from the date of grant so long as the beneficiary is employed by the Company, but such options terminate 3 months after the beneficiary is no longer employed by the Company unless due to permanent and total disability, in which case the options terminate 12 months after employment ceases.  For further information on equity compensation, see Note I – Share Based Compensation in the Notes to the Financial Statements.

ITEM 6.  Selected Financial Data

This Item 6 is not applicable to us as, pursuant to Item 301(c) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 301 of Regulation S-K.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Integral Vision, Inc., a Michigan corporation, develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process.  Our revenues are primarily derived from the sale of flat panel display inspection equipment.  Except for the historical information contained herein, the matters discussed in this document are forward-looking statements made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include, but are not limited to:  the ability of the company to obtain volume orders from its larger customers; general economic conditions and conditions in the specific industries in which we have significant customers; price fluctuations in the materials we purchase for assembly into final products; competitive conditions in our markets and the effect of competitive products and pricing; and technological development by us, our customers and our competition.  Based on the foregoing and other possible factors and uncertainties, our results may fluctuate.  Additional information concerning risk factors that could cause actual results to differ materially from those projected in the forward-looking statements is contained in our filings with the Securities and Exchange Commission.  These forward-looking statements represent our best estimates as of the date of this document.  We assume no obligation to update such estimates except as required by the rules and regulations of the Securities and Exchange Commission.

Results of Operations - Year Ended December 31, 2009, compared to the Year Ended December 31, 2008

Net revenues for 2009 increased $727,000 (70.8%) to $1,754,000 from $1,027,000 in 2008.  Revenue is reported net of sales commission expense which was approximately $136,000 in 2009 compared to approximately $27,000 in 2008.  Revenue for 2008 includes $25,000 from Product Development Agreements.  There was no such revenue in 2009.  Sales from the flat panel display inspection product line were $1,749,000 in 2009, an increase of $750,000 (4.7%) from $999,000 in 2008.

Direct costs of sales for 2009 increased $281,000 (47.6%) to $871,000 (approximately 49.7% of sales) from $590,000 (approximately 57.4% of sales) in 2008.  This was primarily due to an increase of $277,000 in costs related to flat panel display inspection equipment related to an increase in sales.

Marketing costs for 2009 were $487,000, a $186,000 (27.6%) decrease over the  $673,000 spent in 2008.  This is primarily attributable to decreases in trade show activity, travel and promotion costs of $114,000, and compensation and related benefits of $71,000.  Expense allocated to marketing costs for amortization of share based compensation as required by FASB ASC Topic 718 “Stock Compensation” was approximately $33,000 for 2009 and $85,000 for 2008.

General and administrative costs for 2009 were $1,383,000, a $330,000 (19.3%) decrease over the $1,713,000 spent in 2008. The decrease was primairly attributable to decreases in professional fees of $75,000, compensation and related benefits of $237,000 and travel and small equipment purchases of $18,000.  Expense allocated to G&A for amortization of share based compensation as required by FASB ASC Topic 718 “Stock Compensation” for 2009 was approximately $211,000 compared to $402,000 in 2008.

Engineering and product development expenditures decreased $93,000 (9.0%) to $939,000 in 2009 compared to $1,032,000 in 2008.  This is primarily attributable to a decrease in staffing and related costs of $173,000, partially offset by increases in travel costs of $17,000, outside services of $30,000 and depreciation expense of $33,000.  Expense allocated to engineering and product development costs for the amortization of share-based compensation as required by FASB ASC Topic 718 “Stock Compensation” for 2009 was $49,000 compared to $163,000 in 2008.

Other income decreased $32,000 to ($3,000) in 2009 compared to $29,000 in 2008. The decrease is primarily attributeable to not having royalty income in 2009.

Interest expense decreased $107,000 to $814,000 in 2009 compared to $921,000 in 2008.  The decrease is primarily attributable to the decrease in the exercise price on warrants issued for payment of interest on Class 2 Notes which created additional interest expense in 2008.

Seasonality and Quarterly Fluctuations

Integral Vision’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. Our reliance on large orders has contributed to the variability of our operating results.

Liquidity and Capital Resources

Net cash used in operating activities was $1,665,000 for the year ended December 31, 2009, compared to $1,766,000 for the year ended December 31, 2008. Operating cash flow for both years primarily reflected net losses of $2,761,000 for 2009 and $10,733,000 for 2008. Adjustments for 2009 non-cash charges were depreciation, amortization, warrants issued in settlement of interest,  employee share based compensation expense, issuance of Class 3 Notes in settlement of interest,   and changes in working capital.  Adjustments for 2008 non-cash charges were depreciation, amortization, warrants issued in settlement of interest, non-cash interest related to warrant modification, employee share based compensation expense, issuance of Class 3 Notes in settlement of interest, modification and issuance of warrants to PIPE Equity Investors, extinguishment loss from modification and exchange of debt instruments, and changes in working capital. Working capital changes for 2009 primarily reflected decreases in accounts receivable due to collection efforts, and inventories as a result of lower raw material levels and increases in accounts payable and other accrued liabilities as a result of increases in customer deposits accrued product warranty, and an increase in accrued interest as a result of additional issuances of Class 2 and Class 3 Notes.  Deferred revenue at December 31, 2009 decreased since revenue was recognized.  Working capital changes for 2008 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in deferred revenue, and an increase in accrued interest as a result of additional issuances of Class 2 and Class 3 Notes.

Investing activities for the year ended December 31, 2009 included an increase in production and engineering equipment of $9,000 and an increase in patents of $36,000.  Investing activities for the year ended December 31, 2008 included an increase in computer equipment of $3,000 and an increase in patents of $8,000.

Financing activities for the year ended December 31, 2009 included proceeds of $1,325,000 from the issuance of Class 2 Notes and $429,000 of Class 3 Notes. We made principal payments of $160,000 on Class 3 Notes.  Financing activities for the year ended December 31, 2008 included proceeds of $2,051,000 from the issuance of Class 2 Notes, the payment of $88,000 of principal on Class 2 Notes, a principal payment of $5,000 for Class 3 Notes, and a payment of $48,000 for financing fees.  We paid $39,000 of interest on Class 3 Notes during the year ended December 31, 2009 and $32,000 on Class 3 Notes during the year ended December 31, 2008.

On January 8, 2009, we issued $159,733 of Class 3 Convertible Notes and paid cash of $19,385 for payment of interest due January 1, 2009 on Class 3 Convertible Notes. The $159,733 of Class 3 Convertible Notes bear interest at 12%, are convertible at $0.15 per share and are due July 1, 2010. The payment of the interest with Class 3 Notes with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of issuance, resulted in a beneficial conversion feature of $10,649.   This is reflected in the  Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share.  During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 of which receive 12% interest and no warrants.  $680,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in June of 2009 and have been subsequently extended.  See Note N – Subsequent Events in the Notes to Financial Statements for recent activity associated with the maturity of Class 2 Notes.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants was $7,807 and the value of accrued warrants was $1,410 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.   This is reflected in the Condensed Statement of Operations as “Extinguishment loss from exchange of debt instruments”.

On June 10, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $7,000,000 to $8,000,000; (b) allowed for a minimum accrual period of 90 days for Class 2 Notes earning warrants; (c) authorized the offering of $800,000 of Class 2 Notes with a 90 day minimum accrual period and $500,000 of Class 2 Notes with a 30 day minimum accrual period; and (d) authorized the offering of up to $1,500,000 of Class 3 Notes at no more than 12% interest and convertible into shares at no less than $0.15 per share.

On July 1, 2009, we extended the terms on $783,000 of Class 2 Notes due on July 1, 2009 to October 1, 2009 and issued 965,336 warrants (actual issue date was July 3, 2009) to purchase stock at $0.15 per share.

On July 3, 2009, we extended the terms on $100,000 of Class 2 Notes due on July 3, 2009 to December 31, 2009 and issued 41,096 warrants to purchase stock at $0.15 per share.

On September 16, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $8,000,000 to $10,000,000; and (b) modified a paragraph limiting the future issuance of Common Stock to except securities which are Notes or Warrants.

On October 1, 2009, we extended the terms on $1,566,000 of Class 2 Notes due on October 1, 2009 to January 15, 2010 and issued 1,040,425 associated warrants to purchase stock at $0.15 on October 8, 2009.  The remaining $5,000 of notes due October 1, 2009 and associated interest were paid in full.

On December 21, 2009, we extended the terms on $1,289,112 of Class 2 Notes due on December 31, 2009 to January 15, 2010.

During the quarter ended June 30, 2009, we issued $819,112 of new Class 2 Notes of which $694,112 were issued in payment of $680,000 of existing Class 2 Notes and their accrued interest of $14,122.  All of the new Class 2 Notes receive 10% interest and warrants and mature on December 31, 2009.  For the quarter ended June 30, 2009, we issued 379,773 warrants and accrued 613,695 warrants that were earned but not issued. The value of the issued warrants was $34,543 and the value of accrued warrants was $10,220 as determined using the Black-Scholes option-pricing model.  We also paid off $100,000 of Class 2 Notes with accrued interest of $394.

During the quarter ended September 30, 2009, we issued $270,000 of new Class 2 Notes.  All of the new Class 2 Notes receive 10% interest and warrants and mature on December 31, 2009.  For the quarter ended September 30, 2009, we issued 1,117,390 warrants (includes the 1,006,432 of warrants issued in July 2009) and accrued 1,754776 warrants that were earned but not issued. The value of the issued warrants was $19,519 and the value of accrued but not issued warrants was $39,539 as determined using the Black-Scholes option-pricing model. We also paid off $55,000 of Class 2 Notes with accrued interest of $5,738.

During the quarter ended December 31, 2009, we issued $150,000 of new Class 2 Notes.  All of the new Class 2 Notes received 10% interest and warrants and mature on December 31, 2009.  For the quarter ended December 31, 2009, we issued 1,102,068 (includes the 1,040,425 of warrants issued on October 1, 2009) warrants and accrued 4,114,888 warrants that were earned but not issued.  The value of the issued warrants was $24,730 and the value of accrued but not issued warrants was $71,940 as determined using the Black-Scholes option-pricing model.  See Note N – Subsequent Events in the Notes to Financial Statements for recent activity associated with the issuance of Class 2 Notes.

During the year ended December 31, 2009, we sold $429,000 of Class 3 Convertible Notes and also issued $311,392 Class 3 Convertible Notes for the payment of interest.  The notes bear interest at 12%, mautre July 1, 2010, and are convertible at $0.15 per share.

During the quarter ended September 30, 2009, we issued $19,000 of unsecured Notes to Officers of the Company. The Notes bear interest at 12% and are due December 31, 2009.  The notes were paid in December of 2009.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements to the Company’s audited financial statements and Note N – Subsequent Events to the Company’s audited financial statements.

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

Recently Issued Accounting Standards

Please see Note B – Summary of Significant Accounting Policies to the Company’s audited financial statements included in this report for information about new accounting pronouncements affecting the Company.

Management’s Discussion of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2009.  Future events rarely develop exactly as forecast; the best estimates routinely require adjustment. These policies are also discussed in Note B of the Notes to Financial Statements included in Item 8 of this report.

Revenue Recognition

We recognize revenue in accordance with FASB ASC 695 “Revenue Recognition” and Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.  Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate, on a quarterly basis, the status of our inventory to ensure the amount recorded in the financial statements reflects the lower of our cost or the value we expect to receive when the inventory is sold. This estimate is based on several factors, including the condition and salability of the inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current inventory. We record reserves for obsolete and slow-moving parts ranging from 0% for active parts with sufficient forecasted demand up to 100% for excess parts with insufficient demand or obsolete parts.  Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

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

Share-Based Compensation

We account for our share based compensation plans according to the provisions of FASB ASC Topic 718 “Stock Compensation.” Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and are expensed over the expected vesting period.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals at December 31, 2009 or 2008.

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

ITEM 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adaquate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  We have designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework using “SarboxPro”, a commercially available software package designed to implement the COSO framework in compliance with SEC Release No. 34-55929.  Management has determined that internal controls over financial reporting were effective as of December 31, 2009.  We have also disclosed in this report any change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s fourth quarter of the fiscal year that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B.  Other Information

None

Part III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Item 10 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2009.

ITEM 11.  Executive Compensation

Item 11 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2009.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2009.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Item 13 information is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2009.

ITEM 14.  Principal Accounting Fees and Services

Item 14 is hereby incorporated by reference from the Registrant’s definitive proxy statement to be filed within 120 days of December 31, 2009.

Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 000-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 000-12728, and incorporated herein by reference).

3.3
Certificate of Designation effective April 11, 2005 and amendment to the By-Laws of the Registrant effective March 23, 2005 (filed as Exhibit 4(b) to the registrant’s Form 8-K dated April 14, 2005, SEC file 000-12728, and incorporated herein by reference).

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

3.6
Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 28, 2008 (filed as Exhibit 3.6 to the registrant’s Form 10-Q for the quarter ended June 30, 2008, SEC file No. 000-12728, and incorporated herein by reference).

3.7
Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 21, 2009 (filed as Exhibit 3.7 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file No. 000-12728, and incorporated herein by reference).

4.1
Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 000-12728, and incorporated herein by reference).

4.2	Securities Purchase Agreement, Effective April 12, 2005 (filed as Exhibit 4.(A) to registrant’s Form 8-K filed April 14, 2005, SEC file 000-12728, and incorporated herein by reference).

4.3
Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 000-12728, and incorporated herein by reference).

4.4
Form of Consent to Modifications dated August 13, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.4 to registrant’s Form 10-QSB for the quarter ended June 30, 2007, SEC file 000-12728, and incorporated herein by reference).

4.5
Form of Consent to Modifications dated October 10, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to registrant’s Form 10-QSB for the quarter ended September 30, 2007, SEC file 000-12728, and incorporated herein by reference).

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

4.11
Waiver and Amendment Agreement, effective September 15, 2008, and the Registration Rights Agreement and common stock Warrants, made a part thereof, among the respective parties thereto (filed as Exhibit 4.1 to the registrant’s Form 8-K filed September 15, 2008, SEC file 000-12728, and incorporated herein by reference).

4.12
Exchange Agreements, effective September 15, 2008, among the respective parties thereto (filed as Exhibit 4.3 to the registrant’s Form 8-K filed September 15, 2008, SEC file 000-12728, and incorporated herein by reference).

4.13
Form of Consent to Amend and Replace Agreements dated June 10, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).

4.14
Form of Consent to Amend and Replace Agreements dated June 24, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).

4.15
Form of Consent to Amend and Replace Agreements dated September 16, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).

10.1
Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 000-12728, and incorporated herein by reference).

10.2
Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 000-12728, and incorporated herein by reference).

10.3
Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC file 000-12728, and incorporated herein by reference).

10.4
Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, SEC file 000-12728, and incorporated herein by reference).

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

Date: March 31, 2010

By:	/S/ MARK R. DOEDE
Mark R. Doede,
President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief Executive Officer, and Director
Charles J. Drake

Date: March 31, 2010

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: March 31, 2010

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: March 31, 2010

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: March 31, 2010

/S/ MARK R. DOEDE	Director
Mark R. Doede

Date: March 31, 2010

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheets of Integral Vision, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit on its internal contrlol over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but nor for purposes of expressing an opinion on the effectiveness of  the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integral Vision, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note M to the financial statements, the Company is sustaining recurring losses from operations and is having difficulties in achieving the necessary sales to attain profitability.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note M.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rehmann Robson, P.C.

Troy, Michigan
March 30, 2010

Balance Sheets
Integral Vision, Inc.

	December 31
	2009	2008
	(in thousands)
Assets
Current assets
Cash	$28	$144
Accounts receivable	50	208
Inventories	190	325
Other current assets	98	131
Total current assets	366	808

Property and equipment
Building improvements	4	4
Production and engineering equipment	354	234
Furniture and fixtures	80	80
Computer equipment	193	191
Marketing/demonstration equipment	139	139
	770	648
Less accumulated depreciation	580	491
Net property and equipment	190	157

Other assets - net of accumulated amortization of $1,559,000
for 2009 and $1,512,000 for 2008	61	72
	61	72
Total assets	$617	$1,037

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$7,377	$1,786
Accounts payable	114	141
Customer deposits	249	-
Accrued compensation and related costs	276	283
Accrued interest	774	446
Accrued product warranty	108	84
Other accrued liabilities	95	54
Deferred revenue	72	656
Total current liabilities	9,065	3,450

Long-term debt	-	3,671
Total liabilities	9,065	7,121

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 90,000,000 shares authorized; 30,866,409 shares issued and outstanding (29,566,409 in 2008)	6,173	5,913
Additional paid-in capital	47,528	47,391
Accumulated deficit	(62,149)	(59,388)
Total stockholders' deficit	(8,448)	(6,084)
Total liabilities and stockholders' deficit	$617	$1,037

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,
	2009	2008
Revenues:	(In thousands, except per share data)
Net product sales	$1,754	$1,002
Net revenue from product development agreements	-	25
Total net revenues (See Note B)	1,754	1,027
Costs of sales:
Costs of sales for products	850	573
Depreciation and amortization	21	17
Total costs of sales	871	590
Gross margin	883	437

Other costs and expenses:
Marketing	487	673
General and administrative - net	1,383	1,713
Engineering and development - net	939	1,032
Total other costs and expenses	2,809	3,418
Operating loss	(1,926)	(2,981)
Other (expense) income	(3)	29
Interest expense	(814)	(921)
Extinguishment loss from modification and exchange of
debt instruments (See Note C)	(18)	(2,644)
Modification and issuance of warrants to PIPE Equity
Investors	-	(4,217)
Foreign currency translation gain	-	1
Loss from operations before income taxes	(2,761)	(10,733)
Income taxes	-	-
Net loss	$(2,761)	$(10,733)

Basic and diluted loss per share	$(0.09)	$(0.36)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	30,268	29,566

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2008	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)
Net loss for the year					(10,733)	(10,733)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )				243		243
Modification and issuance of warrants to PIPE Equity Investors (See Note I )				4,217		4,217
Extinguishment loss from modification and exchange of debt instruments (See Note C)				2,644		2,644
Modification of warrants previously issued in settlement of interest (See Note C)				230		230
Issuance of restricted stock				207		207
Share-based compensation				443		443
Balances at December 31, 2008	29,566,409	$5,913	$-	$47,391	$(59,388)	$(6,084)
Net loss for the year					(2,761)	(2,761)
Vested Stock Grants	1,300,000	260	-	(260)	-	-
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	-	-	86	- -	86
Extinguishment loss from exchange of debt instruments (See Note C)	-	-	-	18	-	18
Share-based compensation	-	-	-	293	-	293
Balances at December 31, 2009	30,866,409	$6,173	$-	$47,528	$(62,149)	$(8,448)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,761)	$(10,733)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	61
Amortization	47	19
Provision for losses on inventory obsolence	-	71
Warrants issued in settlement of interest	86	243
Non-cash interest related to warrant modification	-	230
Share-based compensation	293	443
Issuance of restricted stock	-	207
Issuance of Class 3 Notes in settlement of interest	312	157
Issuance of Class 2 Notes in settlement of interest	14	-
Modification and issuance of warrants to PIPE Equity Investors
(See Notes C and I)	-	4,217
Extinguishment loss from modification and exchange of debt
instruments (See Notes C and I)	18	2,644
Changes in operating assets and liabilities:
Accounts receivable	158	(133)
Inventories	22	(131)
Other current assets	33	(34)
Accounts payable and other current liabilities	359	317
Customer deposits	249	-
Deferred revenue	(584)	656
Net cash used in operating activities	(1,665)	(1,766)

Cash Flows From Investing Activities:
Purchase of property and equipment	(9)	(3)
Additional patent expenditures	(36)	(8)
Net cash used in investing activities	(45)	(11)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes	1,325	2,051
Payment of Class 2 Note	(160)	(88)
Proceeds from sale of Class 3 Notes	429
Payment of Class 3 Note	-	(5)
Debt financing fees	-	(48)
Net cash provided by financing activities	1,594	1,910
(Decrease) Increase in cash	(116)	133
Cash at beginning of year	144	11
Cash at end of year	$28	$144

Supplemental cash flows information:
Interest paid	$40	$32

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year.  It is possible that the specific customers reaching this threshold may change from year to year.  Loss of any one of these customers could have a material impact on our results of operations. For 2009, sales to Qualcomm represented 94% of net sales. Approximately $49,500 was due from Qualcomm at December 31, 2009.  For 2008, sales to Plastic Logic GmbH and Qualcomm MEMS Technologies represented 51% and 37% of net sales, respectively. Approximately $4,000 was due from these two customers at December 31, 2008.

Note B - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  Estimates also affect the reported amounts of revenues and expenses during the reporting year.  Actual results could differ from those estimates.

Cash Equivalents

Cash and cash equivalents consist of cash on deposit.

Accounts Receivable

Trade accounts receivable during the year primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe.  At times, we maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.  An allowance for doubtful accounts was not required at December 31, 2009 and 2008.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventory to determine whether adjustments for impairment are required.  At December 31, 2009 and 2008, inventories consisted of the following amounts (net of an obsolescence allowance of $0 in 2009 and $150,000 in 2008):

	2009	2008
	(in thousands)
Raw materials	$85	$187
Work in process	69	27
Finished goods	36	111
	$190	$325

We periodically perform an analysis of our inventory to determine if its cost exceeds estimated net realizable value.  Over the last several years, given the market conditions and the direction of the Company, we discontinued certain product lines and attempted to liquidate the remaining inventory related to those product lines.

Property and Equipment

Property and equipment are stated on the basis of cost.  Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (building improvements - 5 years; other property and equipment - 3 to 10 years).

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

No software development costs were capitalized during 2009 or 2008.   Prior capitalized costs have been fully amortized.  These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation.  The software amortized over the period is for our microdisplay inspection software toolbox including vision processing algorithms and our patented sequence development and execution software.  These software components are used in the products we sell.

Patents

Total patent costs incurred and capitalized were $36,000 and $9,000 in 2009 and 2008, respectively.  Patents are stated at cost less accumulated amortization.  Amortization of the patents amounted to $16,000 and $12,000 in 2009 and 2008, respectively.  These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. Deferred revenue was $72,000 and $656,000 at December 31, 2009 and 2008, respectively.

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

Revenue Recognition

We recognize revenue in accordance with FASB ASC 605 “Revenue Recognition”, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition in Financial Statements”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions which were $136,000 and $27,000 in 2009 and 2008, respectively.

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

During 2009, we exchanged $110,000 of Class 2 Notes for $110,000 of Class 3 Notes. During 2008, we exchanged $3,280,000 of Class 2 Notes for $3,280,000 of Class 3 Notes and exchanged 139,000 of Class 3 Notes for 139,000 of Class 2 Notes.

During 2009, we issued $312,000 of Class 3 Notes in settlement of interest. During 2008, we issued $157,000 of Class 3 Notes in settlement of interest.

During 2009, we issued $14,000 of Class 2 Notes in settlement of interest.

Concentrations of Credit and Other Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable.  A significant portion of our customers are located in Asia, primarily Taiwan and Korea, and in Europe. Therefore, our sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks.  We generally do not require collateral for most of our trade accounts receivable. For sales to some of our customers in certain geographic regions, we require letters of credit. Substantially all of our revenue is invoiced in U.S. dollars. For 2009 and 2008, sales to four of the Company’s customers represented 99% and 96%, respectively, of our total net revenue.  We believe our credit evaluation and monitoring mitigates our credit risk.

Advertising

Advertising costs are expensed as incurred.  Advertising costs were approximately $17,000 and $27,000 in 2009 and 2008, respectively.

Shipping and Handling Costs

Our shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

In accordance with FASB ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all of the periods presented.  We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2009.  We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2006 through 2009 remain open to examination by taxing jurisdictions to which we are subject.  As of December 31, 2009, we did not have any tax examinations in process.

Deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit, or future deductibility is uncertain.  All deferred tax assets are fully offset by a valuation allowance because of our history of losses.

Common Stock Options

We account for our share-based compensation plans according to the provisions of FASB ASC Topic 718 “Stock Compensation”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  FASB ASC Topic 718 “Stock Compensation” requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Foreign Currency Transactions

Most sales are made in US dollars.  Occasionally, a sale or purchase may be made in Euros or Japanese Yen.  Any transaction gains and losses are reflected in operating results and are not significant.

Reclassifications

Certain amounts have been reclassified in prior periods’ statements to conform to the current year’s presentation.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We had no such accruals at December 31, 2009 and 2008.

Recently Issued Accounting Standards

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. Our accounting policies were not affected by the conversion to ASC.

ASU 2010-06

Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition – Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-05

ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. No new fair-value measurements are required. We do not believe that the adoption of this ASU will have a material effect on our financial position, results of operations or cash flows.

Note C - Long-Term Debt and Other Financing Arrangements

As of January 1, 2009, we had $1,786,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Class 2 Notes bear interest at 12%. The maturities of these notes were scheduled to be $210,000 in the first quarter 2009, $857,500 on July 1, 2009 and $718,500 on October 1, 2009.  $10,000 of these notes were paid when due and the balance of these notes have had their maturity dates extended. See  Note N – Subsequent Events for recent activity associated with the maturity dates of Class 2 Notes.

As of January 1, 2009, we also had $3,671,000 of outstanding Class 3 Notes. The Class 3 Notes bear interest at 8% that is payable January 1 and July 1 of each year. The Notes are secured by our intellectual property and have been issued primarily to related parties. Also, the Notes are convertible into the Company’s common stock at $0.25 per share and mature on July 1, 2010. The Board of Directors (“Board”), effective December 16, 2008, amended the Fifth Amended Note and Warrant Purchase Agreement to provide for any Class 3 Notes issued after December 15, 2008 to bear interest at 12% and to be immediately convertible into common shares at no less than $0.15 per share.

On January 8, 2009, we issued $159,733 of Class 3 Convertible Notes and paid cash of $19,385 for payment of interest due January 1, 2009 on previously issued Class 3 Convertible Notes. The $159,733 of Class 3 Convertible Notes, bear interest at 12%, are convertible at $0.15 per share and are due July 1, 2010. The payment of the interest with Class 3 Convertible Notes with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of issuance, resulted in a beneficial conversion feature of $10,649.   This is reflected in the Statements of Operations as “Extinguishment loss from exchange of debt instruments”.

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five (5) warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 of which receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in June of 2009 and have been subsequently extended.  See Note N – Subsequent Events in the Notes to  Financial Statements for recent activity associated with the maturity of Class 2 Notes.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants was $7,807 and the value of accrued warrants was $1,410 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Convertible Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.   This is reflected in the Statements of Operations as “Extinguishment loss from exchange of debt instruments”.

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

On September 16, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement.  This amendment (a) increased the total allowable secured debt from $8,000,000 to $10,000,000; and (b) modified a paragraph limiting the future issuance of Common Stock to except securities which are Notes or Warrants.

On October 1, 2009, we extended the terms on $1,566,000 of Class 2 Notes due on October 1, 2009 to January 15, 2010 and issued 1,040,425 associated warrants to purchase stock at $0.15 on October 8, 2009.  The remaining $5,000 of notes due October 1, 2009 and associated interest were paid in full.

On December 21, 2009, we extended the terms on $1,289,112 of Class 2 Notes due on December 31, 2009 to January 15, 2010.

During the quarter ended June 30, 2009, we issued $819,112 of new Class 2 Notes of which $694,112 were issued in payment of $680,000 of existing Class 2 Notes and their accrued interest of $14,122.  All of the new Class 2 Notes receive 10% interest and warrants and mature December 31, 2009.  For the quarter ended June 30, 2009, we issued 379,773 warrants and accrued 613,685 warrants that were earned but not issued. The value of the issued warrants was $34,543 and the value of the accrued warrants was $10,220 as determined using the Black-Scholes option-pricing model.  We also paid off $100,000 of Class 2 Notes with accrued interest of $394.

During the quarter ended September 30, 2009, we issued $270,000 of new Class 2 Notes.  All of the new Class 2 Notes receive 10% interest and warrants and mature December 31, 2009.  For the quarter ended September 30, 2009, we issued 1,117,390 warrants (includes the 1,006,432 of warrants issued in July 2009) and accrued 1,754,776 warrants that were earned but not issued. The value of the issued warrants was $19,519 and the value of accrued but not issued warrants was $29,539 as determined using the Black-Scholes option-pricing model. We also paid off $55,000 of Class 2 Notes with accrued interest of $5,738.

During the quarter ended December 31, 2009, we issued $150,000 of new Class 2 Notes.  All of the new Class 2 Notes received 10% interest and warrants and mature December 31, 2009.  For the quarter ended December 31, 2009, we issued 1,102,068 warrants (includes the 1,040,425 of warrants issued on October 1, 2010) and accrued 4,114,888 warrants that were earned but not issued.  The value of the issued warrants was $24,730 and the value of accrued but not issued warrants was $71,940 as determined using the Black-Scholes option-pricing model.

$1,566,000 of Class 2 notes have the right to convert the face value of their note and accrued interest of $481,057 (as of March 31, 2010) into Class 3 Convertible Notes at any time through April 30, 2010, provided there are sufficient available authorized shares that all such notes and interest could convert if they desired.  Such right is presently suspended because there are not sufficient shares available if all of the notes were to be converted.  We do not expect any of these Class 2 Notes to be converted prior to the expiration of the right on April 30, 2010.

See Note N – Subsequent Events for recent activity associated with the issuance of Class 2 Notes.

The following table summarizes Class 2 Note activity for the year ended December 31, 2009:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance January 1, 2009	$-	$-	$-	$-	$1,786,000	$-
						0
Quarter Ended March 31, 2009	780,000	(110,000)	-	-	670,000	7,807

Quarter Ended June 30, 2009	125,000	-	(100,000)	14,112	39,112	34,543

Quarter Ended September 30, 2009	270,000	-	(55,000)	-	215,000	19,519

Quarter Ended December 31, 2009	150,000	-	(5,000)	-	145,000	24,730

Balance December 31, 2009	$1,325,000	$(110,000)	$(160,000)	$14,112	$2,855,112	$86,599

During the year ended December 31, 2009, we sold $429,000 of Class 3 Convertible Notes and also issued $311,392 of Class 3 Convertible Notes for the payment of interest.  The Notes bear interest at 12%, mature July 1, 2010, and are convertible at $0.15 per share.

The following table summarizes Class 3 Note activity for the year ended December 31, 2009:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance

Balance January 1, 2009	$-	$-	$-	$-	$3,671,644

Quarter Ended March 31, 2009	90,000	110,000	-	160,022	360,022

Quarter Ended June 30, 2009	19,000	-	-	-	19,000

Quarter Ended September 30, 2009	170,000	-	-	151,659	321,659

Quarter Ended December 31, 2009	150,000	-	-	-	150,000

Balance December 31, 2009	$429,000	$110,000	$-	$311,681	$4,522,325

During the quarter ended September 30, 2009, we issued $19,000 of unsecured Notes to Officers of the Company. The Notes bear interest at 12% and are due December 31, 2009.  The notes were paid in December of 2009.

On September 15, 2008, we entered into Exchange Agreements with the Note Holders which changed the terms of and/or exchanged certain notes whereby:

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

b)
The holders of the Class 2 Notes issued prior to December 2, 2007 (i) exchanged $1,477,000 of their outstanding Class 2 Notes and associated accrued interest of $90,800 for Class 3 Notes due July 1, 2010 and convertible into common stock at $0.25 per share; (ii) amended the maturity date on $718,500 of their outstanding Class 2 Notes to July 1, 2009; and (iii) amended the maturity date on the remaining $718,500 of their outstanding Class 2 Notes to October 1, 2009.  This resulted in the issuance of $1,567,800 of Class 3 Notes.  The exchange of the Class 2 Notes for the Class 3 Notes with a right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $1,128,817.  This was reflected in the Statements of Operations as “Extinguishment loss from modification and exchange of debt instruments”.

c)
The holders of $1,803,000 of Class 2 Notes issued after December 2, 2007 exchanged their outstanding Notes and associated accrued interest of $66,846 for Class 3 Notes due July 1, 2010.  The exchange of the Class 2 Notes for the Class 3 Notes with a right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $1,346,289. This was reflected in the Statements of Operations as “Extinguishment loss from modification and exchange of debt instruments”.

d)
The holders $139,000 of Class 3 Notes issued in 2004 exchanged their Class 3 Notes for Class 2 Notes earning 12% interest.  $69,500 of these notes were due July 1, 2009 and $69,500 were due October 1, 2009.

e)
The holders of $234,000 of Class 3 Notes issued in 2004 amended their terms to be the same as the newly issued Class 3 Notes.  The change in the strike price to $0.25 with a right to convert immediately resulted in a beneficial conversion feature of $168,480. This was reflected in the Statements of Operations as “Extinguishment loss from modification and exchange of debt instruments”.  These notes are now due July 1, 2010.

For more information on the Exchange Agreements, please refer to Note I – Share Based Compensation.

The aggregate amount of outstanding Class 2 and Class 3 Notes is $7,377,432 as of December 31, 2009.

A summary of the Company’s debt obligations is as follows as of December 31:

	2009	2008
	(in thousands)

Short Term Debt:
Class 2 Notes	$2,855	$1,786
Class 3 Notes	4,522	-
Net Short Term Debt	$7,377	$1,786

Long Term Debt:
Class 2 Notes	$-	$-
Class 3 Notes	-	3,671
Total Long Term Debt	$-	$3,671

See Note N – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

Max Coon, Vice Chairman of the Board of Directors and Secretary of the Company, holds $134,012 of Class 3 notes and earned interest of $2,979 and $10,739  in 2008 and 2009, respectively.  Maxco, Inc., whose President is Max Coon, holds $125,000 of Class 2 notes and $152,106 of Class 3 notes and earned interest of $39,318 and $26,570 in 2008 and 2009, respectively.  For more related party information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB ASC Topic 740, “Income Taxes.”  The Company continually reviews realizability of deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2009, the Company has cumulative net operating loss carryforwards approximating $53.0 million (expiring: $6.9 million in 2010, $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, $2.7 million in 2025, $2.9 million in 2026, $3.0 million in 2027, $2.9 million in 2028, and $2.2 million in 2029) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000.  Additionally, the Company’s inactive subsidiary in the United Kingdom has cumulative net operating loss carryforwards approximating $3.8 million that do not expire.  For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carryforward period.  The remaining valuation allowance is necessary due to the uncertainty of future income estimates.  The valuation allowance increased $777,000 in 2009 and $2,993,000 in 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2009	2008
	(in thousands)
Deferred tax liabilities:
Tax depreciation	$16	$21
Total deferred tax liabilities	16	21

Deferred tax assets:
Net operating loss carryforwards	18,085	17,318
Credit carryforwards	331	331
Inventory reserve	(51)	51
Accrued vacation	18	21
Warranty reserve	37	29
Accrued interest	263	152
Deferred revenue	24	223
Stock compensation expense	411	221
Warrants issued to PIPE investors	1,434	1,434
Other	4	4
Total deferred tax assets	20,556	19,784
Valuation allowance for deferred tax assets	20,540	19,763
Net deferred tax assets	16	21
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2009	2008
	(in thousands)
Net income (loss)	$(2,761)	$(10,733)
Foreign net income (loss)	-	-
U.S. net income (loss)	$(2,761)	$(10,733)

Tax provision (benefit) at U.S. statutory rates	$(939)	$(3,649)
Change in valuation allowance	777	2,993
Extinguishment loss from exchange of debt	6	898
Stock compensation expense	100	(221)
Other	56	(21)
	$-	$-

There were no income tax payments made in 2009 or 2008.

We account for uncertain tax positions under the provisions of FASB ASC Topic 740, “Income Taxes”. We have not identified any material uncertain tax positions for the open tax years 2006 through 2009. Therefore, no unrecognized tax benefits were presented for the years ended 2009 and 2008.  Because of our historical significant net operating losses, we have not been subject to income taxes since 1995.

We classify all interest and penalties related to uncertain tax positions as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2009 and 2008.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2006 through 2009 remain open to examination by taxing jurisdictions to which we are subject.  As of December 31, 2009, we did not have any tax examinations in process.

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

The following table sets forth the computation of basic and diluted loss per share:

	2009	2008
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(2,761)	$(10,733)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	30,268	29,566
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.36)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect.  For additional disclosures regarding stock options and warrants, see Note I.

Note G - Employee Savings Plan

We have an Employee Savings Plan covering substantially all employees.  We contribute $0.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation.  The Plan also provides for discretionary contributions by the Company as determined annually by our Board of Directors.  The contributions we charged to operations under the Plan were approximately $8,600 and $10,000 for 2009 and 2008, respectively.

Note H – Lease Commitments and Contingencies

We use equipment and office space under operating lease agreements requiring rental payments approximating $103,000 in 2010, $4,000 in 2011 and $3,000 in 2012.  Rent expense charged to operations approximated $107,000 and $105,000 in 2009 and 2008, respectively.  Our operating lease for office and manufacturing space expires January 1, 2011 and an extension or renewal will need to be negotiated.

Note I – Share-Based Compensation

We currently have two active stock option plans, the 2004 Employee Stock Option Plan (“2004 Plan”) and the 2008 Integral Vision, Inc. Equity Incentive Plan (“2008 Plan”) (collectively the “Plans”).  The purpose of the Plans generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.

The 2004 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options and Non-Qualified Stock Options.  The maximum number of shares cumulatively available is 1,000,000 shares.

The 2008 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares.  The maximum number of shares cumulatively available is 4,828,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan. On March 24, 2009, on the recommendation of the Compensation Committee, the Board of Directors approved amending and restating the 2008 Integral Vision, Inc. Equity Compensation Plan to provide for an additional 2,500,000 shares for awards under the Plan of which an additional 1,500,000 may be awarded over the two year period beginning March 24, 2009 to the Company’s Chief Executive Officer.  The shareholders approved the amendment and restatement at the annual shareholders meeting held May 20, 2009.  As of December 31, 2009, 2,328,000 Stock Option shares and 1,300,000 Restricted Shares have been granted from the 2008 Equity Incentive Plan leaving a balance of 3,700,000 shares available for future grants.

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

The Compensation Committee of the Board of Directors on January 1, 2009 awarded 116,000 shares of restricted stock to a  certain officer of the Company. The issuance resulted in an expense of $18,560, which was recognized ratably as compensation expense over the nine month vesting period.

We granted 2,426,000 options and 1,184,000 shares of restricted stock to employees during 2008. We also exchanged and repriced 1,070,000 previously issued options under the 2004 Plan.

The Compensation Committee of the Board of Directors on January 22, 2008 granted 129,000 options with an exercise price of $0.13 per share to certain officers of the Company. The issuance resulted in an expense of $11,278, which was recognized ratably as compensation expense over the one-year vesting period.

On February 15, 2008, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender certain 2004 Plan options in exchange for replacement 2004 Plan options effective February 15, 2008.  The replacement options “cliff vest” 50% after 1 year and the balance after 2 years.  The program received 100% participation.   942,000 options with an average exercise price of $0.75 were surrendered and 942,000 options with an exercise price of $0.26 were issued as replacements.  The exchange resulted in an additional expense of $53,513 which is recognized ratably as compensation expense over the remaining vesting period from February 15, 2008 to February 15, 2010 along with the remaining $85,438 of unamortized compensation expense for the unvested portion of the options exchanged.

On April 3, 2008, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender 128,000 options in exchange for replacement options effective April 4, 2008. The replacement options “cliff vest” 50% after 1 year and the balance after 2 years.  The program received 100% participation.  The exchange resulted in an expense of $13,188, which is recognized ratably as compensation expense over the vesting period from April 4, 2008 to April 4, 2010.

On May 1, 2008, the Compensation Committee of the Board of Directors granted options on 97,000 shares with an exercise price of $0.22 to certain key employees of the Company.  The options vest in 1 year and resulted in an expense of $15,037, which was recognized ratably as compensation expense over the vesting period from May 1, 2008 to May 1, 2009.

On May 16, 2008, the Compensation Committee of the Board of Directors granted options on 1,000,000 shares with an exercise price of $0.17 to certain officers and employees of the Company. The options vest in 1 year and resulted in an expense of $119,978, which was recognized ratably as compensation expense over the vesting period from May 16, 2008 to May 16, 2009.

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

On September 17, 2008, the Compensation Committee of the Board of Directors granted 1,184,000 shares of restricted stock with a per share value of $0.30 to certain key officers of the Company. The total compensation expense of $355,200 will be amortized as compensation expense as follows: 1) 500,000 shares with a value of $150,000 was expensed over a four month vesting period through December 31, 2008 and 684,000 shares with a value of $205,200 was expensed over a twelve month vesting period through September 30, 2009.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the assumptions noted in the following table. The fair value of all awards is amortized on a straight line basis over the requisite service periods.  The expected life of all awards granted represents the period of time that they are expected to be outstanding.  The expected life is determined using historical and other information available at the time of grant.  Expected volatilities are based on historical volatility of our common stock, and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  No dividends are expected to be paid.  We use historical data to estimate pre-vesting option forfeitures.

The values in the table below reflect weighted averages for stock awards made in the designated years.  There were no stock options awarded in 2009.

Year Ended December 31	2008
Expected Life (in years)	5.0
Expected volatility	198.6%
Risk-free interest rate	2.8%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of option activity under all Plans for the years ended December 31, 2009, and 2008 follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,795	$0.23	1,496	$0.71
Granted	0	0.00	3,496	0.24
Exercised	0	0.00	0	0.00
Expired	(10)	0.26	(1,197)	0.75
Outstanding at December 31
($.10 to $0.30 per share)	3,785	$0.23	3,795	$0.23
Exercisable ($.10 to $.30 per share)	3,195	$0.23	1,299	$0.27

A summary of the status of our nonvested shares as of December 31, 2009, and changes during years ended December 31, 2009, and December 31, 2008, is presented below:

	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	2,496,000	$0.27	650,000	$0.42
Granted	0	0.00	3,496,000	0.24
Cancellations	(10,000)	0.26	(650,000)	0.73
Vested	(1,896,000)	0.20	(1,000,000)	0.30
Nonvested at December 31	590,000	$0.25	2,496,000	$0.27

The weighted average grant date fair value of options granted during 2008 was $0.24. No options were granted in 2009.

The following table summarizes share-based compensation expense for the years ended December 31, 2009 and 2008 related to share-based awards under FASB ASC Topic 718 “Stock Compensation” as recorded in the Statements of Operations in the following expense categories:

	2009	2008
	(in thousands)
Marketing	$33	$85
Engineering and Development	49	163
General and Administrative	211	402
Total share-based compensation expense	$293	$650

As of December 31, 2009, we had $9,792 of unrecognized expense related to un-vested share-options  which will be recognized ratably as compensation expense over the remaining vesting period  through September 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2009 and 2008 follows:

	2009			2008
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.10 to $0.30	3,785	7.9	3,195	3,795	8.9	1,299

$0.10 to $0.30	3,785	7.9	3,195	3,795	8.9	1,299

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

For more information on the agreements, please refer to Note C – Long Term Debt and Other Financing Arrangements.

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2009 and 2008 is as follows:

	2009				2008
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	10,500	2.57	10,500	$0.001	10,500	3.57	10,500
Class 2 Note Warrants	$0.190	4,616	3.06	4,616	$0.250	2,090	2.82	2,090
Class 3 Convertible Notes	$0.220	20,358	0.50	20,358	$0.250	14,687	1.50	14,687
1995 Employee Stock Option Plan	$0.170	184	1.96	184	$0.170	184	2.95	184
1999 Employee Stock Option Plan	$0.170	290	6.19	290	$0.170	290	7.19	115
2004 Employee Stock Option Plan	$0.250	983	8.13	517	$0.250	993	9.13	-
2008 Equity Compensation Plan	$0.240	2,328	8.55	2,204	$0.240	2,328	9.54	1,000
	$0.159	39,259	2.07	38,669	$0.164	31,072	3.20	28,576

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

The following table illustrates the changes in our warranty liability for the years ended December 31, 2009 and 2008:

	Amount	Amount
	2009	2008
	(in thousands)
Balance as of January 1	$84	$82
Charges to expense	30	9
Utilization/payment	(6)	(7)
Balance as of December 31	$108	$84

Note K – Operations by Geographic Area

FASB Topic ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders.  It also established standards for related disclosures about products and services, and geographic areas.  Operating segments are defined as components of the enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

We are engaged in one business segment: vision-based inspection products.  The following presents information by geographic area.

	Year Ended December 31
	2009	2008
	(in thousands)
Net revenues by geographic area:
North America	$64	$527
Europe	17	500
Asia	1,673	-
	$1,754	$1,027

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L – Royalty Payments

The Company earned approximately $23,000  in royalties in 2008.   No royalties were earned in 2009.

Note M – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses from operations in the years of 2009 and 2008 of $2.7 million and $10.7 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers throughout 2010 and into 2011 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through March 27, 2010, we have used $7,923,743 of Class 2 and Class 3 Notes to fund operations.  $4,868,631 of these are Class 3 Notes which mature July 1, 2010; $1,566,000 are Class 2 Notes which mature April 30, 2010; and the balance of $1,489,112 are Class 2 Notes which mature on June 30, 2010.  We will need to raise additional funds in the second quarter of 2010 to pay these notes as they mature or negotiate the extension of their due date.  Taking into account existing and anticipated orders, we expect that we may need to raise an additional $500,000 to fund operations through the first quarter of 2011.  If the anticipated orders do not materialize as expected, we will need to raise additional capital.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note N – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note N – Subsequent Events

From January 1, 2010 through March 27, 2010, we issued an aggregate of $546,308 of new Class 2 and Class 3 Notes to pay interest obligations and to fund operations.  We also exchanged $171,118 of Class 2 notes issued in 2010 and associated interest for an equal amount of Class 3 notes.  As of March 27, 2010, the aggregate amount  of Class 2 and Class 3 Notes outstanding is $7,923,743.

On January 5, 2010, we extended the terms on $2,855,112 of Class 2 Notes due January 15, 2010.  $1,289,112 of Class 2 Notes were extended to January 31, 2010 and $1,566,000 were extended to April 30, 2010 and were given the right to exchange all or any part of the Class 2 Notes for 90 days  for Class 3 Notes paying 12% interest and convertible at $0.15 per share subject to sufficient shares being authorized by the shareholders at the annual meeting to support the exchange of all outstanding Class 2 Notes with the right of exchange.

On January 31, 2010, we extended the $1,289,112 of Class 2 Notes due January 31, 2010 to June 30, 2010 and gave the right to exchange all or any part of the Class 2 Notes for 90 days for Class 3 Notes paying 12% interest and convertible at $0.15 per share subject to sufficient shares being authorized by the shareholders at the annual meeting to support the exchange of all outstanding Class 2 Notes with the right of exchange.

On March 17, 2010 the Board of Directors changed the stated value of our common stock from $0.20 to “no stated value”.

From January 1, 2010 through March 27, 2010, we issued 3,700,363 warrants, to purchase stock at $0.15, to Class 2 Noteholders for payment of interest.

On March 25, 2010, Maxco, Inc. (a related party) distributed all of its 2,410,183 shares of Integral Vision common stock to its shareholders under Maxco, Inc.’s complete liquidation plan.  Maxco, Inc.’s Class 3 Convertible Notes, Class 2 Notes and warrants were not distributed at this time and are still held by Maxco, Inc.

On March 26, 2010, 1,850,000 of warrants for common stock issued April 12,2005 and repriced September 15, 2008 to $0.001 per share were exercised for $1,850.00.  These shares are included in the outstanding shares listed on the face of this document.

Corporate Officers	Corporate Directory

Charles J. Drake, 69, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 52, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI
General Counsel
Jeffrey J. Becker, 48, is Senior Vice President of Integral Vision, Inc.	J.M. Warren Law Offices, P.C. Lansing, MI

Andrew Blowers, 42, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Paul Zink, 44, is Vice President of
Applications of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-K
Charles J. Drake Chairman of the Board of Directors, Integral Vision,	Interested stockholders may obtain, without charge, a copy of the Company’s Annual
Inc. Chief Executive Officer, Integral Vision, Inc.	Report on Form 10-K, as filed with the Securities and Exchange Commission, upon written request to:
Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners Ltd.	49113 Wixom Tech Drive
Wixom, MI 48393
Mark R. Doede Director, Integral Vision, Inc.
President, Integral Vision, Inc. Chief Operating Officer, Integral Vision, Inc. Chief Finacial Officer, Integral Vision, Inc.	Guerrant Associates Laura Guerrant +1 (808) 882-1467

E-Mail Investor Relations
cdrake@iv-usa.com
lguerrant@guerrantir.com

On the World Wide Web
www.iv-usa.com

Exhibits to Form 10-K

Integral Vision, Inc.

Year Ended December 31, 2009

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