Form 10-K/A
period 2009-12-31
INTEGRAL VISION INC
filed 2010-04-30
CIK 719152

United States
Securities and Exchange Commission
Washington, D.C.  20549

AMENDMENT NO. 1 TO FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2009.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to _______.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 668-9230

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value or Stated Value
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
Yes☐       No☐

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 34,333,409 shares of common stock as of April 23, 2010.

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

EXPLANATORY NOTE

The registrant filed a Form 10-K on March 31, 2010.  The registrant is filing this Amendment No. 1 to Form 10-K with the SEC in order to update Part III to include such information that would have been incorporated by reference from the registrant’s definitive proxy statement had such proxy statement been filed with the SEC within 120 days of the end of the registrant’s fiscal year, pursuant to Instruction G(3) of Form 10-K.

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

ITEM 9B.  Other Information

None

Part III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

The following table sets forth information concerning Directors of the Company.  Each director is elected to hold office until the next annual meeting of shareholders or until their successors are elected.

	Present Position with the
	Company and Principal		Served as
Name	Occupation	Age	Director Since

Max A. Coon	Secretary and	75	1978
	Vice Chairman of the
	Board of Integral Vision, Inc.;
	President and Chairman
	of the Board of Maxco, Inc.

Charles J. Drake	Chairman of the Board	69	1978
	and Chief Executive Officer
	of Integral Vision, Inc.

Vincent Shunsky	Treasurer and Director	61	1978
	of Integral Vision, Inc.;

William B. Wallace	Director of Integral Vision,	65	1990
	Inc.; Senior Managing Director
	of Equity Partners Ltd.,
	a West Bloomfield, Michigan based
	private investment banking firm

Mark R. Doede	Director, President, Chief Operating	52	N/A
	Officer, and Chief Financial Officer
	of Integral Vision, Inc.

All of the foregoing Directors have been engaged in the principal occupation specified for the previous five years except Vincent Shunsky who was a Director, Treasurer and Vice President of Finance of Maxco, Inc. until December 1, 2005, was affiliated with the Gannon Group, P.C., a Lansing, Michigan based business and real estate valuation firm, from January 2006 through March 2008, and has been Managing Principal for Corporate Planning & Consulting, LLC from April 2008 to the present.

Mr. Coon is also a Director of Maxco, Inc., the common stock of which is traded on the Pink Sheets over-the-counter (OTC) market and Managing Member of Charlevoix Drive Properties, LLC.

During the year ended December 31, 2009, there were a total of two (2) meetings of the Board of Directors.  Max A. Coon and Vincent Shunsky were present at fewer than 50% of the meetings held during the period.

The Board of Directors has established a Compensation Committee whose members are Max A. Coon and Vincent Shunsky.  The Compensation Committee is responsible for establishing compensation for the Company’s Chief Executive Officer, approving executive compensation levels of all other executives and authorizing the levels and timing of bonus payments.  In addition, this committee is responsible for administering the Company's Employee Stock Option Plans and the 2008 Equity Incentive Plan, including designating the recipients and terms of specific grants.   The Compensation Committee acted one (1) time during the year ended December 31, 2009 to establish compensation criteria.  No new stock awards were approved in 2009 though a grant approved in 2008 became effective January 1, 2009.

Executive Officers

The following table sets forth information concerning the Executive Officers of the Company.

	Present Position with the
	Company and Principal		Served as
Name	Occupation	Age	Officer Since

Charles J. Drake	Chairman of the Board	69	1978
	and Chief Executive Officer
	of Integral Vision, Inc.

Mark R. Doede	President, Chief Operating	52	1989
	Officer and Chief Financial
	Officer of Integral Vision, Inc.

Jeffery Becker	Senior Vice President	48	2007
	of Integral Vision, Inc.

Andrew Blowers	Chief Technical Officer	42	2002
	of Integral Vision, Inc.

Paul M. Zink	Vice President of Applications	44	2007
	Engineering of Integral Vision, Inc.

Max A. Coon	Secretary and	75	1978
	Vice Chairman of the
	Board of Integral Vision, Inc.;
	President and Chairman
	of the Board of Maxco, Inc.

Vincent Shunsky	Treasurer and Director of	61	1978
	Integral Vision, Inc.

All of the foregoing officers of the Company have been engaged in the principal occupations specified above for the previous five years except as follows:

Mr. Jeffrey Becker was appointed Senior Vice President in May 2007.  Mr. Becker served as a Sales Engineer from 2005 to 2007.  Prior to 1999, Mr. Becker worked for the Company in various capacities, including spending extensive time in China for the Company.  From 1999 to 2005, Mr. Becker was not employed by the Company or involved in any activities associated with our business.  We rehired Mr. Becker in 2005 because of our prior relationship with him, especially due to his extensive experience with China.

Mr. Paul Zink was appointed Vice President of Applications Engineering in May 2007. Prior to that time, Mr. Zink served as Director Vision Applications from November 1998, Manager Vision Engineering from March 1995 to 1998, Software Supervisor from June 1993 to 1995 and Software Engineer from March 1991 to 1993.

Vincent Shunsky was a Director, Treasurer and Vice President of Finance of Maxco, Inc. until December 1, 2005, was affiliated with the Gannon Group, P.C., a Lansing, Michigan based business and real estate valuation firm, from January 2006 through March 2008, and has been Managing Principal for Corporate Planning & Consulting, LLC from April 2008 to the present.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's Directors and Executive Officers or beneficial owners of over 10% of any class of the Company's equity securities to file certain reports regarding their ownership of the Company's securities or any changes in such ownership.

Based solely upon our review of copies of such reports (and amendments thereto) which we have received during the year ended December 31, 2009, and written representations of the persons required to file said reports, we believe that all reporting persons complied with these reporting requirements during fiscal year 2009 except for the following late reports: Mr. Max A. Coon was late filing Form 4’s for a January 8, 2009 and a July 1, 2009 transaction.  Mr. Mark Doede was late filing Form 4 for a January 1, 2009 transaction.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Integral Vision, Inc.’s Code of Ethics has been filed with the Commission as Exhibit 14 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and is incorporated herein by reference.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since the filing of our Definitive Proxy Statement dated April 6, 2009.

The Board of Directors has appointed a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act whose members are William B. Wallace and Vincent Shunsky.  Because the common stock of the Company is traded on the Over the Counter Bulletin Board, the Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market regarding the independence of the members of the Board of Directors.  Nevertheless, it is the opinion of the Board of Directors that the members of the Audit Committee are each independent as defined in the listing standards of the Nasdaq Stock Market.  In addition, the Board of Directors has determined that both William B. Wallace and Vincent Shunsky meet the definition of an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.  Executive Compensation

Compensation Discussion and Analysis

Overview and Philosophy

The Compensation Committee is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies.  In addition, the Compensation Committee, pursuant to authority delegated by the Board, determines on an annual basis the compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Company.  The Chief Executive Officer has been granted the authority to grant bonuses to other executive officers of the Company up to a pre-approved amount.

The objectives of the Company's executive compensation program are to:

-	Support the achievement of desired Company performance.
-	Provide compensation that will attract and retain superior talent and reward performance.
-
Align the executive officers' interests with the success of the Company by placing a portion of pay at risk, with payout dependent upon corporate performance, and through the granting of equity incentives.

The executive compensation program provides an overall level of compensation opportunity that is competitive with companies of comparable size and complexity.  The Compensation Committee will use its discretion to set executive compensation where, in its judgment, external, internal or an individual's circumstances warrant it.

Executive Officer Compensation Program

The Company's executive officer compensation program is composed of base salary, bonus, long-term incentive compensation in the form of equity, and various benefits, including medical and employee savings plans, generally available to employees of the Company.

Base Salary

Base salary levels for the Company's executive officers are competitively set relative to other comparable companies.  In determining salaries, the Compensation Committee also takes into account individual experience and performance.  Due to the Company’s circumstances, base salary levels for certain of the Company's executive officers were unchanged from the prior year.

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

In May 2008, the 2008 Equity Incentive Plan (“Plan”) allowing the issuance of equity based incentives on up to 4,828,000 shares of the Company’s common stock was approved by the Shareholders.  The Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Company's Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares.

In May 2009, the 2008 Equity Incentive Plan was modified by shareholders to allow the issuance of up to 7,328,000 shares of the Company’s common stock.

In May 2004, a stock option plan allowing the issuance of options on up to 1,000,000 shares of the Company's common stock was approved by the Shareholders.  This stock option plan provides for the grant of both options intended to qualify as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code, as amended, and non-statutory stock options which do not qualify for such treatment.  The stock option plan authorizes a committee of directors to award executive and key employee stock options, as well as options to directors and non-employees who are in a position to materially benefit the Company.  Stock options are granted at an option price equal to the fair market value of the Company's common stock on the date of grant, have ten-year terms and can have exercise restrictions established by the committee, provided that the Compensation Committee of the Board of Directors is authorized to approve modifications to the option price and other terms of stock options at or subsequent to their issuance.

Stock option plans, each authorizing options on 500,000 shares of our common stock on substantially the same terms, were approved by our shareholders in 1999 and 1995.

Employee Savings Plan

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

Benefits

The Company provides medical benefits to the executive officers that are generally available to Company employees.  Additionally, executive officers may be provided with other benefits, such as life insurance and an automobile allowance. See the Summary Compensation Table below for further detail.

Chief Executive Officer

Charles J. Drake has served as the Company's Chief Executive Officer since 1978.  His base salary for the 2009 fiscal year was $160,000.  The bonus paid to Mr. Drake for 2009 was $80,000.  Due to the Company’s circumstances, Mr. Drake’s salary was unchanged from the prior year.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by the Chief Executive Officer of the Company and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	All Other Compensation ($)		Total
Charles J. Drake	2009	160,000		80,000			15,410	[3]	255,410
Chief Executive Officer	2008	160,000		80,000	300,000	168,216	18,113	[3]	726,329

Mark R. Doede	2009	120,000		36,000	18,560		13,265	[4]	187,825
President & Chief Operating Officer	2008	120,000		36,000	55,200	40,453	15,592	[4]	267,245

Jeffery J. Becker	2009	126,534	[2]	12,000			10,865	[5]	149,401
Senior Vice President	2008	104,665	[2]	12,000		85,531	10,384	[5]	212,582

1 Refer to Note I of the Financial Statements as presented in this Form 10-K for more information.
2 Includes $20,439 and $19,665 of commissions in 2009 and 2008, respectively.
3 Includes term life insurance premiums of $300 in 2009 and 2008.
4 Includes term life insurance premiums of $346 in 2009 and 2008.
5 Includes term life insurance premiums of $252 and $253 in 2009 and 2008, respectively.

Options Exercised During Fiscal Year

There were no options exercised during the fiscal year by executive officers named in the Summary Compensation Table above.

Grants of Plan Based Awards During Fiscal Year 2009

The following table lists plan based awards granted to executive officers named in the Summary Compensation Table above:

			Grants of Plan Based Awards during Fiscal Year 2008
Name	Grant Date		Estimated Future Payout Target (#)		Stock Award	Stock Options	Option Exercise Price ($)	Grant Date Fair Value ($)
Mark R. Doede	1/1/2009	1	116,000	2	-	-	-	18,560

1 These stock awards were issued from the 2008 Equity Incentive Plan.
2 Grant terms restrict the sale of stock awarded until all Class 2 Notes are repaid.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table lists unexercised options as of December 31, 2009 for the executive officers named in the Summary Compensation Table above.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options at FY-End (#)					Equity Incentive Plan Awards
Name	Exercisable	Unexercisable	Option Exercise Price ($)		Option Expiration Date	Market value of unearned shares ($)[6]		Number of unearned shares (#)
Charles J. Drake	500,000		0.17		5/15/2018	37,000	[7]	1,000,000
	500,000		0.30		9/16/2018

Mark R. Doede	50,000		0.13		8/1/2011	11,100	[7]	300,000
	50,000		0.24		3/12/2012
	40,000		0.15		5/7/2013
	33,000		0.13		1/20/2018
	117,500	117,500	0.26	[4]	2/14/2018
	50,000	50,000	0.15	[3]	4/3/2018
	116,000		0.17		5/15/2018

Jeffery J. Becker	33,000		0.13		1/20/2018
	65,000	65,000	0.26	[1]	2/14/2018
	57,000		0.22		4/30/2018
	90,000		0.17		5/15/2018

1 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.60.
2 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.70.
3 These stock options were issued in exchange for options originally granted on October 22, 1999 with an exercise price of $1.065.
4 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.87.
5 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.83.
6 Valued at the closing price of $0.037 on April 23, 2009.
7 Shares do not vest until outstanding Class 2 Notes are paid.

Refer to Note I - Share Based Compensation of the Financial Statements as presented in this Form 10-K for more information.

Director Compensation Table - 2009

The following table sets forth the cash compensation paid to directors of the Company for the last fiscal year.  No directors received any non-cash compensation.  For compensation paid to Charles J. Drake, refer to the Summary Compensation table above.

Name	Fees Earned ($)
Vincent Shunsky	7,200
William Wallace	11,400

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors consists of Max A. Coon and Vincent Shunsky.  Mr. Coon, although an officer of the Company, is also an officer and director of Maxco, Inc., is paid by Maxco, Inc. and receives no compensation from the Company.  Mr. Coon holds $134,012 of Class 3 notes and earned interest of $2,979 and $10,739 in 2008 and 2009, respectively.  Charlevoix Drive Properties, LLC, of which Max A. Coon is the managing member, holds $125,000 of Class 2 notes and $152,106 of Class 3 notes and earned interest of $39,318 and $26,570 in 2008 and 2009, respectively. See Note C – Long Term Debt and Other Financing of the Notes to Financial Statements included in Item 8 of this Form 10-K.  Mr. Shunsky, although an officer of the Company, receives no compensation from the Company other than a director fee of $600 per month and $200 per meeting.  The Compensation Committee acted one (1) time during the year ended December 31, 2009 to establish compensation criteria and levels and to grant options.  The Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with the management of the Company.  Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that such discussion and analysis be included herein.  As stated above, the Compensation Committee consists of Max A. Coon and Vincent Shunsky.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 regarding the status of our equity compensation plans approved by shareholders.  There are no equity compensation plans that have not been approved by shareholders.

	Number of common shares to be issued on exercise of outstanding options	Weighted average exercise price of outstanding options	Number of common shares remaining available for future issuance under equity compensation plans
Equity compensation plans approved by share holders	3,785,000	$0.24	3,717,000

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 13, 2010 about the shareholders who we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information about ownership of our common stock by each of our directors, our chief executive officer, our chief financial officer, our other three most highly compensated executive officers and our directors and executive officers as a group.  Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Integral Vision, Inc., 49113 Wixom Tech Drive, Wixom, Michigan 48393.

Amount and Nature of Beneficial Ownership
Name and Address		Amount and Nature of	Percent of
of Beneficial Owner	Type of Class	Beneficial Ownership	Class
Austin W. Marxe	Common Stock	5,759,841	15.18%
David M. Geenhouse (1)
153 East 53rd Street, 55th Floor
New York, NY 10022

Bonanza Master Fund, LTD (2)	Common Stock	4,970,600	14.48%
300 Crescent Court, Suite 1740
Dallas, TX 75201

J. N. Hunter (3)	Common Stock	8,725,579	21.67%
Industrial Boxboard Corporation
2249 Davis Court
Hayward, CA 94545

John R. Kiely, III (4)	Common Stock	9,142,170	22.88%
17817 Davis Road
Dundee, MI 48131

Charles J. Drake (5)	Common Stock	4,445,803	12.58%

Max A. Coon (6)	Common Stock	1,727,173	4.92%

Mark R. Doede (7)	Common Stock	965,500	2.76%

Jeffery B. Becker (8)	Common Stock	591,200	1.69%

Andrew Blowers (9)	Common Stock	863,050	2.55%

Paul M. Zink (10)	Common Stock	511,800	1.47%

Vincent Shunsky (11)	Common Stock	24,253	*

William B. Wallace	Common Stock	0	*

All Directors and Officers as a Group (12)	Common Stock	9,163,779	23.71%

* Beneficial ownership does not exceed 1%.

(1)
Austin W. Marxe and David M. Greenhouse are the principal owners of AWM, SSTA and MG. AWM is the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. SSTA is the general partner of and investment adviser to the Special Situations Technology Fund, L.P. and the Special Situations Technology Fund II, L.P. MG is the general partner of and investment adviser to the Special Situations Private Equity Fund, L.P. Through their control of AWM, SSTA and MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed below. The total beneficial ownership of Messrs. Marxe and Greenhouse includes:

(i)	105,000 shares of common stock and warrants for the purchase of 204,325 shares which expire on September 15, 2013, held by Special Situations Technology Fund, L.P.;

(ii)	645,000 shares of common stock and warrants for the purchase of 1,255,135 shares which expire on September 15, 2013 held by Special Situations Technology Fund II, L.P.;

(iii)	350,000 shares of commons stock and warrants for the purchase of 681,081 shares which expire on September 15, 2013 held by Special Situations Cayman Fund, L.P.;

(iv)	750,000 shares of common stock and warrants for the purchase of 1,459,459 shares which expire on September 15, 2013 held by Special Situations Private Equity Fund, L.P.; and

(v)	309,841 shares of common stock currently held by Special Situations Fund III QP, L.P.

(2)
The total beneficial ownership includes 4,970,600 shares of common stock currently held but does not include warrants for the purchase of 3,000,000 shares which expire on September 15, 2013 and are subject to a 4.99% blocker clause.

(3)	The total beneficial ownership J.N. Hunter includes:

(i)	263,846 shares of common stock held directly by J.N. Hunter in the J.N. Hunter IRA;

(ii)	187,846 shares held by the Industrial Boxboard Company, of which Mr. Hunter and his spouse are the sole general partners;

(iii)	2,343,272 shares held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust, of which Mr. Hunter and his spouse are the sole trustees;

(iv)	5,237,484 shares issuable upon the conversion of convertible notes held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which mature on July 1, 2010; and

(v)	693,131 shares issuable upon the exercise of warrants held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which expire September 15, 2012;

but does not include 4,538,505 shares issuable on the conversion of convertible notes and exercise of warrants held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which are subject to blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Blocker %

432,567	1/8/09	7/1/10	Convertible Note @ $0.15 per share	4.90

372,033	7/1/09	7/1/10	Convertible Note @ $0.15 per share	4.90

400,707	1/1/10	7/1/10	Convertible Note @ $0.15 per share	4.90

115,068	2/24/09	2/24/13	Warrant @ $0.15 per share	9.90

28,767	2/24/09	2/24/13	Warrant @ $0.15 per share	9.90

57,535	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90

14,384	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90

285,252	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90

22,603	6/4/09	6/4/13	Warrant @ $0.15 per share	9.90

28,767	7/3/09	7/3/13	Warrant @ $0.15 per share	4.90

65,753	7/28/09	7/28/13	Warrant @ $0.15 per share	4.90

45,205	8/28/09	8/28/13	Warrant @ $0.15 per share	4.90

349,518	7/3/09	7/3/13	Warrant @ $0.15 per share	4.90

376,705	10/8/09	10/8/13	Warrant @ $0.15 per share	4.90

699,041	2/1/10	2/1/14	Warrant @ $0.15 per share	4.90

551.469	3/23/10	3/23/14	Warrant @ $0.15 per share	4.90

(4)	The total beneficial ownership for John R. Kiely, III includes:

(i)	2,211,988 shares of common stock held directly;

(ii)	156,281 shares of common stock issuable upon the exercise of warrants which expire July 30, 2011 and are held directly;

(iii)	2,622,032 shares of common stock issuable upon the conversion of convertible notes which mature July 1, 2010 and are held by John R. Kiely, III in his personal living trust;

(iv)	191,733 shares of common stock issuable upon the exercise of warrants which expire January 2, 2012 and are held by John R. Kiely, III in his personal living trust;

(v)	1,291,693 shares held by John R. and Margaret Lee Kiely Revocable Trust, of which John R. Kiely, III is the sole trustee;

(vi)	2,410,465 shares issuable upon the conversion of convertible notes held by the John R. and Margaret Lee Kiely Revocable Trust, which mature on July 1, 2010;

(vii)
67,730 shares and 180,048 shares of common stock issuable upon the exercise of warrants which expire July 30, 2011 and January 2, 2012,  respectively, and are held by the John R. and Margaret Lee Kiely Revocable Trust; and

(viii)	10,200 shares held by Michael H. Kiely Trust, of which John R. Kiely is the co-trustee;

but does not include 2,762,638 shares issuable on the conversion of convertible notes and exercise of warrants held by the John R. and Margaret Lee Kiely Revocable Trust (Revocable Trust), by John R. Kiely, III in his personal trust (Personal Trust), or held jointly in a trust of which Michael H. Kiely and John R. Kiely are co-trustees (Joint Trust), all of which are subject to a blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Held By	Blocker %

158,027	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Revocable Trust	4.90

170,207	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Revocable Trust	4.90

184,467	7/3/09	7/3/13	Warrant @ $0.15 per share	Revocable Trust	4.90

198,817	10/8/09	10/8/13	Warrant @ $0.15 per share	Revocable Trust	4.90

368,938	2/1/10	2/1/14	Warrant @ $0.15 per share	Revocable Trust	4.90

291,054	3/23/10	3/23/14	Warrant @ $0.15 per share	Revocable Trust	4.90

172,127	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Personal Trust	4.90

185,393	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Personal Trust	4.90

246,575	2/18/10	2/18/14	Warrant @ $0.15 per share	Joint Trust	4.90

139,161	7/3/09	7/3/13	Warrant @ $0.15 per share	Personal Trust	4.90

149,985	10/8/09	10/8/13	Warrant @ $0.15 per share	Personal Trust	4.90

278,322	2/1/10	2/1/14	Warrant @ $0.15 per share	Personal Trust	4.90

219,565	3/23/10	3/23/14	Warrant @ $0.15 per share	Personal Trust	4.90

(5)	The total beneficial ownership for Mr. Drake includes:

(i)	2,945,803 shares of common stock currently held;

(ii)	500,000 shares of restricted common stock which vest when all Class 2 Notes are repaid; and

(iii)	1,000,000 options to purchase common stock which are immediately exercisable.

(6)	The total beneficial ownership for Mr. Coon includes:

(i)	929,072 shares of common stock held directly;

(ii)	34,467 shares of common stock issuable upon the conversion of convertible notes which mature July 1, 2010 and are held directly by Max A. Coon;

(iii)	17,059 shares held by Max A. Coon IRA;

(iv)	541,096 shares of common stock issuable upon the conversion of convertible notes which mature July 1, 2010 and are held by Charlevoix Drive Properties, LLC of which Mr. Coon is a member;

(v)
205,479 shares of common stock issuable upon the exercise of warrants which expire September 15, 2012 and are held by Charlevoix Drive Properties, LLC of which Mr. Coon is a member; but does not include 1,151,601 shares issuable on the conversion of convertible notes and exercise of warrants held by Max A. Coon or held by Charlevoix Drive Properties, LLC, all of which are subject to a blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Held By	Blocker %

503,452	1/2/08	7/1/10	Convertible Note @ $0.25 per share	Max A. Coon	4.90

19,860	1/8/09	7/1/10	Convertible Note @ $0.15 per share	Max A. Coon	4.90

37,127	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Max A. Coon	4.90

72,147	1/8/09	7/1/10	Convertible Note @ $0.15 per share	Charlevoix Drive Properties	4.90

40,067	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Charlevoix Drive Properties	4.90

43,160	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Charlevoix Drive Properties	4.90

77,055	7/3/09	7/3/13	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90

83,048	10/8/09	10/8/13	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90

154,110	2/1/10	2/1/14	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90

121,575	3/23/10	3/23/14	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90

(7)	The total beneficial ownership for Mr. Doede includes;

(i)	41,500 shares of common stock currently held;

(ii)	300,000 shares of restricted common stock which vest when all Class 2 Notes are repaid; and

(iii)	624,000 options to purchase common stock which are immediately exercisable.

(8)	The total beneficial ownership for Mr. Becker includes:

(i)	24,200 shares of common stock currently held; and

(ii)	567,000 options to purchase common stock which are immediately exercisable.

(9)	The total beneficial ownership for Mr. Blowers includes:

(i)	55,050 shares of common stock currently held; and

(ii)	843,500 options to purchase common stock which are immediately exercisable.

(10)	The total beneficial ownership for Mr. Zink includes:

(i)	15,800 shares of common stock currently held; and

(ii)	496,000 options to purchase common stock which are immediately exercisable.

(11)	The total beneficial ownership includes 22,253 shares of common stock held directly by Vincent Shunsky and 2,000 shares held by Mr. Shunsky’s IRA.

(12)
The total beneficial ownership includes 4,850,737 shares of common stock currently held by our officers and directors which includes 1,300,000 shares which vest when all Class 2 Notes are paid; options to purchase 3,530,000 shares held by five officers, which they are eligible to exercise immediately; and 781,042 shares of common stock issuable on the conversion or exercise of convertible notes and warrants held by Max A. Coon and Charlevoix Properties, LLC as detailed in note 7 above; but does not include 1,151,601 shares of common stock issuable on the conversion or exercise of convertible notes and warrants held by Max A. Coon and Charlevoix Drive Properties, LLC as detailed in note 7 above.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

Max A. Coon, Vice Chairman of the Board of Directors and Secretary of the Company, holds $134,012 of Class 3 notes and earned interest of $2,979 and $10,739 in 2008 and 2009, respectively.  Charlevoix Drive Properties, LLC, of which Max A. Coon is the managing member, holds $125,000 of Class 2 notes and $152,106 of Class 3 notes and earned interest of $39,318 and $26,570 in 2008 and 2009, respectively.  For more related party information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing of the Notes to Financial Statements included in Item 8 of this Form 10-K.

The securities referenced above were obtained from the Company in transactions under the same terms as concurrent transactions with unrelated parties.  In general, the Company will allow related parties to participate in transactions under the same terms and conditions as unrelated parties.  Where no unrelated parties are participating, the proposed transaction is reviewed by the Board for fairness against similar transactions with unrelated parties whenever possible.

ITEM 14.  Principal Accounting Fees and Services

Relationship with Independent Public Accountants

The firm of Rehmann Robson served the Company as its independent auditors for the year ended December 31, 2009.  During the years ended December 31, 2008 and December 31, 2009, Rehmann Robson billed the Company for its services as follows:

Audit Fees. For aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and December 31, 2009 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during those fiscal years:

2008:	$56,500
2009:	$50,950

Tax Fees.  For aggregate fees billed for professional services rendered for the preparation of the Company’s annual tax returns for the years ended December 31, 2008 and December 31, 2009:

2008:	$3,000
2009:	$3,000

All Other Fees.   For aggregate fees billed for professional fees with regard to the SEC comment letter on the registration statement and specific tax consulting projects for the years ended December 31, 2008 and December 31, 2009:

2008:	$11,000
2009:	$12,950

The Audit Committee of the Company's Board of Directors is of the opinion that the provision of services described above was compatible with maintaining the independence of Rehmann Robson.  All services rendered to the Company by Rehmann Robson are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee.  A statement of work and associated fees for audit and tax services is negotiated by the Audit Committee before work is begun.  Professional services outside of the statement of work are requested on an as needed basis.  These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in Rehmann Robson’s core work, which is the audit of the Company’s financial statements.  The Company’s Board of Directors has accepted the recommendation of the Audit Committee that the Company retain the firm of Rehmann Robson to serve as the Company’s independent auditors for the year ended December 31, 2010.

Part IV

ITEM 15.  Exhibits, Financial Statement Schedules

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1995, SEC file 000-12728, and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1994, SEC file 000-12728, and incorporated herein by reference).
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

10.1
Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 000-12728, and incorporated herein by reference).

10.2
Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 1992, SEC File 000-12728, and incorporated herein by reference).

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

14	Code of Ethics (filed as Exhibit 14 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
23.1	Consent of Rehmann Robson, independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(e) or Rule 15d-14(a).*
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.*

* Filed as an Exhibit to registrant’s Form 10-K filed March 31, 2010, SEC file 000-12728, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: April 29, 2010

By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: April 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: April 29, 2010

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: April 29, 2010

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: April 29, 2010

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: April 29, 2010

/S/ MARK R. DOEDE	Director
Mark R. Doede

Date: April 29, 2010

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheets of Integral Vision, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

/S/ Rehmann Robson, P.C.
Troy, Michigan
March 30, 2010

Balance Sheets
Integral Vision, Inc.

	December 31
	2009	2008
	(in thousands)
Assets
Current assets
Cash	$28	$144
Accounts receivable	50	208
Inventories	190	325
Other current assets	98	131
Total current assets	366	808

Property and equipment
Building improvements	4	4
Production and engineering equipment	354	234
Furniture and fixtures	80	80
Computer equipment	193	191
Marketing/demonstration equipment	139	139
	770	648
Less accumulated depreciation	580	491
Net property and equipment	190	157

Other assets - net of accumulated amortization of $1,559,000 for 2009 and $1,512,000 for 2008	61	72
	61	72
Total assets	$617	$1,037

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$7,377	$1,786
Accounts payable	114	141
Customer deposits	249	-
Accrued compensation and related costs	276	283
Accrued interest	774	446
Accrued product warranty	108	84
Other accrued liabilities	95	54
Deferred revenue	72	656
Total current liabilities	9,065	3,450

Long-term debt	-	3,671
Total liabilities	9,065	7,121

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 90,000,000 shares authorized; 30,866,409 shares issued and outstanding (29,566,409 in 2008)	6,173	5,913
Additional paid-in capital	47,528	47,391
Accumulated deficit	(62,149)	(59,388)
Total stockholders' deficit	(8,448)	(6,084)
Total liabilities and stockholders' deficit	$617	$1,037

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

Total net revenues (See Note B)	1,754	1,027
Costs of sales:
Costs of sales for products	850	573
Depreciation and amortization	21	17
Total costs of sales	871	590
Gross margin	883	437

Other costs and expenses:
Marketing	487	673
General and administrative – net	1,383	1,713
Engineering and development – net	939	1,032
Total other costs and expenses	2,809	3,418
Operating loss	(1,926)	(2,981)
Other (expense) income	(3)	29
Interest expense	(814)	(921)
Extinguishment loss from modification and exchange of debt instruments (See Note C)	(18)	(2,644)
Modification and issuance of warrants to PIPE Equity
Investors	-	(4,217)
Foreign currency translation gain	-	1
Loss from operations before income taxes	(2,761)	(10,733)
Income taxes	-	-
Net loss	$(2,761)	$(10,733)

Basic and diluted loss per share	$(0.09)	$(0.36)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	30,268	29,566

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2008	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)
Net loss for the year					(10,733)	(10,733)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )				243		243
Modification and issuance of warrants to PIPE Equity Investors (See Note I )				4,217		4,217
Extinguishment loss from modification and exchange of debt instruments (See Note C)				2,644		2,644
Modification of warrants previously issued in settlement of interest (See Note C)				230		230
Issuance of restricted stock				207		207
Share-based compensation				443		443
Balances at December 31, 2008	29,566,409	$5,913	$-	$47,391	$(59,388)	$(6,084)
Net loss for the year					(2,761)	(2,761)
Vested Stock Grants	1,300,000	260	-	(260)	-	-
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	-	-	86	-	86
Extinguishment loss from exchange of debt instruments (See Note C)	-	-	-	18	-	18
Share-based compensation	-	-	-	293	-	293
Balances at December 31, 2009	30,866,409	$6,173	$-	$47,528	$(62,149)	$(8,448)

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

Reclassifications

Certain amounts have been reclassified in prior periods’ statements to conform to the current year's presentation.

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

See Note N – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

Max A. Coon, Vice Chairman of the Board of Directors and Secretary of the Company, holds $134,012 of Class 3 notes and earned interest of $2,979 and $10,739  in 2008 and 2009, respectively.  Charlevoix Drive Properties, LLC, whose Managing Member is Max A. Coon, holds $125,000 of Class 2 notes and $152,106 of Class 3 notes and earned interest of $39,318 and $26,570 in 2008 and 2009, respectively.  For more related party information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

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

We account for uncertain tax positions under the provisions of FASB ASC Topic 740, ”Income Taxes”. We have not identified any material uncertain tax positions for the open tax years 2006 through 2009. Therefore, no unrecognized tax benefits were presented for the years ended 2009 and 2008.  Because of our historical significant net operating losses, we have not been subject to income taxes since 1995.

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

The 2004 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Company's Board of Directors to grant Incentive Stock Options and Non-Qualified Stock Options.  The maximum number of shares cumulatively available is 1,000,000 shares.

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

On September 17, 2008, the Compensation Committee of the Board of Directors granted options on 1,200,000 shares with an exercise price of $0.30 to certain officers of the Company. On the grant date, 500,000 options immediately vested which resulted in the recognition of $108,227 of compensation expense. The remaining 700,000 options vest as follows: 1) 500,000 options with a fair value of $108,227 will be expensed over a four month vesting period through December 31, 2008; 2) 140,000 options with a fair value of $30,303 will be expensed over a twelve month vesting period through September 30, 2009 and 3) 60,000 options with a fair value of $12,987 will be expensed over a twenty four month vesting period through September 30, 2010.

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

On March 25, 2010, Maxco, Inc. (a related party) distributed all of its 2,410,183 shares of common stock of the Company to its shareholders under Maxco, Inc.’s complete liquidation plan.  Maxco, Inc.’s Class 3 Convertible Notes, Class 2 Notes and warrants were not distributed at this time and are still held by Maxco, Inc.

On March 26, 2010, 1,850,000 of warrants for common stock of the Company issued April 12, 2005 and repriced September 15, 2008 to $0.001 per share were exercised for $1,850.00.  These shares are included in the outstanding shares listed on the face of this document.

On March 31, 2010, Maxco, Inc. (a related party) sold its interest in Class 2 and Class 3 secured notes and its interest in warrants for common stock of the Company to Charlevoix Drive Properties, LLC (a related party).

The Compensation Committee offered holders of 3,301,000 of stock options ranging in price from $0.13 to $0.30 per share the opportunity to surrender those options by April 2, 2010 and receive an equivelant number of new options.  All 3,301,000 shares were surrendered and reissued at the April 2, 2010 closing price of $0.679.

On April 12, 2010, 1,650,000 of warrants for common stock of the Company issued April 12, 2005 and repriced September 15, 2008 to $0.001 per share were exercised on a cashless basis resulting in the issuance of 1,617,000 shares of common stock.  These shares are included in the outstanding shares listed on the face of this document.

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

Filed as Exhibits to registrant’s Form 10-K filed March 31, 2010, SEC file 000-12728, and incorporated herein by reference.