Form 10-Q
period 2010-03-31
INTEGRAL VISION INC
filed 2010-05-17
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2010
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐ Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,675,409 shares of common stock as of May 14, 2010.

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

INTEGRAL VISION, INC.

FORM 10-Q Report
March 31, 2010

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets (unaudited)
as of March 31, 2010 and December 31, 2009	2-3

Condensed Statements of Operations
(unaudited) for the three months ended
March 31, 2010 and 2009	4

Statement of Stockholders’ Deficit (unaudited)	5

Condensed Statements of Cash Flows
(unaudited) for the three months ended
March 31, 2010 and 2009	6

Notes to Condensed Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 6. Exhibits	20

Signatures	22

INTEGRAL VISION, INC.
Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$45	$28
Accounts receivable	82	50
Inventories - Note B	193	190
Other current assets	90	98
Total current assets	410	366

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	354	354
Furniture and fixtures	80	80
Computer equipment	193	193
Marketing/demonstration equipment	139	139

	770	770
Less accumulated depreciation	(602)	(580)
Net property and equipment	168	190

Other assets - net of accumulated amortization of $1,565,000
($1,559,000 for 2009)	57	61
	$635	$617

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	March 31,	December 31,
	20010	2009
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable - Note C	$7,924	$7,377
Accounts payable	22	114
Customer deposits	139	249
Accrued compensation and related costs	285	276
Accrued interest	788	774
Accrued product warranty	133	108
Other accrued liabilities	126	95
Deferred revenue for product sales	80	72
Total current liabilities	9,497	9,065

Long-term debt (Note C)	-	-

Total liabilities	9,497	9,065

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; (See Note B) 70,000,000 shares authorized; 32,716,409 shares issued and outstanding for 2010 and (30,866,409) for 2009	53,742	53,701
Accumulated deficit	(62,604)	(62,149)
Total stockholders’ deficit	(8,862)	(8,448)
	$635	$617

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)
Revenue:
Net product sales	$530	$803
Total revenues (See Note-B)	530	803
Costs of sales:
Costs of sales for products	199	326
Depreciation and amortization	2	2
Total costs of sales	201	328
Gross margin	329	475

Other costs and expenses:
Marketing	114	136
General and administrative	245	400
Engineering and development	183	288
Total other costs and expenses	542	824
Operating loss	(213)	(349)
Other income	2	2
Extinguishment loss from exchange of debt instruments (See note C)	-	(18)
Interest expense	(244)	(162)
Net loss	$(455)	$(527)

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.02)

Weighted average number of shares of common stock and common stock equivalents, where applicable	30,990	30,066

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2010	30,866,409	$53,701	$(62,149)	$(8,448)
(See Note B)
Exercise of warrants	1,850,000	2	-	2
Issuance of warrants for settlement of interest on Class 2 Notes	-	32	-	32
Net loss for the period			(455)	(455)
Share-based compensation	-	7	-	7

Balance at March 31, 2010	32,716,409	$53,742	$(62,604)	$(8,862)

See notes to condensed financial statements

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009

	(in thousands)
Cash Flows From Operating Activities
Net loss	$(455)	$(527)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	23
Amortization	6	11
Gain on sale of equipment	(2)	-
Warrants issued in settlement of interest	32	8
Share-based compensation	7	112
Issuance of Class 3 Notes in settlement of interest	176	160
Extinguishment loss from exchange of debt instruments	-	18
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(32)	(334)
Inventories	(3)	(124)
Prepaid and other	8	46
Accounts payable and other current liabilities	(122)	(13)
Deferred revenue	8	(298)
Net Cash Used In Operating Activities	(355)	(918)

Cash Flows Used In Investing Activities
Proceeds from sale of equipment	2	-
Additional patents	(2)	(14)
Net Cash Used in Investing Activities	-	(14)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes	370	780
Proceeds from sale of Class 3 Notes	-	90
Proceeds from exercise of stock warrants	2	-
Net Cash Provided By Financing Activities	372	870
Increase (Decrease) in Cash	17	(62)
Cash at Beginning of Period	28	144
Cash at End of Period	$45	$82

Supplemental cash flows disclosure:
Interest paid	$14	$19
Supplemental non-cash investing activity:
Reclassification of inventory to equipment	$-	$113

See notes to condensed financial statements.

Notes to Condensed Financial Statements - Integral Vision, Inc.

The condensed financial statements in this report have been prepared by Integral Vision, Inc. without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2009, included in our amended Form 10-K filed with the Securities and Exchange Commission on April 30, 2010.

In the opinion of management, information included in this report reflects all adjustments, consisting only of normal, recurring adjustments, necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventories to determine whether adjustments for impairment are required.  At March 31, 2010 and December 31, 2009, inventories consisted of the following amounts (net of obsolescence reserves of $5,000 at March 31, 2010 and $0.00 at December 31, 2009):

	31-Mar-10	31-Dec-09
	(in thousands)
Raw materials	$152	$85
Work in process	7	69
Finished goods	34	36
	$193	$190

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value. During the quarter ended March 31, 2009, we reclassified approximately $113,000 of inventory to engineering equipment for use in research and development of our products. This equipment is being amortized over three years.

Stockholders Equity
On March 17, 2010 the Board of Directors changed the stated value of our common stock from $0.20 to “no stated value”.  As a result, we reclassified $47,528,000 of Additional Paid in Capital to Common Stock for the year ended December 31, 2009.

Deferred Revenue
Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At March 31, 2010, there was deferred revenue for product sales of $80,000. At December 31, 2009, there was deferred revenue of $72,000.

Revenue Recognition
We recognize revenue in accordance with ASC 605 “Revenue Recognition”, Software Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions of $61,000 and $47,000 for the three month periods ended March 31, 2010 and 2009, respectively.

Share-Based Compensation
We account for our share based compensation plans according to the provisions of ASC Topic 718 “Stock Compensation”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and expensed over the expected vesting period.   ASC Topic 718 requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Supplemental Disclosure of Non-cash Investing and Financing Activities
During 2009, we transferred $113,000 of inventory to Production and engineering equipment.

During 2010, we exchanged $170,000 of Class 2 Notes for $170,000 of Class 3 Notes. During 2009, we exchanged $110,000 of Class 2 Notes for $110,000 of Class 3 Notes.

During 2010, we issued $176,308 of Class 3 Notes in settlement of interest. During 2009, we issued $160,000 of Class 3 Notes in settlement of interest.

Recently Issued Accounting Standards

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

ASU 2010-09
In February 2010, the Financial Accounting Standards Board issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for us in the second quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated financial statements

Note C - Long-Term Debt and Other Financing Arrangements

As of January 1, 2010, we had $2,855,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Notes bear interest at 10% and earn warrants at the rate of five (5) warrants per year per  dollar invested.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and $170,000 of Class 2 Notes were paid by issuing Class 3 Convertible Notes.  We also issued 3,700,363 warrants and had 4,828,457 accrued warrants that were earned but not issued as of March 31, 2010.  The value of the issued warrants was $32,843 and the value of the accrued but not issued warrants was $98,432 as determined using the Black-Scholes option-pricing model.  The maturities of these notes are $1,566,000 on April 30, 2010 and $1,489,112 on June 30 2010.  See Note I- Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we also had $4,522,000 of outstanding Class 3 Notes. The Class 3 Notes bear interest at 8% that is payable January 1 and July 1 of each year. The Notes are secured by our intellectual property and have been issued primarily to related parties. Also, the Notes are convertible into the Company’s common stock at $0.25 per share and mature on July 1, 2010. The Board of Directors (“Board”) effective December 16, 2008 amended the Fifth Amended Note and Warrant Purchase Agreement to provide for any Class 3 Notes issued after December 15, 2008 to bear interest at 12% and to be immediately convertible into common shares at no less than $0.15 per share.  During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Convertible Notes for the payment of interest, and $170,000 of Class 3 Convertible Notes for the payment of Class 2 Notes.   All of our Class 3 Convertible Notes mature on July 1, 2010.

See Note I – Subsequent Events for recent activity associated with the issuance of Class 2 and Class 3 Notes.

A summary of the Company’s debt obligations is as follows:

	March 31	December 31
	2010	2009
	(in thousands)

Short Term Debt:
Class 2 Notes	$3,055	$2,855
Class 3 Notes	$4,869	$4,522
Total Short Term Debt	$7,924	$7,377

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2010	2009
	(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(455)	$(527)
*there was no effect of dilutive securities

Denominator for basic and diluted loss per share – weighted average shares	30,990	30,066
*there was no effect of dilutive securities

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.02)

Note E – Income Taxes

In accordance with ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not paid income tax since 1995.

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of March 31, 2010 and March 31, 2009.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2005 through 2009 remain open to examination by taxing jurisdictions to which we are subject.  As of March 31, 2010, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

We currently have two active equity compensation plans, the 2004 Employee Stock Option Plan (the “2004 Plan”) and the 2008 Integral Vision, Inc. Equity Compensation Plan as amended (the “2008 Plan”).

The 2004 Plan provides for options that may be granted to eligible employees, officers and directors of Integral Vision. The purpose of the 2004 Plan generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.  We reserved 1,000,000 shares for future issuance under the 2004 Plan.  As of March 31, 2010, 17,000 shares remain which can be issued under the 2004 Plan.

The 2008 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success ("Participants").  The Plan permits the Compensation Committee of the Company's Board of Directors to grant incentive stock options, non-qualified stock options, restricted stock, and shares of common stock.  The maximum number of shares cumulatively available is 7,328,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of March 31, 2010, 3,700,000 shares remain which can be issued under the 2008 Plan.

The Compensation Committee of the Board of Directors awarded 116,000 restricted shares to a certain officer of the Company on January 1, 2009, but we did not grant any options or shares to employees during the first quarter of 2010.

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

A summary of option activity under all plans for the quarters ended March 31, 2010 and 2009 is as follows:

		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,785	$0.23	3,795	$0.23
Granted	0	0.00	0	0.00
Exercised	0	0.00	0	0.00
Expired or cancelled	0	0.00	0	0.00
Outstanding at March 31 ($.10 to $0.30 per share)	3,785	$0.23	3,795	$0.23
Exercisable ($.10 to $0.30 per share)	3,661	$0.23	3,060	$0.23

See Note I – Subsequent Events for recent activity with equity compensation.

A summary of the status of our non-vested shares as of March 31, 2010 and 2009, and changes during quarters ended March 31, 2010 and 2009, is presented below:

	2010		2009
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	590,000	$0.25	2,496,000	$0.27
Granted	0	0.00	0	0.00
Forfeited	0	0.00	0	0.00
Vested	(466,000)	0.26	(1,761,000)	0.19
Nonvested at March 31	124,000	$0.22	735,000	$0.26

The following table summarizes share-based compensation expense for the quarters ended March 31, 2010 and 2009 related to share-based awards under ASC Topic 718 “Stock Compensation” as recorded in the statement of operations in the following expense categories:

	March 31
	2010	2009
	(in thousands)
Marketing	$2	$15
Engineering and Development	3	23
General and Administrative	2	74
Total share-based compensation expense	$7	$112

As of March 31, 2010, we had $3,017 of unrecognized expense related to un-vested share-options that will be recognized ratably as compensation expense over the remaining vesting period from April 2010 through September 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2010 and 2009 is as follows:

		2010			2009
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$.10 to $.30	3,785	7.7	3,661	3,795	8.7	3,060

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at March 31, 2010 and 2009 is as follows:

	2010				2009
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	8,650	2.81	8,650	$0.001	10,500	3.32	10,500
Class 2 Note Warrants	$0.17	8,316	3.30	8,316	$0.25	2,275	2.68	2,275
Class 3 Convertible Notes	$0.22	22,666	0.25	22,666	$0.24	17,087	1.25	17,087
1995 Employee Stock Option Plan	$0.17	184	1.71	184	$0.17	184	2.71	184
1999 Employee Stock Option Plan	$0.17	290	5.94	290	$0.17	290	6.94	290
2004 Employee Stock Option Plan	$0.25	983	7.88	983	$0.25	993	8.88	522
2008 Equity
Compensation Plan	$0.24	2,328	8.30	2,204	$0.24	2,328	9.30	2,064
	$0.17	43,417	1.99	43,293	$0.17	33,657	2.83	32,922

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

The following table illustrates the changes in our warranty liability for the quarter ended March 31, 2010 and 2009:

	Amount	Amount
	2010	2009
	(in thousands)
Balance as of January 1	$108	$84
Charges/(credits) to expense	28	24
Utilization/payment	(3)	-
Balance as of March 31	$133	$108

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first quarters of 2010 and 2009 of $455,000 and $527,000 respectively.  Additionally, we incurred losses from operations in the years of 2009 and 2008 of $2.7 and $10.7 million each year, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

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

From November 2006 through March 31, 2010, we have used $7,923,744 of Class 2 and Class 3 Notes to fund operations.  $4,868,632 of these are Class 3 Notes which mature on July 1, 2010. The remaining $3,055,112 are Class 2 Notes of which $1,566,000 were extended and mature on May 31, 2010 and $1,489,112 mature on June 30, 2010.   Taking into account existing and anticipated orders, we expect that we may need to raise an additional $500,000 to $1,000,000 to fund operations through the first quarter of 2011.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On April 2, 2010, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender certain outstanding stock options in exchange for replacement options effective April 2, 2010.  The replacement options vest immediately.  The program received 100% participation.  3,301,000 options with an average exercise price of $0.24 were surrendered and 3,301,000 options with an exercise price of $0.0679, the closing price of the stock on April 2, 2010, were issued as replacements.  The exchange resulted in a net additional expense of $46,985 which was recognized immediately as compensation expense.

On April 12, 2010, we issued 1,617,000 shares of common stock against warrants held by participants of the 2005 Private Offering which were exercised on a cashless basis.

On April 19, 2010, at the Compensation Committee’s recommendation, the Board of Directors approved an amendment to the 2008 Equity Compensation plan, subject to shareholder approval, that increases the maximum number of shares awardable by 6,672,000 shares and eliminates the limitations on the number of Shares available for Awards to an individual participant in a given year.

On April 28, 2010, $1,566,000 of Class 2 Notes due April 30, 2010, were extended to May 31, 2010.

On April 19, 2010, the Board and the Note Holders approved an amendment to the Fifth Amended Note and Warrant Purchase Agreement.  This amendment (i) clarified how the number of warrants, the exercise price of warrants, and the rate at which warrants are earned by outstanding Class 2 Notes would change in the event the Company issued stock dividends, recapitalized, etc.; (ii) updated Section 4.15 per the current stock ownership; (iii) modified Section 8.11 to clarify what equity awards are allowable under the restriction and increase the number of awards allowable under the restriction; and (iv) modified the form of issued and future warrants to clarify how the number of warrants and the exercise price of warrants would change in the event of a stock dividend, recapitalization, etc.

Effective April 22, 2010, the Board of Directors and the holders of 7,000,000 warrants issued September 15, 2008 approved an amendment to the warrants clarifying how the number of warrants and the exercise price of the warrants would change in the event of a reverse stock split, stock combination or similar transaction.

On May 5, 2010, the Compensation Committee of the Board of Directors removed the vesting restriction on 800,000 shares of common stock granted to certain executives because the April 19, 2010 amendment to Section 8.11 of the Fifth Amended Note and Warrant Purchase Agreement made the restriction unnecessary.

On May 5, 2010, the Compensation Committee of the Board of Directors awarded (i) 2,375,000 Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and (ii) a grant of 1,342,000 shares to the Chief Executive Officer, both contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan.  These issuances resulted in an expense of $118,629 which was recognized immediately as compensation expense.

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

Automated inspection has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products.  Our automatic inspection systems can inspect parts at a lower cycle time and with greater repeatability than is possible with human inspectors.  While we have several large companies as customers, these customers are working with emerging display technologies.  Our success will be substantially dependant on these customers getting their emerging display technologies into high volume production.

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

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Net revenues decreased $273,000 (34%) to $530,000 in the first quarter of 2010 from $803,000 in the first quarter of 2009.  The decrease in net revenue was primarily attributable to a decrease  in revenue from sales of our flat panel display inspection products in the first quarter of 2010.

In the three months ended March 31, 2010 and 2009, we shipped flat panel display inspection systems of approximately $80,000 and $478,000, respectively, which was not recognized in those periods’ revenue because final acceptance had not been received from the customer.

Costs of sales decreased $127,000 (39%) to $201,000 (38% of sales) in the first quarter of 2010 compared to $328,000 (41% of sales) in the first quarter of 2009.  This was primarily due to an decrease in material costs of $121,000 as a result of the lower sales of flat panel display inspection systems in the 2010 period and reduced material cost as a percentage of sales in the 2010 period.

Marketing costs decreased $22,000 (16%) to $114,000 in the first quarter of 2010 compared to $136,000 in the first quarter of 2009. This decrease was attributable to reduced compensation, related benefits and travel costs.  Expense allocated to Marketing for amortization of share based compensation as required by  ASC Topic 718 for 2010 was approximately $2,000 and for the first quarter of 2009 was approximately $15,000.

General and administrative (“G&A”) costs decreased $155,000 (39%) to $245,000 in the first quarter of 2010 compared to $400,000 in the first quarter of 2009. The decrease was a result of decreases in personnel, legal costs and stockholder relations. Expense allocated to G&A for amortization of share- based compensation as required by ASC Topic 718 for 2010 was approximately $2,000 for the first quarter of 2010 and $74,000 for the first quarter of 2009.

Engineering and development expenditures decreased $105,000 (36%) to $183,000 in the first quarter of 2010 compared to $288,000 in the first quarter of 2009. The decrease was primarily a result of decreases in personnel, contract engineering services, and travel costs. Expense allocated to Engineering and Development for amortization of share-based compensation as required by ASC Topic 718 for 2010 was approximately $3,000 for the first quarter of 2010 and $23,000 for the first quarter of 2009.

Other income for the three months ended March 31, 2010 was comparable to the three months ended March 31, 2009.

Interest expense increased $82,000 to $244,000 in the first quarter of 2010 compared to $162,000 in the first quarter of 2009.  The increase is primarily attributable to the issuance of $1,437,000 of additional Class 2 and Class 3 Notes between March 31, 2010 and March 31, 2009.

Liquidity and Capital Resources

Net cash used in operating activities was $355,000 for the three months ended March 31, 2010, compared to $918,000 for the first three months of 2009. Operating cash flow for both periods primarily reflected net losses of $455,000 for 2010 and $527,000 for 2009 adjusted for non-cash charges and changes in working capital. Working capital changes in the first three months of 2010 primarily reflected decreases as a result of decreases in our product sales and decreases in accounts payable and other accrued liabilities as a result of decreases in accounts payable trade and customer deposits and offset by increases in accrued interest, accrued product warranty and other accrued liabilities.  Working capital changes in the first three months of 2009 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales and increases in accounts payable and other accrued liabilities as a result of increases in deferred revenue and accrued interest.

Investing activities for the three months ended March 31, 2010 included an increase in patents of $2,000 offset by $2,000 in proceeds from the sale of equipment. Our investing activities for the three months ended March 31, 2009 included an increase in patents of $14,000.

Financing activities for the three months ended March 31, 2010 included proceeds of $370,000 from the issuance of Class 2 Notes and proceeds of $2,000 from the exercise of warrants. Our financing activities for the three months ended March 31, 2009 included proceeds of $780,000 from the issuance of Class 2 Notes and the issuance of $90,000 of Class 3 Notes.  We paid $14,000 of interest on Class 3 Notes during the three-month period ended March 31, 2010 and $19,000 during the three-month period ended March 31, 2009.

During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes, $176,308 of Class 3 for the payment of interest, and $170,000 of Class 3 Convertible Notes for the payment of Class 2 Notes.

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

Revenue Recognition
We recognize revenue in accordance with ASC 605 “Revenue Recognition”, and Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Share Based Compensation
We account for our share based compensation plans according to the provisions of ASC 718 “Stock Based Compensation”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and expensed over the expected vesting period.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of March 31, 2010 and 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of the fiscal year 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

4.16	Form of Consent to Modifications dated April 19, 2010, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement.

4.17	Form of Amendment Agreement dated April 22, 1010, modifying the terms of certain warrants issued pursuant to the Waiver and Amendment Agreement.

10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).

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

10.7	Form of Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: May 14, 2010	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer