Form 10-Q
period 2010-06-30
INTEGRAL VISION INC
filed 2010-08-16
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2010

or

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
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,675,409 shares of common stock as of August 13, 2010.

INTEGRAL VISION, INC.

FORM 10-Q Report
June 30, 2010

INTEGRAL VISION, INC.
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)
Assets

Current assets:
Cash	$18	$28
Accounts receivable	114	50
Inventories	222	190
Other	76	98
Total current assets	430	366

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	357	354
Furniture and fixtures	80	80
Computer equipment	197	193
Marketing/demonstration equipment	139	139

	777	770
Less accumulated depreciation	(624)	(580)
Net property and equipment	153	190

Other assets - net of accumulated amortization of $1,574,000
($1,559,000 for 2009)	51	61
	$634	$617

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	June 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes payable-current	$7,924	$7,377
Accounts payable	148	114
Customer deposits	307	249
Accrued compensation and related costs	278	276
Accrued interest	959	774
Accrued product warranty	106	108
Other accrued liabilities	130	95
Deferred revenue for product sales	194	72
Total current liabilities	10,046	9,065

Long-term debt	85	-

Total liabilities	10,131	9,065

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, (See Note B) 90,000,000
shares authorized; 35,675,409 shares issued and
and outstanding (30,066,409 in 2009)	53,909	53,701
Accumulated deficit	(63,406)	(62,149)
Total stockholders’ deficit	(9,497)	(8,448)
	$634	$617

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$240	$443

Costs of sales:
Costs of sales for products	93	212
Depreciation and amortization	6	5
Total costs of sales	99	217
Gross margin	141	226

Other costs and expenses:
Marketing	122	130
General and administrative - net	417	392
Engineering and development - net	229	251
Total other costs and expenses	768	773
Operating loss	(627)	(547)
Other income	-	(2)
Interest expense	(174)	(206)
Net loss	$(801)	$(755)

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.03)

Weighted average number of shares of common stock and common stock equivalents, where applicable	34,978	30,066

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Six Months Ended June 30,
	2010	2009
Revenue:	(Unaudited)
	(In thousands, except per share data)
Net product sales	$770	$1,246

Costs of sales:
Costs of sales for products	292	538
Depreciation and amortization	8	7
Total costs of sales	300	545
Gross margin	470	701

Other costs and expenses:
Marketing	236	266
General and administrative - net	663	792
Engineering and development - net	412	539
Total other costs and expenses	1,311	1,597
Operating loss	(841)	(896)
Other income	2	-
Interest expense	(418)	(368)
Extinguishment loss from modification and exchange of debt instruments (See Note C) instruments	-	(18)
Net loss	$(1,257)	$(1,282)

Basic and diluted loss per share:
Net loss	$(0.04)	$(0.04)

Weighted average number of shares of common stock and common stock equivalents, where applicable	32,995	30,066

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of
	Shares		Accumulated
	Outstanding	Amount	Deficit	Total
	(in thousands, except number of common shares outstanding)
Balance at January 1, 2010	30,866,409	$53,701	$(62,149)	$(8,448)

Exercise of warrants	3,467,000	2	-	2
Issuance of warrants for
settlement of interest
on Class 2 Notes	-	32	-	32
Net loss for the period			(1,257)	(1,257)
Share based compensation	1,342,000	174	-	174

Balance at June 30, 2010	35,675,409	$53,909	$(63,406)	$(9,497)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows

	2010	2009
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,257)	$(1,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	45
Amortization	16	26
Gain (loss) on sale of equipment	(2)
Warrants issued in settlement of interest	32	42
Share-based compensation	174	209
Issuance of Class 3 Notes in settlement of interest	176	160
Issuance of Class 2 Notes in settlement of interest	-	14
Extinguishment loss from exchange of debt instruments	-	18
Changes in operating assets and liabilities which provided
(used) cash:
Accounts receivable	(64)	(17)
Inventories	(32)	(101)
Prepaid and other	22	56
Accounts payable and other current liabilities	254	179
Customer deposits	58	110
Deferred revenue	122	(481)
Net cash used in Operating Activities	(457)	(1,022)

Cash Flows Used In Investing Activities
Proceeds from sale of equipment	2	-
Purchase of equipment	(7)
Additional Patents	(5)	(22)
Net cash used in Investing Activites	(10)	(22)

Cash Flows From Financing Activities
Proceeds from sale of Class 2 Notes	370	905
Payment of Class 2 Notes	-	(100)
Proceeds from sale of Class 3 Notes	85	109
Proceeds from exercise of stock warrants	2	-
Net Cash Provided By Financing Activities	457	914
(Decrease) Increase in Cash	(10)	(130)
Cash at Beginning of Period	28	144
Cash at End of Period	$18	$14

Supplemental cash flows disclosure:
Interest paid	$14	$20
Supplemental non-cash investing activity:
Reclassification of inventory to equipment	$0	$113

See notes to condensed financial statements.

Notes to Condensed Financial Statements - Integral Vision, Inc.

The condensed financial statements in this report have been prepared by Integral Vision, Inc. (the “Company”) without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2009, included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 and our Form 10-K/A filed with the SEC on April 30, 2010.

The condensed financial statements in this report include all adjustments, consisting only of normal, recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

Note A – Nature of Business

The Company develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process.  We primarily inspect microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components.  Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays.  Nearly all of our sales originate in the United States, Asia, or Europe.  Our products are generally sold as capital goods.  Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

Note B – Significant Accounting Policies

Use of Estimates
The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements.  Estimates also affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventories to determine whether adjustments for impairment are required.  At June 30, 2010 and December 31, 2009, inventories consisted of the following amounts (net of obsolescence reserves of $10,000 at June 30, 2010 and $0 at December 31, 2009):

	30-Jun-10	31-Dec-09
	(in thousands)
Raw materials	$203	$85
Work in process	19	69
Finished goods	-	36
	$222	$190

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Stockholders Equity

On March 17, 2010, the Board of Directors (the “Board”) changed the stated value of our common stock from $0.20 to “no stated value”.  As a result, we reclassified $47,528,000 of Additional Paid in Capital to Common Stock for the year ended December 31, 2009.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At June 30, 2010, there was deferred revenue for product sales of $194,000. At December 31, 2009, there was deferred revenue of $72,000.

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, Software Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions of $6,738 and $67,894 for the three-month and six-month periods ended June 30, 2010 and $52,822 and $100,164 for the three-month and six-month periods ended June 30, 2009.

Revenue is also derived through business agreements for product development.  We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee.  Typically, the agreements require a “best efforts” with no specified performance criteria.  Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs.  Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after its agreed-upon cost share, if any, for costs considered associated with project activities, including expenses for direct product development and research, operating, general and administrative expenses and depreciation.  Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Share-Based Compensation

We account for our share-based compensation plans according to the provisions of ASC Topic 718, “Stock Compensation”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period. ASC Topic 718 requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

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

Recently Issued Accounting Standards

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-14, we do not believe that the adoption of ASU 2009-14 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition – Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2010-09

In February 2010, the Financial Accounting Standards Board issued ASU 2010-09, “Amendments to Certain Recognition and Disclosure Requirements,” that amends guidance on subsequent events. This amendment removes the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. However, the date-disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued. This standard became effective for us in the second quarter of fiscal year 2010. The adoption of this standard did not have a material impact on our consolidated financial statements

Note C - Long-Term Debt and Other Financing Arrangements

As of January 1, 2010, we had $2,855,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Notes bear interest at 10% and earn warrants at the rate of five (5) warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and $170,000 of Class 2 Notes were paid by issuing Class 3 Notes.  We also issued 3,700,363 warrants.  No new Class 2 Notes or Warrants were issued during the quarter ended June 30, 2010.  We had 6,785,501 accrued warrants that were earned but not issued as of June 30, 2010.  The value of the accrued and unissued warrants was $81,175 as determined using the Black-Scholes option-pricing model.  All Class 2 Notes mature on July 31, 2010.  These notes were extended after June 30, 2010.  See Note I – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we also had $4,522,000 of outstanding Class 3 Notes. The Class 3 Notes bear interest at 8% that is payable January 1 and July 1 of each year. The Notes are secured by our intellectual property and have been issued primarily to related parties. Also, the Notes are convertible into the Company’s common stock at $0.25 per share and mature on July 1, 2010. Effective December 16, 2008, the Board amended the Fifth Amended Note and Warrant Purchase Agreement to provide for any Class 3 Notes issued after December 15, 2008 to bear interest at 12% and to be immediately convertible into common shares at no less than $0.15 per share.  During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Notes for the payment of interest and $170,000 of Class 3 Notes for the payment of Class 2 Notes.   During the quarter ended June 30, 2010, we issued $85,000 of Class 3 Notes for cash, which mature on July 1, 2011.  The balance of our Class 3 Notes will mature on August 1, 2010.  These notes were extended after June 30, 2010.  See Note I – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

A summary of the Company’s debt obligations is as follows as of June 30:

	2010	2009
	(in thousands)
Short Term Debt:
Class 2 Notes	$3,055	$2,855
Class 3 Notes	$4,869	$4,522
Total Short Term Debt	$7,924	$7,377

Long Term Debt:
Class 2 Notes	$-	$-
Class 3 Notes	$85	$-
Total Long Term Debt:	$85	$-

See Note I – Subsequent Events in the Notes to Condensed Financial Statements for recent activity associated with the issuance of Class 2 and Class 3 Notes.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(801)	$755	$(1,257)	$(1,282)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per
share – weighted average shares	34,978	30,066	32,995	30,066
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.02)	$0.03	$(0.04)	$(0.04)

During the six months ended June 30, 2009, we issued 116,000 restricted shares to a key officer of the Company.  These shares are not considered in the calculation of basic earnings per share for the six-month period ended June 30, 2009, which is in accordance with the provisions of ASC Topic 260, “Earnings per Share”.

Note E – Income Taxes

In accordance with ASC Topic 740, “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not paid income tax since 1995.

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of June 30, 2010.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2005 through 2009 remain open to examination by taxing jurisdictions to which we are subject.  As of June 30, 2010, we did not have any tax examinations in process.

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

Note F – Share-Based Compensation

We currently have two active equity compensation plans, the 2004 Employee Stock Option Plan (the “2004 Plan”) and the 2008 Integral Vision, Inc. Equity Compensation Plan, as amended (the “2008 Plan”).

The 2004 Plan provides for options that may be granted to eligible employees, officers and directors of the Company. The purpose of the 2004 Plan generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.  We reserved 1,000,000 shares for future issuance under the 2004 Plan.  As of June 30, 2010, no shares remain which can be issued under the 2004 Plan.

The 2008 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Board to grant incentive stock options, non-qualified stock options, restricted stock, and shares of common stock.  The maximum number of shares cumulatively available is 7,328,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of June 30, 2010, and assuming shareholder ratification of the Board’s action, 6,672,000 shares remain which can be issued under the 2008 Plan.

The Compensation Committee of the Board awarded 116,000 restricted shares to a certain officer of the Company on January 1, 2009.

On April 2, 2010, the Compensation Committee of the Board approved a plan to offer key employees the opportunity to surrender certain outstanding stock options in exchange for replacement options effective April 2, 2010.  The replacement options vest immediately.  The program received 100% participation.  3,301,000 options with an average exercise price of $0.24 per share of our common stock were surrendered and 3,301,000 options with an exercise price of $0.0679, the closing price of the stock on April 2, 2010, were issued as replacements.

On May 5, 2010, the Compensation Committee of the Board removed the vesting restriction on 800,000 shares of common stock granted to certain executives because the April 19, 2010 amendment to Section 8.11 of the Fifth Amended Note and Warrant Purchase Agreement made the restriction unnecessary.

On May 5, 2010, the Compensation Committee of the Board awarded (i) 2,375,000 Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and (ii) a grant of 1,342,000 shares to the Chief Executive Officer, both contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan.

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

	June 30,
	2010	2009
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	92.3%	90.2%
Risk-free interest rate	2.4%	2.8%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the six-month period ended June 30, 2010 and 2009 is as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
	(number of shares in thousands)
Outstanding at January 1	3,785	$0.23	3,795	$0.23
Granted	5,676	0.06	0	0.00
Exercised	0	0.00	0	0.00
Expired or cancelled	(3,301)	0.24	0	0.00
Outstanding at June 30
($0.037 to $0.24 per share)	6,160	$0.06	3,795	$0.23
Exercisable ($0.037 to $0.24 per share)	6,096	$0.06	3,060	$0.23

A summary of the status of our non-vested option shares as of June 30, 2010 and 2009, and changes during the six months ended June 30, 2010 and 2009, is presented below:

	2010		2009
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
		Fair		Fair
	Shares	Value	Shares	Value
Nonvested at January 1	590,000	$0.25	2,996,000	$0.27
Granted	5,676,000	0.06	0	0.00
Exchanged	(590,000)	0.25	0	0.00
Vested	(5,612,000)	0.06	(2,261,000)	0.19
Nonvested at June 30	64,000	$0.04	735,000	$0.26

The following table summarizes share-based compensation expense for the three-month and six-month periods ended June 30, 2010 and 2009 related to share-based awards under ASC Topic 718, “Stock Compensation” as recorded in the statement of operations in the following expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Marketing	$20	$9	$22	$24
Engineering and Development	37	14	40	37
General and Administrative	110	74	112	148
Total share-based compensation expense	$167	$97	$174	$209

As of June 30, 2010, we had $3,000 of unrecognized expense related to unvested share-options that will be recognized ratably as compensation expense over the remaining vesting period from July 2010 through December 2010. Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2010 and 2009 is as follows:

	2010			2009
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.037 to $0.068	5,676	9.8	5,612
$0.10 to $0.30	484	4.13	484	3,795	8.4	3060

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at June 30, 2010 and 2009 is as follows:

	2010				2009
	Weighted		Weighted		Weighted		Weighted
	Average		Average		Average		Average
	Exercise	Number	Remaining	Number	Exercise	Number	Remaining	Number
	Price	Outstanding	Life	Exercisable	Price	Outstanding	Life	Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	7,000	3.21	7,000	$0.001	10,500	3.07	10,500
Class 2 Note Warrants	$0.174	8,316	3.05	8,316	$0.234	2,368	2.97	2,368
Class 3 Convertible Notes	$0.213	23,233	0.11	23,233	$0.240	17,087	1.00	17,087
1995 Employee Stock Option Plan	$0.170	184	1.46	184	$0.170	184	2.46	184
1999 Employee Stock Option Plan	$0.170	290	5.69	290	$0.170	290	6.69	290
2004 Employee Stock Option Plan	$0.067	1,000	9.77	1,000	$0.250	993	8.63	522
2008 Equity Compensation Plan	$0.052	4,686	9.81	4,686	$0.240	2,328	9.05	2,064
	$0.152	44,709	2.42	44,709	$0.165	33,750	2.62	33,015

Note G – Contingencies and Litigation

Product Warranties

We provide standard warranty coverage for most of our products, generally for one year from the date of customer acceptance. We record a liability for estimated warranty claims based on historical claims and other factors. We review these estimates on a regular basis and adjust the warranty reserves as actual experience differs from historical estimates or other information becomes available. This warranty liability primarily includes the anticipated cost of materials, labor, travel and shipping necessary to repair and service the equipment.

The following table illustrates the changes in our warranty liability for the six-month period ended June 30, 2010 and 2009:

	Amount	Amount
	2010	2009
	(in thousands)
Balance as of January 1	$108	$84
Charges/(credits) to expense	28	24
Utilization/payment	(3)	-
Balance as of March 31	$133	$108

Charges/(credits) to expense	(26)	6
Utilization/payment	(1)	-
Balance as of June 30	$106	$114

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first six months of 2010 and 2009 of $1,257,000 and $1,282,000, respectively.  Additionally, we incurred losses from operations in the years of 2009 and 2008 of $2.7 million and $10.7 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers throughout 2010 and into 2011, provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be successful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through June 30, 2010, we have used $8,008,744 of Class 2 and Class 3 Notes to fund operations.  $4,953,633 of these Notes are Class 3 Notes which mature on July 1, 2010.  These notes were extended after June 30, 2010.  See Note I – Subsequent Events for recent activity associated with the maturity of Class 3 Notes. The remaining $3,055,112 Notes are Class 2 Notes that mature on July 31, 2010.  These notes were extended after June 30, 2010.  See Note I – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.  In addition to continued extensions and potential refinancing the Class 2 and Class 3 Notes due in the third quarter of 2010 and taking into account existing and anticipated orders, we expect that we may need to raise an additional $500,000 to $1,000,000 to fund operations through the second quarter of 2011.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

At the end of June, $3,055,112 of Class 2 Notes due June 30, 2010 were extended to July 31, 2010.  At the end of July, these same Class 2 Notes were extended again to August 31, 2010.

At the end of June, $4,868,632 of Class 3 Notes maturing July 1, 2010 were extended to August 1, 2010 and the interest rate was increased from 8% to 12%, effective July 1, 2010.  At the end of July, these same Class 3 Notes were extended again to September 1, 2010 at the interest rate of 12%.

At the end of June, $216,092 of interest payments on Class 3 Notes due July 1, 2010 were extended to August 1, 2010 and began accumulating interest at 12% interest.  At the end of July, the note holders again extended the due date on the interest payment to September 1, 2010.

On July 23, 2010, we sold an additional $125,000 of Class 2 Notes and issued 154,110 warrants in accordance with the terms of the Note. The Note bears interest at 10% and is due March 31, 2011.

On July 16, 2010, we issued 100,000 non-qualified stock options valued at $2,222 to an advisor to the company.  The options vested upon issuance and expire 5 years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties.  Generally, the words “anticipate,” “expect,” “intend,” “believe” and similar expressions identify forward-looking statements.  The information included in this Form 10-Q is as of the filing date with the Securities and Exchange Commission and future events or circumstances could differ significantly from the forward-looking statements included herein.  Accordingly, we caution readers not to place undue reliance on such statements.

Overview

The Company was incorporated in Michigan in 1978.  We develop, manufacture and market flat panel display inspection systems to ensure product quality in the display manufacturing process.  We primarily inspect microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components.  Our products primarily use machine vision to evaluate operating displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application.  Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays.  Nearly all of our sales originate in the United States, Asia, or Europe.  Our products are generally sold as capital goods.  Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

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

Products

Our products are generally sold under the trade name SharpEye™.  SharpEye™ systems provide Flat Panel Display (FPD) inspection for reflective, emissive and transmissive display technologies.  SharpEye is designed for the detection of functional and cosmetic defects in Liquid Crystal Display (LCD) displays as well as Liquid Crystal on Silicon (LCoS), OLED, Microelectromechanical systems (MEMS), 3LCD/High Temperature Poly-Silicon (HTPS), e-paper and other emerging display technologies.  These technologies are applied to consumer products including a broad range of hand held devices, e-books, computer monitors, digital still cameras, HDTV, projectors, and video headsets.  The core technology of SharpEye™ inspection algorithms is the ability to quantize data to the level of a single display pixel.  SharpEye™ can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Net revenues decreased $203,000 (46.0%) to $240,000 in the second quarter of 2010 from $443,000 in the second quarter of 2009.  The decrease in net revenue was primarily attributable to a decrease in revenue from sales of our flat panel display inspection products in the second quarter of 2010 compared to the comparable 2009 quarter.

Costs of sales decreased $118,000 (54.0%) to $99,000 (41.0% of sales) in the second quarter of 2010 compared to $217,000 (49.0% of sales) in the second quarter of 2009.  This was primarily due to a decrease in material costs of $98,000.

Marketing costs decreased $8,000 (6.0%) to $122,000 in the second quarter of 2010 compared to $130,000 in the second quarter of 2009.  This was attributable to a decrease in trade show activity of approximately $5,000 and a decrease in compensation and benefits of approximately $3,000.

General and administrative costs increased $25,000 (6.4%) to $417,000 in the second quarter of 2010 compared to $392,000 in the second quarter of 2009. The increase was primarily related to an increase in stock based compensation expense and personnel and related costs of $30,000 and professional fees of $13,000 and a decrease of $18,000 in stockholder relations expense.

Engineering and development expenditures decreased $22,000 (8.8%) to $229,000 in the second quarter of 2010 compared to $251,000 in the second quarter of 2009. This decrease was attributable to a decrease in stock based compensation expense and personnel and related costs of $25,000 and a decrease in travel costs of $5,000 and offset by an increase in outside services of $8,000.

Other income for the three months ended June 30, 2010 was approximately the same as the three months ended June 30, 2009.

Interest expense decreased $32,000 to $174,000 in the second quarter of 2010 compared to $206,000 in the second quarter of 2009.  The decrease is primarily attributable to the decrease in our stock price that is used in the Black-Scholes valuation model to calculate the warrant value for warrants earned but not issued on Class 2 Notes.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Net revenues for the six months ended June 30, 2010, were $770,000, which was for flat panel display inspection products. Our net revenues for the six months ended June 30, 2009 were $1,246,000. The decrease of $476,000 was a result of fewer sales of our flat panel display products.

Cost of sales for the six months ended June 30, 2010 were $300,000, all of which was for our flat panel display products. Cost of sales for the six months ended June 30, 2009 were $545,000, which were primarily costs for our flat panel display products.

Marketing costs decreased $30,000 (11.2%) to $236,000 for the six months ended June 30, 2010 compared to $266,000 in 2009.  This was attributable to a decrease in trade show activity, travel and promotion costs of $10,000 and a decrease in personnel costs of $20,000. Expense allocated to marketing costs for amortization of share-based compensation as required by ASC Topic 718 was approximately $22,000 for 2010 and approximately $24,000 for 2009.

General and administrative costs decreased $129,000 (17.9%) to $663,000 in 2010 compared to $792,000 in 2009.  The decrease was primarily a result of decreases in personnel costs of $50,000, a decrease of $27,000 in stockholder relations expense and a decrease in professional fees of $52,000. Expense allocated to general and administrative costs for amortization of share-based compensation as required by ASC Topic 718S was approximately $111,000 for 2010 and approximately $148,000 for 2009.

Engineering and development expenditures decreased $127,000 (17.2%) to $412,000 in 2010 compared to $539,000 in 2009. The decrease was a result of decreases in personnel costs of $85,000, a decrease in travel costs of $20,000, and a decrease in outside service costs of $22,000. Expense allocated to engineering and development for amortization of share-based compensation as required by ASC Topic 718S was approximately $40,000 for 2010 and approximately $37,000 for 2009.

Other income for the six months ended June 30, 2010 was approximately the same as the six months ended June 30, 2009.

Interest expense increased $50,000 to $418,000 in 2010 compared to $368,000 in 2009.  The increase is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the issuance of warrants for settlement of interest on Class 3 Notes.  See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

Liquidity and Capital Resources

Net cash used in operating activities was $457,000 for the six months ended June 30, 2010, compared to $1,022,000 for the first six months of 2009. Operating cash flow for both periods primarily reflected net losses of $1,257,000 for 2010 and $1,282,000 for 2009 adjusted for non-cash charges and changes in working capital. Working capital changes in the first six months of 2010 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales orders and increases in accounts payable and other accrued liabilities as a result of increases in accrued interest payable. Customer deposits and deferred revenue increased as result of increases in our product sales orders. Working capital changes in the first six months of 2009 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales orders and increases in accounts payable and other accrued liabilities as a result of increases in accrued interest payable. Our customer deposits increased as a result of increases in sales orders and deferred revenue decreased as a result of recognizing completed sales.

Investing activities for the six months ended June 30, 2010 included an increase in patents of $5,000, purchase of equipment of $8,000 and proceeds from the sale of equipment of $2,000.  Our investing activities for the six months ended June 30, 2009 included an increase of $22,000 for patents.

Financing activities for the six months ended June 30, 2010 included proceeds of $455,000 from the issuance of Class 2 Notes and Class 3 Notes and we received $2,000 in proceeds from the exercise of stock warrants. Our financing activities for the six months ended June 30, 2009 included proceeds of $1,014,000 from the issuance of Class 2 and Class 3 Notes and we paid a Class 2 Note in the amount of $100,000. We paid $14,000 of interest on Class 3 Notes during the six-month period ended June 30, 2010 and paid $19,000 during the six-month period ended June 30, 2009.

During the six months ended June 30, 2010, we issued $370,000 of Class 2 Notes for cash and issued $176,308 of Class 3 Notes for the payment of interest. We also issued $170,000 of Class 3 Convertible Notes for the payment of Class 2 Notes and issued $85,000 of Class 3 Notes for cash.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at June 30, 2010; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Share Based Compensation

We account for our share based compensation plans according to the provisions of ASC Topic 718, “Stock Based Compensation”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date and expensed over the expected vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model.  The fair value of all awards is amortized on a straight-line basis over the requisite service periods.  The expected life of all awards granted represents the period of time that they are expected to be outstanding.  The expected life is determined using historical and other information available at the time of grant.  Expected volatilities are based on historical volatility of our common stock and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  We use historical data to estimate pre-vesting option forfeitures.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of June 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to the Company as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

4.16
Form of Consent to Modifications dated April 19, 2010, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.16 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).

4.17
Form of Amendment Agreement dated April 22, 1010, modifying the terms of certain warrants issued pursuant to the Waiver and Amendment Agreement (filed as Exhibit 4.17 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).

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

10.7
Form of Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan. (filed as Exhibit 10.7 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).

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

INTEGRAL VISION, INC.

Dated: August 16, 2010	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: August 16, 2010	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer