Form 10-Q
period 2010-09-30
INTEGRAL VISION INC
filed 2010-11-16
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	0-12728	38-2191935
(State or other jurisdiction	(Commission	(I.R.S. Employer
of incorporation or organization)	File Number)	Identification No.)

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
Yes ☑  No☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 35,675,409 shares of common stock as of November 12, 2010.

INTEGRAL VISION, INC.

FORM 10-Q Report
September 30, 2010

TABLE OF CONTENTS

INTEGRAL VISION, INC.
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)

Assets

Current assets:
Cash	$98	$28
Accounts receivable	156	50
Inventories	147	190
Other	105	98
Total current assets	506	366

Property and equipment:
Building Improvements	4	4
Production and engineering equipment	357	354
Furniture and fixtures	80	80
Computer equipment	202	193
Marketing/demonstration equipment	139	139

	782	770
Less accumulated depreciation	(647)	(580)
Net property and equipment	135	190

Other assets - net of accumulated amortization of $1,579,000 ($1,559,000 for 2009)	46	61
	$687	$617

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Balance Sheets – Continued

	September 30,	December 31,
	2010	2009
	(Unaudited)
	(in thousands)
Liabilities and Stockholders' Deficit:

Current liabilities:
Notes Payable (See Note C)
Others	$2,727	$2,086
Related parties	5,243	4,880
Directors and Officers	423	411
Accounts payable	178	114
Accrued compensation and related costs	285	276
Accrued sales commissions	48	-
Accrued interest (See Note C)	1,158	774
Accrued product warranty	132	108
Accrued professional fees	103	95
Other accrued liabilities	12	-
Customer deposits	197	249
Deferred revenue for product sales	-	72
Total current liabilities	10,506	9,065

Long-term debt	-	-

Total liabilities	10,506	9,065

Stockholders' deficit:
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, (See Note B) 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (30,866,409 in 2009)	54,018	53,701
Accumulated deficit	(63,837)	(62,149)
Total stockholders’ deficit	(9,819)	(8,448)
	$687	$617

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$743	$234
Costs of sales:
Costs of sales for products	279	130
Depreciation and amortization	5	5
Total costs of sales	284	135
Gross margin	459	99

Other costs and expenses:
Marketing	87	110
General and administrative	296	340
Engineering and development	199	185
Total other costs and expenses	582	635
Operating loss	(123)	(536)

Other income (loss)	(1)	(2)
Interest expense (See Note C)	(307)	(215)

Net loss	$(431)	$(753)

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.03)

Weighted average number of shares of common stock and common stock equivalents, where applicable	35,675	30,066

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Condensed Statements of Operations

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands, except per share data)
Revenue:
Net product sales	$1,513	$1,479
Costs of sales:
Costs of sales for products	571	667
Depreciation and amortization	13	12
Total costs of sales	584	679
Gross margin	929	800

Other costs and expenses:
Marketing	322	375
General and administrative	959	1,133
Engineering and development	611	724
Total other costs and expenses	1,892	2,232
Operating loss	(963)	(1,432)
Other income (loss)	1	(20)
Interest expense (See Note C)	(726)	(583)
Net loss	$(1,688)	$(2,035)

Basic and diluted loss per share:
Net loss	$(0.05)	$(0.07)

Weighted average number of shares of common stock and common stock equivalents, where applicable	33,898	30,066

See notes to condensed financial statements.

INTEGRAL VISION, INC.
Statement of Stockholders' Deficit
(Unaudited)

	Common Stock
	Number of Shares Outstanding	Amount	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)

Balance at January 1, 2010	30,866,409	$53,701	$(62,149)	$(8,448)

Exercise of warrants	3,467,000	2		2
Issuance of warrants for settlement of interest on Class 2 Notes (see Note C)	-	138	-	138
Net loss for the period			(1,688)	(1,688)
Share-based compensation	1,342,000	177	-	177

Balance at September 30, 2009	35,675,409	$54,018	$(63,837)	$(9,819)

See notes to condensed financial statements.

INTEGRAL VISION, INC.
 Condensed Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(in thousands)
Cash Flows From Operating Activities
Net loss	$(1,688)	$(2,035)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67	67
Amortization	20	35
Loss on sale of equipment	(2)	-
Warrants issued in settlement of interest (See Note C)	138	62
Share-based compensation	177	281
Issuance of Class 3 Notes in settlement of interest (See Note C)	176	312
Issuance of Class 2 Notes in settlement of interest See (Note C)	-	14
Extinguishment loss from exchange of debt instruments	-	18
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(106)	106
Inventories	43	(63)
Prepaid and other	(7)	25
Accounts payable and other current liabilities	549	128
Customer Deposits	(52)	36
Deferred revenue	(72)	(406)
Net cash used in Operating Activities	(757)	(1,420)

Cash Flows Provided By (Used In) Investing Activities
Sale of equipment	2	-
Purchase of equipment	(12)	-
Additional Patents	(5)	(25)
Net cash used in Investing Activites	(15)	(25)

Cash Flows Provided By (Used In) Financing Activities
Proceeds from sale of Class 2 Notes	806	1,175
Payment of Class 2 Notes	(51)	(155)
Proceeds from sale of Class 3 Notes	85	279
Proceeds from sale of notes payable- officers	-	19
Proceeds from exercise of stock warrants	2	-
Net Cash Provided By Financing Activities	842	1,318
Increase (Decrease) in Cash	70	(127)
Cash at Beginning of Period	28	144
Cash at End of Period	$98	$17

Supplemental cash flows disclosure:
Interest paid (See Notes B & C)	$18	$37

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

The condensed financial statements in this report include all adjustments, consisting of only normal, recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010.

Note A – Nature of Business

The Company develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect Microdisplays and small flat panel displays, although the technology used is scalable to allow inspection of full screen displays and components.  Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays.  Nearly all of our sales originate in the United States, Asia, or Europe.  Our products are generally sold as capital goods.  Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

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

Inventories
Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards, which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventories to determine whether adjustments for impairment are required.  At September 30, 2010 and December 31, 2009, inventories consisted of the following amounts (net of obsolescence reserves of $15,000 at September 30, 2010 and $0 at December 31, 2009):

	30-Sep-10	31-Dec-09
	(in thousands)
Raw materials	$147	$85
Work in process	-	69
Finished goods	-	36
	$147	$190

Management periodically performs an analysis of our inventory to determine if its cost exceeds estimated net realizable value.

Supplemental Disclosure of Non-cash Investing and Financing Activities
During 2009, we transferred $113,000 of inventories to Production and engineering equipment.

During 2009, we issued $14,000 of Class 2 Notes in settlement of our obligation to pay interest.

During 2010, we exchanged $170,000 of Class 2 Notes for $170,000 of Class 3 Notes. During 2009, we exchanged $110,000 of Class 2 Notes for $110,000 of Class 3 Notes.

During 2010, we issued $176,308 of Class 3 Notes in settlement of our obligation to pay interest. During 2009, we issued $312,000 of Class 3 Notes in settlement of our obligation to pay interest.

Stockholders Equity
On March 17, 2010, the Board of Directors (the “Board”) changed the stated value of our common stock from $0.20 to “no stated value”.  As a result, we reclassified $47,528,000 of Additional Paid in Capital to Common Stock for the year ended December 31, 2009.

Deferred Revenue
Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. At September 30, 2010, there was no deferred revenue for product sales. At December 31, 2009, there was deferred revenue of $72,000.

Revenue Recognition
We recognize revenue in accordance with ASC Subtopic 985-605, “Revenue Recognition – Software Revenue Recognition”; Staff Accounting Bulletin No. 101 (“SAB 101”) and Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.”  Revenue is recognized when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable and 4) collectability is reasonably assured.

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions of $13,849 and $81,743 for the three month and nine month periods ended September 30, 2010 and $31,025 and $131,189 for the three month and nine month periods ended September 30, 2009.

Revenue is also derived through business agreements for product development.  We conduct specified product development projects related to one of our principal technology specializations for an agreed-upon fee.  Typically, the agreements require our “best efforts” with no specified performance criteria.  Revenue from product development agreements, where there are no specific performance terms, is recognized in amounts equal to the amounts expended on the programs.  Generally, the agreed-upon fees for product development agreements contemplate reimbursing us, after our agreed-upon cost share, if any, for costs considered associated with project activities including expenses for direct product development and research, operating, general and administrative expenses and depreciation.  Accordingly, expenses related to product development agreements are recorded as cost of revenues from product development agreements.

Share-Based Compensation
We account for our share based compensation plans according ASC Topic 718 “Stock Compensation.” Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  Any excess tax benefits are reported as a financing cash inflow rather than as a reduction of taxes paid.

Recently Issued Accounting Standards

ASU 2009-14
ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-14, we do not believe that the adoption of ASU 2009-14 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-13
ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition – Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption of ASU 2009-13 is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. While we are still analyzing the effects of the adoption of ASU 2009-13, we do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

Note C - Debt and Other Financing Arrangements (Including Related Parties)

As of January 1, 2010, we had $2,855,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see table at the end of Note C). The Notes bear interest at 10% payable at maturity of the note and earn warrants at the rate of five (5) warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and we paid $170,000 of Class 2 Notes by issuing Class 3 Notes.  We also issued 3,700,363 warrants valued at $32,843 as determined using the Black-Scholes option-pricing method.  We had 4,828,457 accrued warrants that were earned but not issued as of March 31, 2010, valued at $98,432 as determined using the Black-Scholes option-pricing model.  No new Class 2 Notes or Warrants were issued during the quarter ended June 30, 2010. We had 6,786,501 accrued warrants that were earned but not issued as of June 30, 2010, valued at $81,174 as determined using the Black-Scholes option-pricing model.  During the quarter ended September 30, 2010, we issued $435,600 of new Class 2 Notes, and we paid $50,950 to retire a Class 2 Note. We also issued 8,509,560 warrants valued at $104,936. We had 1,653,350 accrued warrants that were earned but not issued as of September 30, 2010, valued at $46,770 as determined using the Black-Scholes option-pricing model.  All but $329,150 of the Class 2 Notes matured on September 30, 2010 of which $204,150 matured on October 31, 2010 and $125,000 mature on March 1, 2011.  The due date for Class 2 Notes maturing September 30, 2010 was not extended and these notes are currently in default.  See Note I – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we had $4,522,000 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $850,861 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see table at the end of Note C).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $850,681 of the Notes are convertible into the Company’s stock at $0.15 per share.  During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of interest, and $170,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of Class 2 Notes.   During the quarter ended June 30, 2010, we issued $85,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for cash which mature on July 1, 2011. All other Class 3 Notes matured on October 1, 2010, and are currently in default.  No new Class 3 Notes were issued during the quarter ended September 30, 2010.  See Note I – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. As of September 30, 2010, the outstanding principal and unpaid interest on the Class 2 Notes was $3,845,894. As of October 1, 2010, the outstanding principal and interest on the Class 3 Notes was $5,239,111.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes have begun to accrue interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. As such, $2,910,612 of Class 2 Notes are currently accruing interest at the default rate of 14% and $200,000 of Class 2 Notes are currently accruing interest at the default rate of 16%. Also, $3,671,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,196,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral.  See Note I – Subsequent Events for recent activity associated with the Class 2 and Class 3 Notes.

The Company is in discussions with the note holders about curing or waiving the default.  The note holders have continued to purchase new notes to provide additional funding to the Company after the default.  See Note I – Subsequent Events for information on note activity since September 30, 2010.

A summary of the Company’s debt obligations as of September 30, 2010 is as follows:

Short Term Debt:	Note Balance 12/31/2009	Cash Sale	Cash Payment	Class 3 Notes Issued for Interest Payment	Exchange Class 2 Notes for Class 3 Notes	Balance 9/30/2010

Others - Class 2 Notes	$549,000	$555,600	$-	$-	$(170,000)	$934,600
Others - Class 3 Notes	1,537,640	85,000	-	50,819	170,000	1,843,459
	2,086,640	640,600	-	50,819	-	2,778,059

Related Parties - Class 2 Notes (1)	2,181,112	250,000	(50,950)	-	-	2,380,162
Related Parties - Class 3 Notes (1)	2,698,565	-	-	113,446	-	2,812,011
	4,879,677	250,000	(50,950)	113,446	-	5,192,173

Dircetors and Officers - Class 2 Notes (2)	125,000	-	-	-	-	125,000
Dircetors and Officers - Class 3 Notes (2)	286,118	-	-	12,043	-	298,161
	411,118	-	-	12,043	-	423,161

Total Short Term Debt	$7,377,435	$890,600	$(50,950)	$176,308	$-	$8,393,393

(1)	Shareholders that beneficially own more than five percent of the outstanding shares of common stock of the Company.
(2)	Notes held by Max A. Coon, a director of the Company.

A summary of interest expense and unpaid interest for note holders, including directors and certain shareholders that beneficially own more than five percent of the outstanding shares of common stock of the Company, for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	2010			2009
	Interest Expense		9/30 Interest	Interest Expense		12/31 Interest
Note Holders	3 Months	9 Months	Accrued	3 Months	9 Months	Accrued

Directors and Officers (2)	$14,886	$33,643	$71,751	$10,772	$29,391	$52,558
Related Parties (1)	203,438	471,211	797,371	152,700	387,814	561,296
Others	89,118	210,639	287,900	46,585	139,926	160,170

Totals	$307,442	$715,493	$1,157,022	$210,057	$557,131	$774,024

(1)	Shareholders that beneficially own more than five percent of the outstanding shares of common stock of the Company.
(2)	Notes held by Max A. Coon, a director of the Company.

A summary of warrant activity, including directors and certain shareholders that beneficially own more than five percent of the outstanding shares of common stock of the Company for the three months and nine months ended September 30, 2010 is as follows:

	3 Months		9 Months		September 30, 2010		December 31, 2009
	Issued		Issued		Earned Not Issued		Earned Not Issued
Note Holders	Number	Value	Number	Value	Number	Value	Number	Value

Directors and Officers (2)	-	$-	275,685	$2,408	54,794	$1,127	68,493	$1,197
Related Parties (1)	7,245,086	90,038	9,900,051	113,750	1,295,459	40,677	3,530,228	61,719
Others	1,201,659	14,898	1,971,372	21,621	303,097	4,966	516,167	9,024

Totals	8,446,745	$104,936	12,147,108	$137,779	1,653,350	$46,770	4,114,888	$71,940

(1)	Shareholders that beneficially own more than five percent of the outstanding shares of common stock of the Company.
(2)	Notes held by Max A. Coon, a director of the Company.

Note D – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended Sptember 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share – loss available to common stockholders
Net loss	$(431)	$(753)	$(1,688)	$(2,035)
*there was no effect of dilutive securities—see below

Denominator for basic and diluted loss per share – weighted average shares	35,675	30,066	33,898	30,066
*there was no effect of dilutive securities—see below

BASIC AND DILUTED LOSS PER SHARE:
Net loss	$(0.01)	$(0.03)	$(0.05)	$(0.07)

During the nine months ended September 30, 2009, we issued 116,000 shares of restricted shares to a key officer of the Company.  These shares are not considered in the calculation of basic earnings per share for the nine-month period ended September 30, 2009, which is in accordance with the provisions of ASC Topic 260, “Earnings per Share”.

Note E – Income Taxes

In accordance with ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.

We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of September 30, 2010.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2006 through 2009 remain open to examination by taxing jurisdictions to which we are subject.  As of September 30, 2010, we did not have any tax examinations in process.

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

The 2004 Plan provides for options that may be granted to eligible employees, officers and directors of the Company. The purpose of the 2004 Plan generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons and to stimulate an active interest in our development and financial success.  We reserved 1,000,000 shares for future issuance under the 2004 Plan.  As of June 30, 2010, no shares remain which can be issued under the 2004 Plan.

The 2008 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success (“Participants”).  The Plan permits the Compensation Committee of the Board (the “Compensation Committee”) to grant incentive stock options, non-qualified stock options, restricted stock and shares of common stock.  The maximum number of shares cumulatively available is 7,328,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of September 30, 2010, and assuming shareholder ratification of the Board’s action, 6,672,000 shares remain which can be issued under the 2008 Plan.

On April 2, 2010, the Compensation Committee approved a plan to offer key employees the opportunity to surrender certain outstanding stock options in exchange for replacement options effective April 2, 2010.  The replacement options vest immediately.  The program received 100% participation.  3,301,000 options with an average exercise price of $0.24 per share of our common stock were surrendered and 3,301,000 options with an average exercise price of $0.0679, the closing price of the stock on April 2, 2010, were issued as replacements.

On May 5, 2010, the Compensation Committee removed the vesting restriction on 800,000 shares of common stock granted to certain executives as the restriction was no longer  necessary due to an amendment to Section 8.11 of the Agreement on April 19, 2010.

On May 5, 2010, the Compensation Committee awarded (i) 2,375,000 Incentive Stock Options from the 2008 Plan to various key employees with a value of $68,975 and (ii) a grant of 1,342,000 unrestricted shares of common stock which vested immediately to the Chief Executive Officer with a value of $49,654, both contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

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

	September 30,
	2010	2009
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	92.3%	85.1%
Risk-free interest rate	2.4%	2.7%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all plans for the nine-month period ended September 30, 2010 and 2009 is as follows:
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,785	$0.23	3,795	$0.23
Granted	5,776	0.06	0	0.00
Exercised	0	0.00	0	0.00
Expired or cancelled	(3,301)	0.24	0	0.00
Outstanding at September 30 ($0.037 to $0.30 per share)	6,260	$0.06	3,795	$0.23
Exercisable ($0.037 to $0.30 per share)	6,196	$0.06	3,065	$0.23

A summary of the status of our non-vested option shares as of September 30, 2010 and 2009, and changes during the nine months ended September 30, 2010 and 2009, is presented below:

	2010		2009
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	590,000	$0.25	2,996,000	$0.27
Granted	5,776,000	0.06	0	0.00
Exchanged	(590,000)	0.25	0	0.00
Vested	(5,712,000)	0.06	(2,406,000)	0.22
Nonvested at September 30	64,000	$0.04	590,000	$0.25

The following table summarizes share-based compensation expense for the three month and nine month periods ended September 30, 2010 and 2009 related to share-based awards as recorded in the statement of operations in the following expense categories:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Marketing	$1	$6	$22	$30
Engineering and Development	2	6	42	43
General and Administrative	2	60	113	208
Total share-based compensation expense	$5	$72	$177	$281

As of September 30, 2010, we had $697 of unrecognized expense related to unvested share-options which is being recognized ratably as compensation expense over the remaining vesting period from October 2010 through December 2010.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at September 30, 2010 and 2009 is as follows:

		2010			2009
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.037 to $0.068	5,776	9.5	5,712	0	0	0
$0.10 to $0.30	484	3.9	484	3,795	8	3,065

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at September 30, 2010 and 2009 is as follows:

		2010				2009
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
Warrants	$0.001	7,000	2.96	7,000	$0.001	10,500	2.82	10,500
Class 2 Note Warrants	$0.16	16,826	3.35	16,826	$0.21	3,514	3.09	3,514
Class 3 Convertible Notes	$0.21	23,233	0.02	23,233	$0.23	19,358	0.75	19,358
1995 Employee Stock Option Plan	$0.17	184	1.21	184	$0.17	184	2.21	184
1999 Employee Stock Option Plan	$0.17	290	5.44	290	$0.17	290	6.44	290
2004 Employee Stock Option Plan	$0.07	1,000	9.51	1,000	$0.25	993	8.38	527
2008 Equity Compensation Plan	$0.05	4,786	9.46	4,722	$0.24	2,328	8.80	2,064
	$0.15	53,319	2.52	53,255	$0.16	37,167	2.32	36,437

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

The following table illustrates the changes in our warranty liability for the nine-month period ended September 30, 2010 and 2009:

	Amount	Amount
	2010	2009
	(in thousands)
Balance as of January 1	$108	$84
Charges/(credits) to expense	28	24
Utilization/payment	(3)	-
Balance as of March 31	$133	$108

Charges/(credits) to expense	(26)	6
Utilization/payment	(1)	-
Balance as of June 30	$106	$114

Charges/(credits) to expense	26	12
Utilization/payment	-	-
Balance as of September 30	$132	$126

Note H – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first nine months of 2010 and 2009 of $1,688,000 and $2,035,000, respectively.  Additionally, we incurred losses from operations in the years of 2009 and 2008 of $2.7 million and $10.7 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers during the remaining 2010 period and into 2011, provided that markets for these customers’ products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be successful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through September 30, 2010, we have used proceeds from the sale of $8,393,393 of Class 2 and Class 3 Notes to fund operations.  $4,868,632 of these Notes are Class 3 Notes that matured October 1, 2010 and are presently in default.  $3,110,612 are Class 2 Notes that matured on September 30, 2010 and are presently in default. The Company is in discussions with the note holders about curing or waiving the default.  The note holders have continued to purchase new notes to provide additional funding to the Company after the default.  See Note I – Subsequent Events for information on note activity since September 30, 2010.  Taking into account existing and anticipated orders, we expect that we will need to raise an additional $500,000 to $1,000,000 to fund operations through the fourth quarter of 2011.    If the existing note holders do not provide the required funding and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing we may not have sufficient cash to operate.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events in the Notes to Condensed Financial Statements.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note I – Subsequent Events

On October 1, 2010, we defaulted on Class 3 Notes, as reported in our Form 8-K filed with the SEC on October 6, 2010.  See our Form 8-K filed with the SEC on October 6, 2010 for more information regarding the default.

On October 1, 2010, we sold an additional $50,000 of Class 2 Notes and issued 41,096 warrants to note holders holding notes in default.

On October 12, 2010, we sold an additional $30,000 of Class 2 Notes and issued 26,986 warrants.

On October 26, 2010, we sold an additional $166,784 of Class 2 Notes earning 12% interest without warrants to note holders holding notes in default, of which $111,284 were issued to related parties.

During the month of October, we paid $134,618 of Class 2 Note principle of which $120,939 was to related parties.

These transactions bring the aggregate amount of outstanding Class 2 and Class 3 Notes to $8,505,559 as of November 12,2010.

On October 31, 2010, we defaulted on an additional $164,425 of Class 2 Note principle and interest.  This brings the total defaulted Class 2 Note principle and interest to $4,341,981.  See our Form 8-K filed with the SEC on October 6, 2010 for more information regarding the terms of the notes defaulted.

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

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Net revenues increased $509,000 (217.5%) to $743,000 in the third quarter of 2010 from $234,000 in the third quarter of 2009.  The increase in net revenue was primarily attributable to an increase in revenue from sales of our flat panel display inspection products in the third quarter of 2010 compared to the comparable 2009 quarter.

Costs of sales increased $149,000 (110.4%) to $284,000 (38.0% of sales) in the third quarter of 2010 compared to a cost of sales of $135,000 (57.7% of sales) in the third quarter of 2009.  This was primarily due to an increase in material costs.

Marketing costs decreased $23,000 (20.9%) to $87,000 in the third quarter of 2010 compared to $110,000 in the third quarter of 2009.  This was attributable to a decrease in compensation and benefits of approximately $25,000 and partially offset by an increase in trade show activity, travel and promotion costs of approximately $2,000.

General and administrative costs decreased $44,000 (12.9%) to $296,000 in the third quarter of 2010 compared to $340,000 in the third quarter of 2009. The decrease was primarily related to decreases in compensation and benefit expenses of $39,000 and decreases in professional fees of $12,000 partially offset by increases of $7,000 in travel, other fringe benefits and state taxes.

Engineering and development expenditures increased $14,000 (7.8%) to $199,000 in the third quarter of 2010 compared to $185,000 in the third quarter of 2009. This increase was attributable to an increase in outside services and supplies of $45,000 partially offset by decreases in compensation expense, and personnel and related costs, of $31,000.

Other income for the three months ended September 30, 2010 was approximately the same as the three months ended September 30, 2009.

Interest expense increased $92,000 to $307,000 in the third quarter of 2010 compared to $215,000 in the third quarter of 2009. The increase was attributable to an increase in Class 2 and Class 3 Notes.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Net revenues for the nine months ended September 30, 2010 were $1,513,000, which was for flat panel display inspection products. Our net revenues for the nine months ended September 30, 2009 were $1,479,000 of flat panel display inspection products. The increase of $34,000 was a result of an increase in our flat panel display product sales.

In the nine months ended September 30, 2009, we shipped flat panel display inspection systems of approximately $249,500 which was not recognized as revenue in those periods as final acceptance had not been received from the customer.  There were no such shipments as of September 30, 2010.

Cost of sales for the nine months ended September 30, 2010 were $584,000, all of which was for our flat panel display products. Cost of sales for the nine months ended September 30, 2009 were $679,000, which were primarily costs for our flat panel display products.

Marketing costs decreased $53,000 (14.1%) to $322,000 for the nine months ended September 30, 2010 compared to $375,000 in 2009.  This was attributable to a decrease in trade show activity, travel and promotion costs of $8,000 and a decrease in personnel costs of $56,000 offset by increases in travel, communication and outside services of $11,000.  Expense allocated to marketing costs for amortization of share-based compensation as required by ASC Topic 718S was approximately $8,000 for 2010 and approximately $30,000 for 2009.

General and administrative costs decreased $174,000 (15.4%) to $959,000 in 2010 compared to $1,133,000 in 2009.  The decrease was primarily a result of decreases in personnel costs of $90,000, a decrease of $33,000 in stockholder relations expense and a decrease in professional fees of $51,000. Expense allocated to general and administrative costs for amortization of share-based compensation as required by ASC Topic 718S was approximately $113,000 for 2010 and approximately $208,000 for 2009.

Engineering and development expenditures decreased $113,000 (15.6%) to $611,000 in 2010 compared to $724,000 in 2009. The decrease was a result of decreases in personnel costs of $113,000, a decrease in travel costs of $24,000, and an increase in outside service costs of $24,000. Expense allocated to engineering and development for amortization of share-based compensation as required by ASC Topic 718S was approximately $42,000 for 2010 and approximately $44,000 for 2009.

Other income for the nine months ended September 30, 2010 was approximately the same as the nine months ended September 30, 2009.

Interest expense increased $143,000 to $726,000 in 2010 compared to $583,000 in 2009.  The increase is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the issuance of warrants for settlement of interest on Class 3 Notes.  See Note C of the Condensed Financial Statements for more information about the Class 2 and Class 3 Notes.

Liquidity and Capital Resources

Net cash used in operating activities was $757,000 for the nine months ended September 30, 2010, compared to $1,420,000 for the first nine months of 2009. Operating cash flow for both periods primarily reflected net losses of $1,688,000 for 2010 and $2,035,000 for 2009, adjusted for non-cash charges and changes in working capital. Working capital changes in the first nine months of 2010 primarily reflected an increase in accounts receivable and a decrease in inventories as a result of increases in our product sales orders. We also had increases in accounts payable and other accrued liabilities primarily as a result of increases in accrued interest payable. Customer deposits and deferred revenue decreased as a result of realized sales orders. Working capital changes in the first nine months of 2009 primarily reflected increases in accounts receivable and inventories as a result of increases in our product sales, and increases in accounts payable and other accrued liabilities as a result of an increase in accrued interest payable. Our customer deposits increased as a result of increases in sales orders and deferred revenue decreased as a result of recognizing completed sales.

Investing activities for the nine months ended September 30, 2010 included an increase in patents of $5,000, purchase of equipment of $12,000 and proceeds from the sale of equipment of $2,000.  Our investing activities for the nine months ended September 30, 2009 included an increase of 25,000 for patents.

Financing activities for the nine months ended September 30, 2010 included proceeds of $891,000 from the issuance of Class 2 Notes and Class 3 Notes and we received $2,000 in proceeds from the exercise of warrants. We also paid $51,000 to retire a Class 2 Note. Our financing activities for the nine months ended September 30, 2009 included proceeds of $1,454,000 from the issuance of Class 2 Notes and Class 3 Notes and we paid Class 2 Notes in the amount of $155,000.  Certain Officers loaned the Company $19,000 in September of 2009. We paid $18,000 of interest on Class 3 Notes during the nine-month period ended September 30, 2010 and we paid $37,000 of interest on Class 3 Notes during the nine-month period ended September 30, 2009.

During the nine months ended September 30, 2010, we exchanged $170,000 of Class 2 Notes for $170,000 of Class 3 Notes. We also issued $176,308 of Class 3 Notes in settlement of interest.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. (The Class 2 Notes matured on September 30, 2010, while the Class 3 Notes matured on October 1, 2010.)  As of September 30, 2010, the outstanding principal and unpaid interest on the Class 2 Notes was $3,845,894.  As of October 1, 2010, the outstanding principal and interest on the Class 3 Notes was $5,239,111.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes have begun to accrue interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. As such, certain Class 2 Notes are currently accruing interest at the default rate of 14% and other Class 2 Notes at the default rate of 16%. Also, certain Class 3 Notes are currently accruing interest at the default rate of 12% and other Class 3 Notes at the default rate of 16%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral.

The Company is in discussions with the note holders about curing or waiving the default.  The note holders have continued to purchase new notes to provide additional funding to the Company after the default.  If the existing note holders do not continue to purchase new notes to provide additional funding for operations and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing we may not have sufficient cash to operate.  See Note I – Subsequent Events for information on note activity since September 30, 2010.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note I – Subsequent Events.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at September 30, 2010; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

Revenue Recognition
We recognize revenue in accordance with FASB ASC Topic 605-10 Revenue Recognition. Revenue is recognized when 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the selling price is fixed or determinable and 4) collectability is reasonably assured.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s first nine months of the fiscal year 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INTEGRAL VISION, INC.

Dated: November 16, 2010	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 16, 2010	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer