Form 10-K/A
period 2007-10-31
INTEGRAL VISION INC
filed 2010-12-21
CIK 719152

United States Securities and Exchange Commission
Washington, D.C.  20549

AMENDMENT NO. 3 TO
FORM 10-KSB

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ________.

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

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

Transitional Small Business Format (check one):  Yes  ☐    No  ☑

EXPLANATORY NOTE
The registrant filed a Form 10-KSB on March 31, 2008, an Amendment No. 1 to Form 10-KSB on January 27, 2009 and an Amendment No. 2 to Form 10-KSB on February 5, 2009.   The registrant is filing this Amendment No. 3 to Form 10-KSB with the SEC in order to update our financial statements and Item 12 of Part III with respect to certain related party transactions and to include executed versions of the Consent to Amend and Replace Agreements dated March 12, 2008 (Exhibit 4.9).

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

The following table sumarizes debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company.

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total

Outstanding balance as of December 31, 2006
Class 2	$150,000	$150,000	$-
Class 3	$-	$-	$-
Total	$150,000	$150,000	$-	$300,000

Largest aggregate amount of principle outstanding during period
2007	$1,184,000	$1,050,000	$250,000
2006	$150,000	$150,000	$-

Aggregate amount of transactions (See "Related Party Transaction Detail" table below)
2007	$1,034,000	$900,000	$250,000
2006	$150,000	$150,000	$-

Outstanding balance as of December 31, 2007
Class 2	$1,184,000	$1,050,000	$250,000
Class 3	$-	$-	$-
Total	$1,184,000	$1,050,000	$250,000	$2,484,000

Outstanding balance as of November 22, 2010
Class 2	$1,781,112	$710,945	$125,000
Class 3	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,032,789	$423,161	$5,727,229

Amount of principal paid during year
2007	$61,000	$-	$-
2006	$-	$-	$-

Amount of interest paid during year
Cash 2007	$-	$-	$-
Notes issued in payment of interest 2007	$-	$-	$-
Value of warrants issued 2007	$-	$14,099	$-
Total 2007	$-	$14,099	$-	$14,099
Cash 2006	$-	$-	$-
Notes issued in payment of interest 2006	$-	$-	$-
Value of warrants issued 2006	$-	$-	$-
Total 2006	$-	$-	$-	$-

Accrued interest at December 31
Cash 2007	$69,200	$59,292	$20,479
Value of warrants accrued not issued 2007	$726	$388	$215
Total 2007	$69,926	$59,680	$20,694	$150,300
Cash 2006	$1,089	$519	$-
Value of warrants accrued not issued 2006	$2,524	$1,203	$-
Total 2006	$3,613	$1,722	$-	$5,335

For an explanation of the terms of the Class 2 Notes, Class 3 Notes, and Warrants, refer to Note C – Long Term Debt and Other Financing in the notes to the financial statements.

The following tables detail debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company for the years ended December 31, 2007 and December 31, 2006.

	Related Party
Note	Transaction Detail for			Transaction		Interest	Warrant
Number	2007	Class 2 Note	Classs 3 Note	Date	Date due	rate	accrual rate (2)
58	J.N. Hunter	$50,000	$-	01/22/07	01/11/08	10	1
59	J.N. Hunter	$145,000	$-	01/22/07	01/11/08	10	1

59	J.N. Hunter (1)	$(61,000)	$-	02/07/07	n/a	n/a	N/A
62	J.N. Hunter	$70,000	$-	02/22/07	01/11/08	10	1
65	J.N. Hunter	$75,000	$-	03/26/07	01/11/08	10	1
69	J.N. Hunter	$112,500	$-	04/24/07	01/11/08	10	1
70	J.N. Hunter	$92,500	$-	05/23/07	01/11/08	10	1
76	J.N. Hunter	$50,000	$-	07/17/07	01/11/08	10	1
78	J.N. Hunter	$100,000	$-	07/26/07	01/11/08	10	1
81	J.N. Hunter	$50,000	$-	08/23/07	01/11/08	10	1
82	J.N. Hunter	$50,000	$-	08/29/07	01/11/08	10	1
85	J.N. Hunter	$75,000	$-	09/25/07	01/11/08	10	1
87	J.N. Hunter	$100,000	$-	10/25/07	01/11/08	10	1
89	J.N. Hunter	$75,000	$-	11/26/07	01/11/08	10	1
91	J.N. Hunter	$50,000	$-	12/21/07	01/11/08	12	None
		$1,034,000	$-

60	John R. Kiely, III	$50,000	$-	01/22/07	01/11/08	10	1
61	John R. Kiely, III	$70,000	$-	02/22/07	01/11/08	10	1
64	John R. Kiely, III	$75,000	$-	03/26/07	01/11/08	10	1
67	John R. Kiely, III	$112,500	$-	04/23/07	01/11/08	10	1
72	John R. Kiely, III	$50,000	$-	05/24/07	01/11/08	10	1
73	John R. Kiely, III	$42,500	$-	05/29/07	01/11/08	10	1
77	John R. Kiely, III	$50,000	$-	07/17/07	01/11/08	10	1
79	John R. Kiely, III	$75,000	$-	08/07/07	01/11/08	10	1
80	John R. Kiely, III	$75,000	$-	08/23/07	01/11/08	10	1
86	John R. Kiely, III	$125,000	$-	09/27/07	01/11/08	10	1
88	John R. Kiely, III	$100,000	$-	10/26/07	01/11/08	10	1
90	John R. Kiely, III	$75,000	$-	11/26/07	01/11/08	10	1
		$900,000	$-

63	Max A. Coon	$250,000	$-	3/8/2007	01/11/08	10	1
		$250,000	$-
	Total net transactions at December 31, 2007	$2,184,000	$-

(1)	Principal paid with cash
(2)	Expressed as warranants/$/year. Note holder can elect to receive no warrants and earn an additional 2% interest.

	Related Party
Note	Transaction Detail for			Transaction		Interest	Warrant
Number	2006	Class 2 Note	Classs 3 Note	Date	Date due	rate	accrual rate (1)
51	J.N. Hunter	$75,000	$-	11/21.06	01/11/08	10	1
56	J.N. Hunter	$75,000	$-	12/18/06	01/11/08	10	1
		$150,000	$-

53	John R. Kiely, III	$94,000	$-	12/18/06	01/11/08	10	1
54	John R. Kiely, III	$56,000	$-	12/19/06	01/11/08	10	1
		$150,000	$-

	Total net transactions at December 31, 2006	$300,000	$-

(1)	Expressed as warranants/$/year. Note holder can elect to receive no warrants and earn an additional 2% interest.

The securities referenced above were obtained from the Company in transactions under the same terms as concurrent transactions with unrelated parties.  While the Company does not have a written policy regarding related party transactions, in general, the Company will allow related parties to participate in transactions under the same terms and conditions as unrelated parties.  Where no unrelated parties are participating, the proposed transaction is reviewed by the Board to determine whether the terms of the transaction are fair to, and in the best interest of, the Company.  In this respect, the Board uses the overriding “arms length transaction” criteria to analyze the following factors, in addition to any other factors it deems appropriate depending on the circumstances, in determining whether to approve a related party transaction: (i) fairness of the terms for the Company as related to market and current industry practice; (ii) whether the transaction is in the Company’s best interest; (iii) materiality of the transaction as related to the Company; (iv) role of the related party in the transaction; (v) structure of the transaction; and (vi) interests of all related parties in the transaction. Approval of a related party transaction may be conditioned upon the Company and the related party taking certain recommended actions that the Board deems appropriate and necessary, including, without limitation, any or all of the following: (x) limiting the duration or magnitude of the transaction by changing specific terms; (y) requiring that information about the related party transaction be documented and that reports reflecting the nature and amount of the transaction be delivered to the Board on a regular basis; and (z) appointing a Company representative to monitor various aspects of the related party transaction.

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

4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.*
4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008.*
4.8	Form of Amended Security Agreement dated March 6, 2008.*
4.9	Consent to Amend and Replace Agreements dated March 12, 2008.
4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement.*
10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarter ended September 30, 1995, SEC file 0-12728, and incorporated herein by reference).
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

Date: December 20, 2010

By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: December 20, 2010

Pursuant to the requirements of the Exchange Act, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: December 20, 2010

/S/ MAX A. COON	Vice Chairman, Secretary and Director
Max A. Coon

Date: December 20, 2010

/S/ VINCENT SHUNSKY	Treasurer and Director
Vincent Shunsky

Date: December 20, 2010

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: December 20, 2010

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
34
$698

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$858
Notes payable to related parties (see Note D)	2,484
Accounts payable	75
Accrued compensation and related costs	298
Accrued interest	46
Accrued interest payable to related parties (see Note D)	150
Accrued product warranty	82
Other accrued liabilities	40
Total current liabilities	4,033

Long-term debt	-
Total liabilities	4,033

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-
Common stock, without par value, stated value $.20 per share; 50,000,000 shares authorized; 29,566,409 shares issued and outstanding	5,913
Additional paid-in capital	39,407
Accumulated deficit	(48,655)
Total stockholders' deficit	(3,335)
$698

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,
	2007	2006

	(In thousands, except per share data)
Revenues:
Net product sales	$1,059	$663
Net revenue from product development agreements	92	172
Total net revenues (See Note-B)	1,151	835
Costs of sales:
Costs of sales for products	781	488
Cost of sales for product development agreements	97	199
Depreciation and amortization	17	54
Total costs of sales	895	741
Gross margin	256	94

Other costs and expenses:
Marketing	608	653
General and administrative - net	1,327	1,250
Engineering and development - net	1,146	1,214
Total other costs and expenses	3,081	3,117
Operating loss	(2,825)	(3,023)
Other income	13	46
Interest income	-	42
Interest expense	(68)	(30)
Interest expense for related parties	(162)	(2)
Foreign currency translation gain (loss)	1	(7)
Loss from operations before income taxes	(3,041)	(2,974)
Income taxes	-	-
Net loss	$(3,041)	$(2,974)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.10)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	29,534	29,491

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2006	29,491,409	$5,898	$-	$39,126	$(42,640)	$2,384
Net loss for the year					(2,974)	(2,974)
Share-based compensation				170		170
Balances at December 31, 2006	29,491,409	$5,898	$-	$39,296	$(45,614)	$(420)
Net loss for the year					(3,041)	(3,041)
Stock options exercised	75,000	15		(7)		8
Warrants issued				21		21
Share-based compensation				97		97
Balances at December 31, 2007	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2007	2006
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(3,041)	$(2,974)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70	48
Amortization	11	48
Equipment abandonment loss	16	-
Warrants issued in settlement of interest	21	-
Warrants issued in settlement of interest for related parties (see Note D)	-	-
Share-based compensation	97	170
Changes in operating assets and liabilities:
Accounts receivable	(54)	56
Inventories	117	(172)
Other current assets	22	(17)
Accounts payable and other current liabilities	116	108
Net cash used in operating activities	(2,625)	(2,733)

Cash Flows From Investing Activities:
Purchase of property and equipment	(35)	(49)
Additional patent expenditures	(8)	(12)
Net cash used in investing activities	(43)	(61)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes-net	491	50
Proceeds from sale of Class 2 Notes from related parites (see Note D)	2,184	300
Payments of Class 2 Notes to related parties (see Note D)	(61)	-
Proceeds from exercise of stock options	8	-
Net cash provided by financing activities	2,622	350
Decrease in cash	(46)	(2,444)
Cash at beginning of year	57	2,501
Cash at end of year	$11	$57

Supplemental cash flows information:
Interest paid	$30	$30
Supplemental noncash investing activity:
Reclassification of inventory to equipment	$-	$153

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

Note D - Related Party Transactions

The portion of debt described in Note C above that has been issued to Directors and to certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company is disclosed in the table below.

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total

Outstanding balance as of December 31, 2007

Class 2	$1,184,000	$1,050,000	$250,000
Class 3	$-	$-	$-
Total	$1,184,000	$1,050,000	$250,000	$2,484,000

Amount of principal paid during year

2007	$61,000	$-	$-
2006	$-	$-	$-

Amount of interest paid during year

Cash 2007	$-	$-	$-
Notes issued in payment of interest 2007	$-	$-	$-
Value of warrants issued 2007	$-	$14,099	$-
Total 2007	$-	$14,099	$-	$14,099
Cash 2006	$-	$-	$-
Notes issued in payment of interest 2006	$-	$-	$-
Value of warrants issued 2006	$-	$-	$-
Total 2006	$-	$-	$-	$-

Accrued interest at December 31

Cash 2007	$69,200	$59,292	$20,479
Value of warrants accrued not issued 2007	$726	$388	$215
Total 2007	$69,926	$59,680	$20,694	$150,300
Cash 2006	$1,089	$519	$-
Value of warrants accrued not issued 2006	$2,524	$1,203	$-
Total 2006	$3,613	$1,722	$-	$5,335

Interest expense for the fiscal year ended December 31, 2007 was $230,000, for which $141,710 and $20,479 were for related parties and Directors, respectively.  Interest expense for the fiscal year ended December 31, 2006 was $32,000, for which $2,000 and $0 were for related parties and Directors, respectively.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

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
Wixom, MI 48393

Guerrant Associates
Laura Guerrant
+1 (808) 882-1467

E-Mail Investor Relations
cdrake@iv-usa.com
lguerrant@guerrantir.com

On the World Wide Web
www.iv-usa.com

Exhibits to Form 10-KSB

Integral Vision, Inc.

Year Ended December 31, 2007

Commission File Number 0-12728

Exhibit Number	Exhibit Index Description

4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement.*
4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008.*
4.8	Form of Amended Security Agreement dated March 6, 2008.*
4.9	Consent to Amend and Replace Agreements dated March 12, 2008.
4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement.*
10.5	Integral Vision, Inc. 2008 Equity Incentive Plan.*

14	Code of Ethics.*

23.1	Consent of Rehmann Robson, independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-15(e) or Rule 15d-15(e).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

*  These Exhibits were filed as an Exhibit to registrant’s Form 10-KSB filed March 31, 2008, SEC file 000-12728, and incorporated herein by reference.