Form 10-K/A
period 2008-12-31
INTEGRAL VISION INC
filed 2010-12-21
CIK 719152

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

EXPLANATORY NOTE

The registrant filed a Form 10-K on March 31, 2009.  The registrant is filing this Amendment No. 1 to Form 10-K with the SEC in order to update our financial statements and Item 13 of Part III with respect to certain related party transactions.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The following table sumarizes the debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company.

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2007
Class 2	$1,184,000	$1,050,000	$250,000
Class 3	$-	$-	$-
	$1,184,000	$1,050,000	$250,000	$2,484,000
Largest aggregate amount of principle outstanding during period
2008	$1,976,371	$1,685,266	$386,137
2007	$1,184,000	$1,050,000	$250,000

Aggregate amount of transactions (See "Related Party Transaction Detail" table below)
2008	$792,371	$635,266	$136,137
2007	$1,034,000	$900,000	$250,000
Outstanding balance as of December 31, 2008
Class 2	$667,000	$525,000	$125,000
Class 3	$1,309,371	$1,160,266	$261,137
	$1,976,371	$1,685,266	$386,137	$4,047,774
Outstanding balance as of March 31, 2009
Class 2	$1,781,112	$710,945	$125,000
Class 3	$1,490,167	$1,321,844	$298,161
	$3,271,279	$2,032,789	$423,161	$5,727,229
Amount of principal paid during year
2008	$88,000	$-	$-
2007	$61,000	$-	$-
Amount of interest paid during year
Cash 2008	$567	$-	$-
Notes issued in payment of interest 2008	$66,370	$60,267	$11,137
Value of warrants issued 2008	$187,561	$778	$55,602
Total 2008	$254,498	$61,045	$66,739	$382,282
Cash 2007	$-	$-	$-
Notes issued in payment of interest 2007	$-	$-	$-
Value of warrants issued 2007	$-	$14,099	$-
Total 2007	$-	$14,099	$-	$14,099
Accrued interest at December 31
Cash 2008	$167,822	$151,333	$39,033
Value of warrants accrued not issued 2008	$-	$-	$-
Total 2008	$167,822	$151,333	$39,033	$358,188
Cash 2007	$69,200	$59,292	$20,479
Value of warrants accrued not issued 2007	$726	$388	$215
Total 2007	$69,926	$59,680	$20,694	$150,300

For an explanation of the terms of the Class 2 Notes, Class 3 Notes, and Warrants, refer to Note C – Long Term Debt and Other Financing in the notes to the financial statements.

The following tables detail debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company for the years ended December 31, 2008 and December 31, 2007.

Note	Related Party Transaction Detail for					Interest	Warrant
Number	2008	Class 2 Note	Classs 3 Note	Date	Date due	rate	accrual rate(8)
93	J.N. Hunter	$125,000	$-	01/22/08	02/15/08	12%	None
95	J.N. Hunter	$100,000	$-	03/26/08	04/30/08	12%	None
96	J.N. Hunter	$100,000	$-	04/24/08	05/31/08	12%	None
99	J.N. Hunter	$100,000	$-	05/23/08	06/30/08	12%	None
102	J.N. Hunter	$100,000	$-	06/27/08	07/31/08	12%	None
109	J.N. Hunter	$114,000	$-	08/26/08	09/30/08	12%	None
109	J.N. Hunter (1)	$(13,000)	$-	09/08/08	n/a	n/a	n/a
50	J.N. Hunter (2)	$-	$1,309,371	09/15/08	07/01/10	8%	n/a
Various	J.N. Hunter (3)	$(1,243,000)	$-	09/15/08	n/a	n/a	n/a
118	J.N. Hunter	$75,000	$-	10/28/08	11/30/08	12%	None
118	J.N. Hunter (1)	$(75,000)	$-	11/19/08	n/a	n/a	n/a
119	J.N. Hunter	$100,000	$-	12/17/08	01/23/09	12%	None
	Total net transactions	$(517,000)	$1,309,371

92	John R. Kiely, III	$175,000	$-	01/23/08	02/15/08	12%	None
94	John R. Kiely, III	$100,000	$-	03/26/08	04/30/08	12%	None
97	John R. Kiely, III	$100,000	$-	04/29/08	05/31/08	12%	None
98	John R. Kiely, III	$100,000	$-	05/22/08	06/30/08	12%	None
100	John R. Kiely, III	$50,000	$-	06/19/08	07/31/08	12%	None
101	John R. Kiely, III	$50,000	$-	06/23/08	07/31/08	12%	None
51	John R. Kiely, III (4)	$-	$608,668	09/15/08	07/01/10	8%	n/a
Various	John R. Kiely, III (3)	$(575,750)	$-	09/15/08	n/a	n/a	n/a
52	John R. Kiely, III (5)	$-	$551,598	09/15/08	07/01/10	8%	n/a
Various	John R. Kiely, III (3)	$(524,250)	$-	09/15/08	n/a	n/a	n/a

	Total net transactions	$(525,000)	$1,160,266

108	Max A. Coon	$125,000	$-	08/25/08	09/30/08	12%	None
56	Max A. Coon (6)	$-	$135,274	09/15/08	07/01/10	8%	n/a
63	Max A. Coon (3)	$(125,000)	$-	09/15/08	n/a	n/a	n/a
58	Max A. Coon (7)	$-	$125,863	09/15/08	07/01/10	8%	n/a
108	Max A. Coon (3)	$(125,000)	$-	09/15/08	n/a	n/a	n/a

	Total net transactions	$(125,000)	$261,137

	Total net transactions
	at December 31, 2008	$(1,167,000)	$2,730,774

(1)      Principal paid with cash.
(2)      Includes $66,370 of interest.
(3)      Principal paid with new note.
(4)      Includes $32,918 of interest.
(5)      Includes $27,348 of interest.
(6)      Includes $10,274 of interest.
(7)      Includes $863 of interest.
(8)	Expressed as warranants/$/year. Note holders elected to receive no warrants and earn an additional 2% interest.

Note Number	Related Party Transaction Detail for 2007	Class 2 Note	Classs 3 Note	Transaction Date	Date due	Interest rate	Warrant accrual rate (2)
58	J.N. Hunter	$50,000	$-	01/22/07	01/11/08	10	1
59	J.N. Hunter	$145,000	$-	01/22/07	01/11/08	10	1
59	J.N. Hunter (1)	$(61,000)	$-	02/07/07	n/a	n/a	N/A
62	J.N. Hunter	$70,000	$-	02/22/07	01/11/08	10	1
65	J.N. Hunter	$75,000	$-	03/26/07	01/11/08	10	1
69	J.N. Hunter	$112,500	$-	04/24/07	01/11/08	10	1
70	J.N. Hunter	$92,500	$-	05/23/07	01/11/08	10	1
76	J.N. Hunter	$50,000	$-	07/17/07	01/11/08	10	1
78	J.N. Hunter	$100,000	$-	07/26/07	01/11/08	10	1
81	J.N. Hunter	$50,000	$-	08/23/07	01/11/08	10	1
82	J.N. Hunter	$50,000	$-	08/29/07	01/11/08	10	1
85	J.N. Hunter	$75,000	$-	09/25/07	01/11/08	10	1
87	J.N. Hunter	$100,000	$-	10/25/07	01/11/08	10	1
89	J.N. Hunter	$75,000	$-	11/26/07	01/11/08	10	1
91	J.N. Hunter	$50,000	$-	12/21/07	01/11/08	12	None
		$1,034,000	$-

60	John R. Kiely, III	$50,000	$-	01/22/07	01/11/08	10	1
61	John R. Kiely, III	$70,000	$-	02/22/07	01/11/08	10	1
64	John R. Kiely, III	$75,000	$-	03/26/07	01/11/08	10	1
67	John R. Kiely, III	$112,500	$-	04/23/07	01/11/08	10	1
72	John R. Kiely, III	$50,000	$-	05/24/07	01/11/08	10	1
73	John R. Kiely, III	$42,500	$-	05/29/07	01/11/08	10	1
77	John R. Kiely, III	$50,000	$-	07/17/07	01/11/08	10	1
79	John R. Kiely, III	$75,000	$-	08/07/07	01/11/08	10	1
80	John R. Kiely, III	$75,000	$-	08/23/07	01/11/08	10	1
86	John R. Kiely, III	$125,000	$-	09/27/07	01/11/08	10	1
88	John R. Kiely, III	$100,000	$-	10/26/07	01/11/08	10	1
90	John R. Kiely, III	$75,000	$-	11/26/07	01/11/08	10	1
		$900,000	$-

63	Max A. Coon	$250,000	$-	3/8/2007	01/11/08	10	1
		$250,000	$-

	Total net transactions at December 31, 2007	$2,184,000	$-

(1)	Principal paid with cash
(2)	Expressed as warranants/$/year. Note holder can elect to receive no warrants and earn an additional 2% interest.

On September 15, 2008, John Hunter exchanged Class 2 Notes for Class 3 Notes with the right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, which resulted in a beneficial conversion feature of $1,007,078.  This was reflected in the statement of operations as “Extinguishment loss from modification and exchange of debt instruments”. On the same date, John R. Kiely, III exchanged Class 2 Notes for Class 3 Notes with the right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, which resulted in a beneficial conversion feature of $892,397.  This was reflected in the statement of operations as “Extinguishment loss from modification and exchange of debt instruments”.  On the same date, Max A. Coon exchanged Class 2 Notes for Class 3 Notes with the right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, which resulted in a beneficial conversion feature of $143,119.  This was reflected in the statement of operations as “Extinguishment loss from modification and exchange of debt instruments”.  The aggregate of these related party transactions was $2,042,594.

On September 15, 2008, we modified the strike price of 1,850,000 warrants from $1.00 to $0.001 and issued 3,600,000 warrants for the purchase of common stock at $0.001 in the aggregate to Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., and recorded an expense for the modification and issuance of warrants of $2,186,767.  On September 15, 2008, we modified the strike price of 1,250,000 warrants from $1.00 to $0.001 and issued 3,000,000 warrants for the purchase of common stock at $0.001 to Bonanza Master Fund, Ltd., and recorded an expense for the modification and issuance of warrants of $1,716,190.  There were no such transactions during the fiscal year ended December 31, 2007. The aggregate amount of these related party transactions was $3,902,957.

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
23.1
Consent of Rehmann Robson, independent registered public accounting firm (filed as Exhibit 23.1 to the registrant’s Form 10-K/A for the year ended December 31, 2008 and filed March 31, 2009, SEC file 000-12728, and incorporated herein by reference).

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

/S/ Rehmann Robson, P.C.
Troy, Michigan
March 31, 2009

Balance Sheets
Integral Vision, Inc.

	December 31
	2008	2007
	(in thousands)
Assets
Current assets
Cash	$144	$11
Accounts receivable	208	75
Inventories	325	265
Other current assets	131	97
Total current assets	808	448

Property and equipment
Building improvements	4	4
Production and engineering equipment	234	234
Furniture and fixtures	80	80
Computer equipment	191	190
Marketing/demonstration equipment	139	139
	648	647
Less accumulated depreciation	491	431
Net property and equipment	157	216

Other assets - net of accumulated amortization of $1,519,000 for 2008 and $1,493,000 for 2007	72	34
	72	34
Total assets	$1,037	$698

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$469	$858
Notes payable to related parties and directors (see Note D)	1,317	2,484
Accounts payable	141	75
Accrued compensation and related costs	283	298
Accrued interest	88	46
Accrued interest payable to related parties and directors (see Note D)	358	150
Accrued product warranty	84	82
Other accrued liabilities	54	40
Deferred revenue	656	-
Total current liabilities	3,450	4,033

Long-term debt
Notes payable	940	-
Notes Payable to related parties and directors (see Note D)	2,731	-
Total liabilities	6,181	4,033

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 70,000,000 shares authorized; 29,566,409 shares issued and outstanding	5,913	5,913
Additional paid-in capital	47,391	39,407
Accumulated deficit	(59,388)	(48,655)
Total stockholders' deficit	(6,084)	(3,335)
Total liabilities and stockholders' deficit	$97	$698
The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc.

	Year Ended December 31,
	2008	2007
	(In thousands, except per share data)
Revenues:
Net product sales	$1,002	$1,059
Net revenue from product development agreements	25	92
Total net revenues (See Note B)	1,027	1,151
Costs of sales:
Costs of sales for products	573	781
Cost of sales for product development agreements	-	97
Depreciation and amortization	17	17
Total costs of sales	590	895
Gross margin	437	256

Other costs and expenses:
Marketing	673	608
General and administrative - net	1,713	1,327
Engineering and development - net	1,032	1,146
Total other costs and expenses	3,418	3,081
Operating loss	(2,981)	(2,825)
Other income	29	13
Interest expense	(130)	(68)
Interest expense related parties and directors (see Note D)	(791)	(162)
Extinguishment loss from modification and exchange of debt instruments (See Note C)	(602)	-
Extinguishment loss from modification and exchange of debt instruments for related parties (See Notes C and D)	(2,042)	-
Modification and issuance of warrants to PIPE Equity Investors	(314)	-
Modification and issuance of warrants to PIPE Equity Investors for related parties (see Notes C and D)	(3,903)	-
Foreign currency translation gain	1	1
Loss from operations before income taxes	(10,733)	(3,041)
Income taxes	-	-
Net loss	$(10,733)	$(3,041)

Basic and diluted loss per share	$(0.36)	$(0.10)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	29,566	29,534

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2007	29,491,409	$5,898	$-	$39,296	$(45,614)	$(420)
Net loss for the year					(3,041)	(3,041)
Stock options exercised	75,000	15		(7)		8
Warrants issued				21		21
Share-based compensation				97		97
Balances at December 31, 2007	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)
Net loss for the year					(10,733)	(10,733)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )				243		243
Modification and issuance of warrants to PIPE Equity Investors (See Note I )				4,217		4,217
Extinguishment loss from modification and exchange of debt instruments (See Note C)				2,644		2,644
Modification of warrants previously issued in settlement of interest (See Note C)				230		230
Issuance of restricted stock				207		207
Share-based compensation				443		443
Balances at December 31, 2008	29,566,409	$5,913	$-	$47,391	$(59,388)	$(6,084)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2008	2007
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(10,733)	$(3,041)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	70
Amortization	19	11
Provision for losses on inventory obsolence	71
Equipment abandonment loss	-	16
Warrants issued in settlement of interest	243	-
Warrants issued in settlement of interest to related parties (1)	-	-
Non-cash interest related to warrant modification	70	-
Non-cash interest related to warrant modification to related parties (1)	160	-
Share-based compensation	443	97
Issuance of restricted stock	207	-
Issuance of Class 3 Notes in settlement of interest	19	-
Issuance of Class 3 Notes in settlement of interest to related parties (1)	138	-
Modification and issuance of warrants to PIPE Equity Investors (See Notes C and F)	314	-
Modification and issuance of warrants to PIPE Equity Investors to related parties (See Notes C, D, and F)	3,903	-
Extinguishment loss from modification and exchange of debt instruments (See Notes C and F)	602	-
Extinguishment loss from modification and exchange of debt instruments to related parties (See Notes C, D, and F)	2,042	-
Changes in operating assets and liabilities:
Accounts receivable	(133)	(54)
Inventories	(131)	117
Other current assets	(34)	22
Accounts payable and other current liabilities	317	116
Deferred revenue	656	-
Net cash used in operating activities	(1,766)	(2,646)

Cash Flows From Investing Activities:
Purchase of property and equipment	(3)	(35)
Additional patent expenditures	(8)	(8)
Net cash used in investing activities	(11)	(43)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes	537	430
Proceeds from sale of Class 2 Notes to related parties (1)	1,514	2,184
Payment of Class 2 Note	-	-
Payment of Class 2 Notes to related parties (1)	(88)	(61)
Payment of Class 3 Note	(5)	-
Debt financing fees	(48)	-
Proceeds from exercise of stock options	-	8
Net cash provided by financing activities	1,910	2,561
Increase (Decrease) in cash	133	(128)
Cash at beginning of year	11	57
Cash at end of year	$144	$(71)

Supplemental cash flows information:
Interest paid	$32	$30
Supplemental noncash investing activity:
Exchange of Class 2 Notes for Class 3 Notes	$3,280	$-
Exchange of Class 3 Notes for Class 2 Notes	$139	$-

(1) See Note D

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

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2007
Class 2	$1,184,000	$1,050,000	$250,000
Class 3	$-	$-	$-
	$1,184,000	$1,050,000	$250,000	$2,484,000
Outstanding balance as of December 31, 2008
Class 2	$667,000	$525,000	$125,000
Class 3	$1,309,371	$1,160,266	$261,137
	$1,976,371	$1,685,266	$386,137	$4,047,774
Amount of principal paid during year
2008	$88,000	$-	$-
2007	$61,000	$-	$-
Amount of interest paid during year
Cash 2008	$567	$-	$-
Notes issued in payment of interest 2008	$66,370	$60,267	$11,137
Value of warrants issued 2008	$187,561	$778	$55,602
Total 2008	$254,498	$61,045	$66,739	$382,282
Cash 2007	$-	$-	$-
Notes issued in payment of interest 2007	$-	$-	$-
Value of warrants issued 2007	$-	$14,099	$-
Total 2007	$-	$14,099	$-	$14,099
Accrued interest at December 31
Cash 2008	$167,822	$151,333	$39,033
Value of warrants accrued not issued 2008	$-	$-	$-
Total 2008	$167,822	$151,333	$39,033	$358,188
Cash 2007	$69,200	$59,292	$20,479
Value of warrants accrued not issued 2007	$726	$388	$215
Total 2007	$69,926	$59,680	$20,694	$150,300

Interest expense for the fiscal year ended December 31, 2008 was $921,000, for which $695,497 and $95,061 were for related parties and Directors, respectively.  Interest expense for the fiscal year ended December 31, 2007 was $230,000, for which $141,710 and $20,479 were for related parties and Directors, respectively.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

On September 15, 2008, John Hunter exchanged Class 2 Notes for Class 3 Notes with the right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, which resulted in a beneficial conversion feature of $1,007,078.  This was reflected in the statement of operations as “Extinguishment loss from modification and exchange of debt instruments”.  On the same date, John R. Kiely, III exchanged Class 2 Notes for Class 3 Notes with the right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, which resulted in a beneficial conversion feature of $892,397.  This was reflected in the statement of operations as “Extinguishment loss from modification and exchange of debt instruments”. On the same date, Max A. Coon exchanged Class 2 Notes for Class 3 Notes with the right to convert immediately at $0.25 per share, which was less than the fair market value of the stock on the date of exchange, which resulted in a beneficial conversion feature of $143,119.  This was reflected in the statement of operations as “Extinguishment loss from modification and exchange of debt instruments”. The aggregate of these related party transactions was $2,042,594.

On September 15, 2008, we modified the strike price of 1,850,000 warrants from $1.00 to $0.001 and issued 3,600,000 warrants for the purchase of common stock at $0.001 in the aggregate  to Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., and recorded an expense for the modification and issuance of warrants of $2,186,767.  On September 15, 2008, we modified the strike price of 1,250,000 warrants from $1.00 to $0.001 and issued 3,000,000 warrants for the purchase of common stock at $0.001 to Bonanza Master Fund, Ltd., and recorded an expense for the modification and issuance of warrants of $1,716,190.  There were no such transactions during the fiscal year ended December 31, 2007. The aggregate of these related party transactions was $3,902,957.

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

Corporate Officers	Corporate Directory

Charles J. Drake, 68, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 51, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI
General Counsel
Jeffrey J. Becker, 47, is Senior Vice President of Integral Vision, Inc.	J.M. Warren Law Offices, P.C. Lansing, MI

Andrew Blowers, 41, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Paul Zink, 43, is Vice President of
Applications of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-K
Charles J. Drake Chairman of the Board of Directors, Integral Vision, Inc.	Interested stockholders may obtain, without charge, a copy of the Company’s Annual Report on Form 10-K,
Chief Executive Officer, Integral Vision, Inc.	as filed with the Securities and Exchange Commission, upon written request to:
Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners Ltd.	49113 Wixom Tech Drive
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