Form 10-K/A
period 2009-12-31
INTEGRAL VISION INC
filed 2010-12-21
CIK 719152

United States
Securities and Exchange Commission
Washington, D.C.  20549

AMENDMENT NO. 2 TO FORM 10-K

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

EXPLANATORY NOTE

The registrant filed a Form 10-K on March 31, 2010 and filed an Amendment No. 1 to Form 10-K on April 30, 2010.  The registrant is filing this Amendment No. 2 to Form 10-K with the SEC in order to update our financial statements and Item 13 of Part III with respect to certain related party transactions.

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

	Present Position with the
	Company and Principal		Served as
Name	Occupation	Age	Director Since

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.; President and Chairman of the Board of Maxco, Inc.	75	1978

Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	69	1978

Vincent Shunsky	Treasurer and Director of Integral Vision, Inc.;	61	1978

William B. Wallace	Director of Integral Vision, Inc.; Senior Managing Director of Equity Partners Ltd., a West Bloomfield, Michigan based private investment banking firm	65	1990

Mark R. Doede	Director, President, Chief Operating Officer, and Chief Financial Officer of Integral Vision, Inc.	52	N/A

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

Executive Officers

The following table sets forth information concerning the Executive Officers of the Company.

	Present Position with the
	Company and Principal		Served as
Name	Occupation	Age	Officer Since

Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	69	1978

Mark R. Doede	President, Chief Operating Officer and Chief Financial Officer of Integral Vision, Inc.	52	1989

Jeffery Becker	Senior Vice President of Integral Vision, Inc.	48	2007

Andrew Blowers	Chief Technical Officer of Integral Vision, Inc.	42	2002

Paul M. Zink	Vice President of Applications Engineering of Integral Vision, Inc.	44	2007

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.; President and Chairman of the Board of Maxco, Inc.	75	1978

Vincent Shunsky	Treasurer and Director of Integral Vision, Inc.	61	1978

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

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by the Chief Executive Officer of the Company and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) [1]	All Other Compensation ($)		Total
Charles J. Drake	2009	160,000		80,000			15,410	[3]	255,410
Chief Executive Officer	2008	160,000		80,000	300,000	168,216	18,113	[3]	726,329

Mark R. Doede	2009	120,000		36,000	18,560		13,265	[4]	187,825
President & Chief Operating Officer	2008	120,000		36,000	55,200	40,453	15,592	[4]	267,245

Jeffery J. Becker	2009	126,534	[2]	12,000			10,865	[5]	149,401
Senior Vice President	2008	104,665	[2]	12,000		85,531	10,384	[5]	212,582

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

Grants of Plan Based Awards During Fiscal Year 2009

The following table lists plan based awards granted to executive officers named in the Summary Compensation Table above:

			Grants of Plan Based Awards during Fiscal Year 2008
Name	Grant Date		Estimated Future Payout Target (#)		Stock Award	Stock Options	Option Exercise Price ($)	Grant Date Fair Value ($)
Mark R. Doede	1/1/2009	[1]	116,000	[2]	-	-	-	18,560

1 These stock awards were issued from the 2008 Equity Incentive Plan.
2 Grant terms restrict the sale of stock awarded until all Class 2 Notes are repaid.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table lists unexercised options as of December 31, 2009 for the executive officers named in the Summary Compensation Table above.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options at FY-End (#)					Equity Incentive Plan Awards
Name	Exercisable	Unexercisable	Option Exercise Price ($)		Option Expiration Date	Market value of unearned shares ($) [6]		Number of unearned shares (#)
Charles J. Drake	500,000		0.17		5/15/2018	37,000	[7]	1,000,000
	500,000		0.30		9/16/2018

Mark R. Doede	50,000		0.13		8/1/2011	11,100	[7]	300,000
	50,000		0.24		3/12/2012
	40,000		0.15		5/7/2013
	33,000		0.13		1/20/2018
	117,500	117,500	0.26	[4]	2/14/2018
	50,000	50,000	0.15	[3]	4/3/2018
	116,000		0.17		5/15/2018

Jeffery J. Becker	33,000		0.13		1/20/2018
	65,000	65,000	0.26	[1]	2/14/2018
	57,000		0.22		4/30/2018
	90,000		0.17		5/15/2018

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

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2008
Class 2 Notes	$667,000	$525,000	$125,000
Class 3 Notes	$1,309,371	$1,160,266	$261,137
Total	$1,976,371	$1,685,266	$386,137	$4,047,774

Largest aggregate amount of principle outstanding during period
2009	$3,086,173	$1,893,504	$411,118
2008	$1,976,371	$1,685,266	$386,137

Aggregate amount of transactions (See "Related Party Transaction Detail" table below)
2009	$1,109,802	$108,238	$24,981
2008	$792,371	$635,266	$136,137

Outstanding balance as of 12/31/2009
Class 2 Notes	$1,656,112	$525,000	$125,000
Class 3 Notes	$1,430,061	$1,268,504	$286,118
Total	$3,086,173	$1,793,504	$411,118	$5,290,795

Outstanding balance as of 11/22/2010
Class 2	$1,781,112	$710,945	$125,000
Class 3	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,032,789	$423,161	$5,727,229

Amount of principal paid during year
2009	$-	$100,000	$-
2008	$88,000	$-	$-

Amount of interest paid during year
Cash 2009	$-	$395	$-
Notes issued in payment of interest 2009	$134,802	$108,238	$24,981
Value of warrants issued 2009	$58,404	$13,221	$3,148
Total 2009	$193,206	$121,854	$28,129	$343,189

Cash 2008	$567	$-	$-
Notes issued in payment of interest 2008	$66,370	$60,267	$11,137
Value of warrants issued 2008	$187,561	$778	$55,602
Total 2008	$254,498	$61,045	$66,739	$382,282

Accrued interest at December 31
Cash 2009	$294,460	$205,117	$51,360
Value of warrants accrued not issued 2009	$56,690	$5,029	$1,197
Total 2009	$351,150	$210,146	$52,557	$613,853

Cash 2008	$167,822	$151,333	$39,033
Value of warrants accrued not issued 2008	$-	$-	$-
Total 2008	$167,822	$151,333	$39,033	$358,188

For an explanation of the terms of the Class 2 Notes, Class 3 Notes, and Warrants, refer to Note C – Long Term Debt and Other Financing in the notes to the financial statements.

The following tables detail debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company for the years ended December 31, 2009 and December 31, 2008.

Note Number	Related Party Transaction Detail for 2009	Class 2 Note	Classs 3 Note	Date issued	Date due	Interest rate	Warrant accrual rate (5)
63	J.N. Hunter (1)		64,885	01/08/09	07/01/10	12%	N/A
121	J.N. Hunter	280,000		01/23/09	02/27/09	12%	N/A
122	J.N. Hunter (2)	(280,000)		02/24/09	N/A	N/A	N/A
122	J.N. Hunter	280,000		02/24/09	06/15/09	10%	5
123	J.N. Hunter	100,000		02/24/09	06/15/09	12%	N/A
124	J.N. Hunter	70,000		02/24/09	06/15/09	10%	5
126	J.N. Hunter	130,000		03/03/09	06/15/09	12%	N/A
Various	J.N. Hunter (2)	(680,000)		04/10/09	N/A	N/A	N/A
128	J.N. Hunter (3)	694,112		04/10/09	12/31/09	10%	5
129	J.N. Hunter	55,000		06/04/09	12/31/09	10%	5
130	J.N. Hunter	70,000		06/24/09	12/31/09	10%	5
81	J.N. Hunter (1)		55,805	07/01/09	07/01/10	12%	N/A
131	J.N. Hunter	160,000		07/27/09	12/31/09	10%	5
132	J.N. Hunter	110,000		08/25/09	12/31/09	10%	5

	Total net transactions	$989,112	$120,690

64	John R. Kiely, III (1)		30,611	01/08/09	07/01/10	12%	N/A
65	John R. Kiely, III (1)		28,104	01/08/09	07/01/10	12%	N/A
127	John R. Kiely, III	100,000		03/25/09	04/16/09	12%	N/A
127	John R, Kiely, III (4)	(100,000)		04/03/09	N/A	N/A	N/A
82	John R. Kiely, III (1)		25,819	07/01/09	07/01/10	12%	N/A
83	John R. Kiely, III (1)		23,704	07/01/09	07/01/10	12%	N/A

	Total net transactions	$-	$108,238

72	Max A. Coon (1)		2,979	01/08/09	07/01/10	12%	N/A
73	Max A. Coon (1)		10,822	01/08/09	07/01/10	12%	N/A
79	Max A. Coon (1)		5,170	07/01/09	07/01/10	12%	N/A
87	Max A. Coon (1)		6,010	07/01/09	07/01/10	12%	N/A

	Total net transactions	$0	$24,981

	Total net transactions at December 31, 2009	$989,112	$253,909

(1)	Issued to pay interest due.
(2)	Principal paid with new note.
(3)	Includes $14,112 of interest paid.
(4)	Principal paid with cash.
(5)	Expressed as warranants/$/year. Note holder can elect to receive no warrants and earn an additional 2% interest.

Note Number	Related Party Transaction Detail for 2009	Class 2 Note	Classs 3 Note	Date	Date due	Interest rate	Warrant accrual rate (8)
93	J.N. Hunter	$125,000	$-	01/22/08	02/15/08	12%	None
95	J.N. Hunter	$100,000	$-	03/26/08	04/30/08	12%	None
96	J.N. Hunter	$100,000	$-	04/24/08	05/31/08	12%	None
99	J.N. Hunter	$100,000	$-	05/23/08	06/30/08	12%	None
102	J.N. Hunter	$100,000	$-	06/27/08	07/31/08	12%	None
109	J.N. Hunter	$114,000	$-	08/26/08	09/30/08	12%	None
109	J.N. Hunter (1)	$(13,000)	$-	09/08/08	n/a	n/a	n/a
50	J.N. Hunter (2)	$-	$1,309,371	09/15/08	07/01/10	8%	n/a
Various	J.N. Hunter (3)	$(1,243,000)	$-	09/15/08	n/a	n/a	n/a
118	J.N. Hunter	$75,000	$-	10/28/08	11/30/08	12%	None
118	J.N. Hunter	$(75,000)	$-	11/19/08	n/a	n/a	n/a
119	J.N. Hunter	$100,000	$-	12/17/08	01/23/09	12%	None

	Total net transactions	$(517,000)	$1,309,371

92	John R. Kiely, III	$175,000	$-	01/23/08	02/15/08	12%	None
94	John R. Kiely, III	$100,000	$-	03/26/08	04/30/08	12%	None
97	John R. Kiely, III	$100,000	$-	04/29/08	05/31/08	12%	None
98	John R. Kiely, III	$100,000	$-	05/22/08	06/30/08	12%	None
100	John R. Kiely, III	$50,000	$-	06/19/08	07/31/08	12%	None
101	John R. Kiely, III	$50,000	$-	06/23/08	07/31/08	12%	None
51	John R. Kiely, III (4)	$-	$608,668	09/15/08	07/01/10	8%	n/a
Various	John R. Kiely, III (3)	$(575,750)	$-	09/15/08	n/a	n/a	n/a
52	John R. Kiely, III (5)	$-	$551,598	09/15/08	07/01/10	8%	n/a
Various	John R. Kiely, III (3)	$(524,250)	$-	09/15/08	n/a	n/a	n/a

	Total net transactions	$(525,000)	$1,160,266

108	Max A. Coon	$125,000	$-	08/25/08	09/30/08	12%	None
56	Max A. Coon (6)	$-	$135,274	09/15/08	07/01/10	8%	n/a
63	Max A. Coon (3)	$(125,000)	$-	09/15/08	n/a	n/a	n/a
58	Max A. Coon (7)	$-	$125,863	09/15/08	07/01/10	8%	n/a
108	Max A. Coon (3)	$(125,000)	$-	09/15/08	n/a	n/a	n/a
	Total net transactions	$(125,000)	$261,137

	Total net transactions at December 31, 2008	$(1,167,000)	$2,730,774

(1)	Principal paid with cash.
(2)	Includes $66,370 of interest.
(3)	Principal paid with new note.
(4)	Includes $32,918 of interest.
(5)	Includes $27,348 of interest.
(6)	Includes $10,274 of interest.
(7)	Includes $863 of interest.
(8)	Expressed as warranants/$/year. Note holders elected to receive no warrants and earn an additional 2% interest.

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

On September 15, 2008, we modified the strike price of 1,850,000 warrants from $1.00 to $0.001 and issued 3,600,000 warrants for the purchase of common stock at $0.001 in the aggregate to Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., and recorded an expense for the modification and issuance of warrants of $2,186,767.  On September 15, 2008, we modified the strike price of 1,250,000 warrants from $1.00 to $0.001 and issued 3,000,000 warrants for the purchase of common stock at $0.001 to Bonanza Master Fund, Ltd., and recorded an expense for the modification and issuance of warrants of $1,716,190.  There were no such transactions during the fiscal year ended December 31, 2009. The aggregate amount of these related party transactions was $3,902,957.

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

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: December 20, 2010

/S/ MAX A. COON	Vice Chairman and Director
Max A. Coon

Date: December 20, 2010

/S/ VINCENT SHUNSKY	Director
Vincent Shunsky

Date: December 20, 2010

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: December 20, 2010

/S/ MARK R. DOEDE	Director
Mark R. Doede

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

/S/ Rehmann Robson, P.C.
Troy, Michigan
March 30, 2010

Balance Sheets
Integral Vision, Inc.

	December 31
	2009	2008
	(in thousands)
Assets
Current assets
Cash	$28	$144
Accounts receivable	50	208
Inventories	190	325
Other current assets	98	131
Total current assets	366	808

Property and equipment
Building improvements	4	4
Production and engineering equipment	354	234
Furniture and fixtures	80	80
Computer equipment	193	191
Marketing/demonstration equipment	139	139
	770	648
Less accumulated depreciation	580	491
Net property and equipment	190	157

Other assets - net of accumulated amortization of $1,559,000 for 2009 and $1,512,000 for 2008	61	72
	61	72
Total assets	$617	$1,037

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$2,086	$469
Notes payable to related parties and directors (See Note D)	$5,291	$1,317
Accounts payable	114	141
Customer deposits	249	-
Accrued compensation and related costs	276	283
Accrued interest	160	88
Accrued interest related parties and directors (See Note D)	614	358
Accrued product warranty	108	84
Other accrued liabilities	95	54
Deferred revenue	72	656
Total current liabilities	9,065	3,450

Long-term debt
Notes payable	-	940
Notes payable related parties and directors (See Note D)	-	2,731
Total liabilities	9,065	7,121

Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value, stated value $.20 per share; 90,000,000 shares authorized; 30,866,409 shares issued and outstanding (29,566,409 in 2008)	6,173	5,913
Additional paid-in capital	47,528	47,391
Accumulated deficit	(62,149)	(59,388)
Total stockholders' deficit	(8,448)	(6,084)
Total liabilities and stockholders' deficit	$617	$1,037

The accompanying notes are an integral part of these financial statements.

Statements of Operations
Integral Vision, Inc..

	Year Ended December 31,
	2009	2008

	(In thousands, except per share data)
Revenues:
Net product sales	$1,754	$1,002
Net revenue from product development agreements	-	25
Total net revenues (See Note B)	1,754	1,027
Costs of sales:
Costs of sales for products	850	573
Depreciation and amortization	21	17
Total costs of sales	871	590
Gross margin	883	437

Other costs and expenses:
Marketing	487	673
General and administrative - net	1,383	1,713
Engineering and development - net	939	1,032
Total other costs and expenses	2,809	3,418
Operating loss	(1,926)	(2,981)
Other (expense) income	(3)	29
Interest expense	(228)	(130)
Interest expense related parties and directors (See Note D)	(586)	(791)
Extinguishment loss from modification and exchange of debt instruments (See Note C)	(10)	(602)
Extinguishment loss from modification and exchange of debt instruments for related parties (See Notes C and D)	(8)	(2,042)
Modification and issuance of warrants to PIPE Equity Investors (see Note C)	-	(314)
Modification and issuance of warrants to PIPE Equity Investors for related parties (see Notes C and D)	-	(3,903)
Foreign currency translation gain	-	1
Loss from operations before income taxes	(2,761)	(10,733)
Income taxes	-	-
Net loss	$(2,761)	$(10,733)

Basic and diluted loss per share	$(0.09)	$(0.36)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	30,268	29,566

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Deficit
Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2008	29,566,409	$5,913	$-	$39,407	$(48,655)	$(3,335)
Net loss for the year					(10,733)	(10,733)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )				243		243
Modification and issuance of warrants to PIPE Equity Investors (See Note I )				4,217		4,217
Extinguishment loss from modification and exchange of debt instruments (See Note C)				2,644		2,644
Modification of warrants previously issued in settlement of interest (See Note C)				230		230
Issuance of restricted stock				207		207
Share-based compensation				443		443
Balances at December 31, 2008	29,566,409	$5,913	$-	$47,391	$(59,388)	$(6,084)
Net loss for the year					(2,761)	(2,761)
Vested Stock Grants	1,300,000	260	-	(260)	-	-
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	-	-	86	-	86
Extinguishment loss from exchange of debt instruments (See Note C)	-	-	-	18	-	18
Share-based compensation	-	-	-	293	-	293
Balances at December 31, 2009	30,866,409	$6,173	$-	$47,528	$(62,149)	$(8,448)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows
Integral Vision, Inc.

	Year Ended December 31
	2009	2008
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,761)	$(10,733)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	89	61
Amortization	47	19
Provision for losses on inventory obsolence	-	71
Warrants issued in settlement of interest	12	-
Warrants issued in settlement of interest to related parties (1)	74	243
Non-cash interest related to warrant modification	-	70
Non-cash interest related to warrant modification for related parties (1)	-	160
Share-based compensation	293	443
Issuance of restricted stock	-	207
Issuance of Class 3 Notes in settlement of interest	184	19
Issuance of Class 3 Notes in settlement of interest to related parties (1)	128	138
Issuance of Class 2 Notes in settlement of interest to related parties (1)	14	-
Modification and issuance of warrants to PIPE Equity Investors (See Notes I)	-	314
Modification and issuance of warrants to PIPE Equity Investors to related parties (See Notes D and I)	-	3,903
Extinguishment loss from modification and exchange of debt instruments (See Notes C)	10	602
Extinguishment loss from modification and exchange of debt instruments for related parties (See Notes C and D)	8	2,042
Changes in operating assets and liabilities:
Accounts receivable	158	(133)
Inventories	22	(131)
Other current assets	33	(34)
Accounts payable and other current liabilities	359	317
Customer deposits	249	-
Deferred revenue	(584)	656
Net cash used in operating activities	(1,665)	(1,766)

Cash Flows From Investing Activities:
Purchase of property and equipment	(9)	(3)
Additional patent expenditures	(36)	(8)
Net cash used in investing activities	(45)	(11)

Cash Flows From Financing Activities:
Proceeds from sale of Class 2 Notes	250	537
Proceeds from sale of Class 2 Notes to related parties (1)	1,075	1,514
Payment of Class 2 Note	(60)	-
Payment of Class 2 Note to related parties (1)	(100)	(88)
Proceeds from sale of Class 3 Notes	429	-
Payment of Class 3 Note	-	(5)
Debt financing fees	-	(48)
Net cash provided by financing activities	1,594	1,910
(Decrease) Increase in cash	(116)	133
Cash at beginning of year	144	11
Cash at end of year	$28	$144

Supplemental cash flows information:
Interest paid	$40	$32

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

For more information on the Exchange Agreements, please refer to Note I – Share Based Compensation.

The aggregate amount of outstanding Class 2 and Class 3 Notes is $7,377,432 as of December 31, 2009.

A summary of the Company’s debt obligations is as follows as of December 31:
	2009	2008
	(in thousands)

Short Term Notes Payable:
Class 2 Notes	$2,855	$1,786
Class 3 Notes	4,522	-
Net Short Term Notes Payable	$7,377	$1,786

Long Term Notes Payable:
Class 2 Notes	$-	$-
Class 3 Notes	-	3,671
Total Long Term Notes Payable	$-	$3,671

See Note N – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

The portion of debt described in Note C above that has been issued to Directors and to certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company is disclosed in the table below.

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2009
Class 2 Notes	$1,656,112	$525,000	$125,000
Class 3 Notes	$1,430,061	$1,268,504	$286,118
Total	$3,086,173	$1,793,504	$411,118	$5,290,795
Amount of principal paid during year
2009	$-	$100,000	$-
2008	$88,000	$-	$-
Amount of interest paid during year
Cash 2009	$-	$395	$-
Notes issued in payment of interest 2009	$134,802	$108,238	$24,981
Value of warrants issued 2009	$58,404	$13,221	$3,148
Total 2009	$193,206	$121,854	$28,129	$343,189
Cash 2008	$567	$-	$-
Notes issued in payment of interest 2008	$66,370	$60,267	$11,137
Value of warrants issued 2008	$187,561	$778	$55,602
Total 2008	$254,498	$61,045	$66,739	$382,282
Accrued interest at December 31
Cash 2009	$294,460	$205,117	$51,360
Value of warrants accrued not issued 2009	$56,690	$5,029	$1,197
Total 2009	$351,150	$210,146	$52,557	$613,853
Cash 2008	$167,822	$151,333	$39,033
Value of warrants accrued not issued 2008	$-	$-	$-
Total 2008	$167,822	$151,333	$39,033	$358,188

Interest expense for the fiscal year ended December 31, 2009 was $814,000, for which $545,790 and $39,941 were for related parties and Directors, respectively.  Interest expense for the fiscal year ended December 31, 2008 was $921,000, for which $695,497 and $95,061 were for related parties and Directors, respectively.

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

On September 15, 2008, we modified the strike price of 1,850,000 warrants from $1.00 to $0.001 and issued 3,600,000 warrants for the purchase of common stock at $0.001 in the aggregate  to Special Situations Cayman Fund, L.P., Special Situations Private Equity Fund, L.P., Special Situations Technology Fund, L.P., and Special Situations Technology Fund II, L.P., and recorded an expense for the modification and issuance of warrants of $2,186,767.  On September 15, 2008, we modified the strike price of 1,250,000 warrants from $1.00 to $0.001 and issued 3,000,000 warrants for the purchase of common stock at $0.001 to Bonanza Master Fund, Ltd., and recorded an expense for the modification and issuance of warrants of $1,716,190.  There were no such transactions during the fiscal year ended December 31, 2009. The aggregate of these related party transactions was $3,902,957.

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

*Filed as Exhibit to registrant’s Form 10-K filed March 31, 2010, SEC file 000-12728, and incorporated herein by reference.