Form 10-K
period 2010-12-31
INTEGRAL VISION INC
filed 2011-04-15
CIK 719152

United States
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________ .

Commission File Number 0-12728

INTEGRAL VISION, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-2191935
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

49113 Wixom Tech Drive, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (248) 668-9230

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value or Stated Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $966,209 as of June 30, 2010.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,675,409 shares of common stock as of March 29, 2010.

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

Automated inspection has become a necessity for manufacturers who need to continually improve production efficiency to meet the increasing demand for high quality products.  Our automatic inspection systems can inspect parts at a lower cycle time and with greater repeatability than is possible with human inspectors.  While we have several large companies as customers, these customers are working with new microdisplay technologies.  Our success will be substantially dependent on these customers getting their emerging display technologies into high volume production.

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

Marketing and Sales

We generally market our vision products to end users, but we have had success integrating our products with original equipment manufacturers in certain circumstances.  Although sales are made worldwide, our strongest presence is maintained in the US (through Company employees), and in Asia and Europe (through sales representatives). See Note K to our audited financial statements for geographic sales information about groups of countries.

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year.  It is possible that the specific customers reaching this threshold may change from year to year.  Loss of any one of these customers could have a material impact on our results of operations. For 2010, sales to Qualcomm represented 40% of our total net sales, Plastic Logic GmbH represented 25% and EMagin Corporation represented 17% of our total net sales. Approximately $21,000 and $28,000 was due from Qualcomm and EMagin Corporation respectively at December 31, 2010.  For 2009, sales to Qualcomm represented 94% of total net sales.   Approximately $49,500 was due from Qualcomm at December 31, 2009.

Intellectual Property

Management believes that the technology incorporated in our products gives us advantages over our actual and prospective competitors.  Protection of technology is attempted through a combination of patents, applied for patents, confidentiality agreements and trade secrets.  We presently have 14 U.S. patents.  There can be no assurance that we will have the resources to defend our patents or that patents we hold will be considered valid if challenged.  In addition, it is possible that some patents will be rendered worthless as the result of technological obsolescence.

Governmental Approvals and Regulations

We are not subject to government approvals for any of our primary products or services.  Certain applications using laser technology require compliance with regulations issued by the Center for Devices and Radiological Health of the US Food and Drug Administration (21 CFR 1040).

Product Development

The market for machine vision is characterized by rapid and continuous technological development and product innovation.  We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position.  Accordingly, we devote a significant portion of our personnel and financial resources to product development programs and seek to maintain close relationships with customers to remain responsive to their needs.  Our net engineering and product development costs amounted to $804,000 and $939,000 in 2010 and 2009, respectively.  Our current product development efforts are primarily directed to flat panel display.

Environmental Factors

Our costs of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 28, 2011 and February 28, 2010, we had 9 and 10 permanent employees respectively, all full time.   None of our employees are represented by a labor union.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. and 3:00 p.m. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains a website at http://www.sec.gov where you can obtain reports, proxy and information statements and other information regading issuers, like us, that file electronically with the SEC. We also make available free of charge on our website at www.iv-usa.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 248-668-9230.

Item 2.  Properties

We lease an approximately 14,000 square foot light industrial building at 49113 Wixom Tech Drive, Wixom, Michigan. The original five year lease commenced on January 1, 2006 and ended on January 1, 2011. We negotiated a renewal of our lease for an additional five year period commencing on January 1, 2011.   Our engineering and administrative functions are performed at this location as well as some manufacturing.  The building is approxmately 13 years old and is in excellent condition.

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

	2010				2009
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
High	$0.07	$0.07	$0.13	$0.08	$0.18	$0.18	$0.15	$0.09
Low	0.04	0.02	0.04	0.03	0.10	0.06	0.05	0.04

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

There are 23,904,000 warrants exercisable into common stock outstanding, notes convertible into 23,233,000 shares of common stock outstanding, and stock options representing 6,260,000 shares of common stock all immediately exercisable.  Refer to Note I – Share Based Compensation in the notes to the audited financial statements for additional information.

Holders

As of March 18, 2011, there were approximately 310 holders of record of our Common Stock.  This figure does not reflect the approximately 1,142 beneficial stockholders whose shares are in nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock.  We currently intend to retain any earnings for use in our operations and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases

We did not repurchase any equity securities during the years ended December 31, 2009 and 2010.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2010.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	6,260,000	$0.06	6,572,000

(1)	The remaining number of securities available for future issuance under equity compensation plans may be for either option grants or stock grants.

(2)
On May 5, 2010, 2,375,000 stock options were awarded from the 2008 Plan to various key employees and is contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

Integral Vision has four (4) equity compensation plans with active options outstanding.  The “1995 Employee Stock Option Plan” and the “1999 Employee Stock Option Plan” have expired and no new awards will be made from them. The “2004 Employee Stock Option Plan” and the “Integral Vision, Inc. 2008 Equity Incentive Plan”, both of which have been approved by our shareholders, are active and may grant nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.  The plans are administered by the Compensation Committee of the Board of Directors.  Each of the plans terminates after 10 years, though termination of the plan does not affect the rights of beneficiaries under options granted prior to the termination of the plan.  Options are to be granted at a price equal to or greater than the closing price of the common stock on the day the option is granted and may be exercisable for up to 10 years from the date of grant so long as the beneficiary is employed by the Company, but such options terminate 3 months after the beneficiary is no longer employed by the Company unless due to permanent and total disability, in which case the options terminate 12 months after employment ceases.  For further information on equity compensation, see Note I – Share Based Compensation in the notes to the audited financial statements.

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

Results of Operations - Year Ended December 31, 2010, compared to the Year Ended December 31, 2009

Net revenues for 2010 decreased $148,000 (8.4%) to $1,606,000 from $1,754,000 in 2009.  Revenue is reported net of sales commission expense which was approximately $85,000 in 2010 compared to approximately $136,000 in 2009.  Sales from the flat panel display inspection product line were $1,604,000 in 2010, a decrease of $145,000 (48.3%) from $1,749,000 in 2009. Our sales orders were up for 2010 from 2009; however, we could not recognize approximately $346,000 of deferred revenue because acceptance of  the orders by our customers had not taken place.

Direct costs of sales for 2010 decreased $257,000 (29.5%) to $614,000 (approximately 38.2% of sales) from $871,000 (approximately 49.7% of sales) in 2009.  This was due to a decrease in sales and an increase in margin on sales recognized which resulted in a combined decrease of $215,000 in costs related to the manufacture of flat panel display inspection equipment.  We also had a decrease in warranty expense of $42,000.

Marketing costs for 2010 were $419,000, a $68,000 (14.0%) decrease over the  $487,000 spent in 2009.  This is primarily attributable to decreases in trade show activity of $8,000 and compensation and related benefits of $90,000 offset by an increase in travel and promotion costs of $30,000.  Expense allocated to marketing costs for amortization of share based compensation as required by FASB ASC Topic 718 “Stock Compensation” was approximately $33,000 for 2009 and $22,000 for 2010.

General and administrative costs for 2010 were $1,207,000, a $176,000 (12.7%) decrease over the $1,383,000 spent in 2009. The decrease was primairly attributable to decreases in professional fees of $99,000, compensation and related benefits of $88,000 and offrset by increases in supplies and outside services of $11,000.  Expense allocated to G&A for amortization of share based compensation as required by FASB ASC Topic 718 “Stock Compensation” for 2009 was approximately $211,000 compared to $113,000 in 2010.

Engineering and product development expenditures decreased $135,000 (14.4%) to $804,000 in 2010 compared to $939,000 in 2009.  This is primarily attributable to a decrease in staffing and related costs of $129,000, and decreases in travel costs of $6,000. Expense allocated to engineering and product development costs for the amortization of share-based compensation as required by FASB ASC Topic 718 “Stock Compensation” for 2009 was $49,000 compared to $43,000 in 2010.

Other income was approximately the same for the years ended 2010 and 2009.

Interest expense increased $188,000 to $1,002,000 in 2010 compared to $814,000 in 2009.  The increase is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the additional interest that resulted from the default on Class 2 and Class 3 Notes which occurred on September 30, 2010 and October 1, 2010.

Seasonality and Quarterly Fluctuations

Integral Vision’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. Our reliance on large orders has contributed to the variability of our operating results.

Liquidity and Capital Resources

Net cash used in operating activities was $1,016,000 for the year ended December 31, 2010, compared to $1,665,000 for the year ended December 31, 2009. Operating cash flow for both years primarily reflected net losses of $2,439,000 for 2010 and $2,761,000 for 2009. Adjustments for 2010 non-cash charges were for depreciation, amortization, warrants issued in settlement of interest, employee share based compensation expense, issuance of Class 3 Notes in settlement of interest,  and changes in working capital.  Adjustments for 2009 non-cash charges were depreciation, amortization, warrants issued in settlement of interest, non-cash interest related to warrant modification, employee share based compensation expense, issuance of Class 3 and Class 2 Notes in settlement of interest, extinguishment loss from modification and exchange of debt instruments, and changes in working capital. Working capital changes for 2010 primarily reflected a slight decrease in accounts receivable and a decrease in other current assets of $5,000 and an increase in inventory of $23,000 as a result current sales orders. Accounts payable and other current liabilities increased $809,000 primarily as a result of an increase in accrued interest resulting from additional sales of Class 2 and Class 3 Notes and default interest of an additional 4% accrueing on the defaulted Class 2 and Class 3 Notes.  Customer deposits and deferred revenue increased because of new sales orders in the third and fourth quarters. Working capital changes for 2009 primarily reflected decreases in accounts receivable due to collection efforts, and inventories as a result of lower raw material levels and increases in accounts payable and other accrued liabilities as a result of increases in customer deposits accrued product warranty, and an increase in accrued interest as a result of additional issuances of Class 2 and Class 3 Notes.  Deferred revenue at December 31, 2009 decreased since revenue was recognized.

Investing activities for the year ended December 31, 2010 included an increase in production and engineering and computer equipment of $12,000 and an increase in patents of $5,000.  Investing activities for the year ended December 31, 2009 included an increase in production and engineering equipment of $9,000 and an increase in patents of $36,000. We do not have any material commitments for capital expenditurers as of December 31, 2010.

Financing activities for the year ended December 31, 2010 included proceeds of $1,197,000 from the issuance of Class 2 Notes and $85,000 of Class 3 Notes. We made principal payments of $258,000 on Class 2 Notes.  Financing activities for the year ended December 31, 2009 included proceeds of $1,325,000 from the issuance of Class 2 Notes and$429,000 of Class 3 Notes.  We made principal, payments of $160,000 on Class 2 Notes.  We paid $44,000 of interest on Class 2 and Class 3 Notes during the year ended December 31, 2010 and $40,000 on Class 3 Notes during the year ended December 31, 2009.

As of January 1, 2010, we had $2,855,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see table at the end of Note C of our audited financial statements). The Notes bear interest at 10% payable at maturity of the note and earn warrants at the rate of five (5) warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and we paid $170,000 of Class 2 Notes by issuing Class 3 Notes.  We also issued 3,700,363 warrants valued at $32,843 as determined using the Black-Scholes option-pricing method.  We had 4,828,457 accrued warrants that were earned but not issued as of March 31, 2010, valued at $98,432 as determined using the Black-Scholes option-pricing model.  No new Class 2 Notes or Warrants were issued during the quarter ended June 30, 2010. We had 6,786,501 accrued warrants that were earned but not issued as of June 30, 2010, valued at $81,174 as determined using the Black-Scholes option-pricing model.  During the quarter ended September 30, 2010, we issued $435,600 of new Class 2 Notes, and we paid $50,950 to retire a Class 2 Note. We also issued 8,509,560 warrants valued at $104,936. We had 1,653,350 accrued warrants that were earned but not issued as of September 30, 2010, valued at $46,770 as determined using the Black-Scholes option-pricing model.  During the quarter ended December 31, 2010, we issued $391,784 of new Class 2 Notes, and we paid $207,374 to retire Class 2 Notes.  No new warrants were issued.  We had 5,528,917 accrued warrants that were earned but not issued as of December 31, 2010, valued at $29,615 as determined using the Black-Scholes option-pricing model.  All but $300,000 of the Class 2 Notes matured prior to December 31, 2010 of which $30,000 matured on January 10, 2010, $145,000 matured on January 31, 2011, and $125,000 matured on March 1, 2011. All of the Class 2 Notes issued prior to December 31, 2010 are currently in default.  See Note M – Subsequent Events of our audited financial statements for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we had $4,522,000 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $850,861 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see table at the end of Note C of our audited financial statements).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $850,681 of the Notes are convertible into the Company’s stock at $0.15 per share.  During the quarter ended March 31, 2010, we issued $346,308 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share, $176,308 for the payment of interest and $170,000 for the payment of Class 2 Notes.   During the quarter ended June 30, 2010, we received $85,000 cash for the issuance of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for cash which mature on July 1, 2011. All other Class 3 Notes matured on October 1, 2010, and are currently in default.  No new Class 3 Notes were issued during the quarter ended December 31, 2010.  See Note M – Subsequent Events of our audited financial statements for recent activity associated with the maturity of Class 3 Notes.

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

The Class 2 and Class 3 Notes have begun to accrue interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. As such, $2,994,436 of Class 2 Notes are currently accruing interest at the default rate of 14% and $289,737 of Class 2 Notes are currently accruing interest at the default rate of 16%. Also, $3,676,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,196,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral.  See Note M – Subsequent Events of our audited financial statements for recent activity associated with the Class 2 and Class 3 Notes.

The Company is in discussions with the note holders about curing or waiving the default.  Existing note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall further behind with vendors not essential to daily operations or production. Taking into account existing and anticipated orders, we expect that we may need to raise an additional $1,500,000 of operating capital to ramp up production and support over the next 12 months.  If the anticipated orders do not materialize as expected, we may need to raise up to $2,400,000 to fund operations through the first quarter of 2012.  These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors which could result in a restructuring of current positions.  See Note M – Subsequent Events of our audited financial statements for information on note activity since December 31, 2010.

Impact of Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or our financial position.  Amounts shown for property, plant and equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost.  Our operations together with other sources are intended to provide funds to replace property, plant and equipment as necessary.  Net losses would be higher than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

Contractual Obligations

The following table details our contractual obligations as of December 30, 2010.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$474,681	$-	$284,965	$189,716	$-

Management’s Discussion of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2010.  Future events rarely develop exactly as forecast; the best estimates routinely require adjustment. These policies are also discussed in Note B of the notes to our audited financial statements included in Item 8 of this report.

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

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost determined on a first-in, first-out basis, or market.  Inventories are recorded net of allowances for unsalable or obsolete raw materials, work-in-process and finished goods. We evaluate, on a quarterly basis, the status of our inventory to ensure the amount recorded in the financial statements reflects the lower of our cost or the value we expect to receive when the inventory is sold. This estimate is based on several factors, including the condition and salability of the inventory and the forecasted demand for the particular products incorporating these components. Based on current backlog and expected orders, we forecast the upcoming usage of current inventory. We record reserves for obsolete and slow-moving parts.  Amounts in work-in-process and finished goods inventory typically relate to firm orders and, therefore, are not subject to obsolescence risk.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals at December 31, 2010 or 2009.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

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

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework using “SarboxPro”, a commercially available software package designed to implement the COSO framework in compliance with SEC Release No. 34-55929.  Management has determined that internal controls over financial reporting were effective as of December 31, 2010.  Management has not identified any material weaknesses in our internal control over financial reporting.

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

ITEM 9B.  Other Information

None

Part III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Directors

Following is a list of Directors of the Company.  Directors are elected for a term of one (1) year and serve until their successors are elected and qualified. Although the Company’s Board of Directors will be composed of five members, the bylaws of the Company allow for up to nine directors.

Name	Company Present Position with the	Age	Served as Director Since
Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	70	1978

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.	76	1978

Vincent Shunsky	Treasurer and Director of Integral Vision, Inc.	61	1978

William B. Wallace	Director of Integral Vision, Inc.	66	1990

Mark R. Doede	President, Chief Operating Officer, and Chief Financial Officer of Integral Vision, Inc.	53	2009

Mr. Drake has been a Director of the Company since 1969, served as President from 1973 to 1998, has been Chairman of the Board since 1983 and Chief Executive Officer since 1998.  Mr. Drake worked as an operations research analyst at Ford Motor Company before joining the Company in 1969 as Vice President of Engineering.  Mr. Drake served as a director of Maxco, Inc. (“Maxco”), then a Nasdaq listed company, from 1982 to 2004.  Mr. Drake brings extensive experience in international business to the Board, having traveled extensively to Japan, Korea, China, Taiwan, Germany, and England for the purpose of establishing business relationships.  In addition to establishing long term relationships with companies in Germany, Switzerland, France, and Japan in the 1970’s and 1980’s, Mr. Drake established a joint venture in China in 1993 with Shanghai Welding Machine Company, purchased and operated Integral Vision, Inc. Vision, Ltd., a machine vision company located in Bedford, England from which our present name comes, sold the rights to the Company’s optical disc inspection business to Datarius, an Austrian company, in 2002, and sold the rights to our vision inspection for packaging products in 2001 to Dimaco located in Belgium.  Mr. Drake has extensive knowledge of the display industry, having presented at numerous investors conferences on the display industry beginning in 1999.  Mr. Drake has extensive experience with the financial community having guided the company through an initial public offering in 1983, subsequent public offerings in 1985 and 1994, and various private offerings from 1997 to the present.  Mr. Drake is a graduate of the University of Michigan with a Bachelor of Science Degree in Industrial and Systems Engineering and a Masters in Business Administration.  The Board concluded that Mr. Drake should serve as a director based on the following important factors: a) Mr. Drake’s extensive knowledge of the display industry in order to guide our growth in that industry; b) Mr. Drake’s extensive experience with the financial community in order to guide the funding of our anticipated growth; and c) Mr. Drake’s extensive knowledge of international business, especially in Asia, in order to guide the growth of our international business activities as most of our customers will be located in Asia.

Mr. Coon has been Secretary and a Director of the Company since 1978 and has been Vice Chairman since 1983.  Mr. Coon is the President and Chairman of the Board of Maxco and has served in those roles since 1969.  Maxco was a NASDAQ listed public company until June 2007 when it was taken private. Maxco was a diversified wholesale distributor/converter and manufacturer. Its products and services were used for general construction, automotive, toolmaking, and flexible packaging industries. Mr. Coon brings experience in operations, developing value in manufacturing companies, and has extensive experience in executive management and compensation through Maxco’s purchase, ownership, and eventual sale of companies like Planet Corporation, Progressive Machinery Corporation, Ersco Corporation, Finishmaster, Inc., and Atmosphere Annealing, Inc. as well as other companies that were under the Maxco umbrella at one time or another. Mr. Coon, in his role as President and Chairman of Maxco, systematically looked for opportunities to strengthen the Company’s financial base through acquisitions or investments in developing companies that showed significant potential for growth and capital appreciation.  He also served as a Director of Spartan Motor Company Inc. in Jackson, Michigan, a NASDAQ listed public company, from 1990 to 1997.  Spartan Motor Company, Inc. is known as a leading niche market engineer and manufacturer in the heavy duty custom vehicles marketplace.  Mr. Coon is a graduate of Michigan State University and is a Michigan Certified Public Accountant and practiced as such from 1957 to 1971.  The Board concluded that Mr. Coon should serve as a director based on the following important factors: a) Mr. Coon’s extensive experience with mergers and acquisitions, since growth opportunities may present themselves to the Company; and b) Mr. Coon’s extensive experience with management compensation, which we require for the Board’s Compensation Committee.

Mr. Shunsky has been a Director and Treasurer of the Company since 1978.  Mr. Shunsky served as a Director, Treasurer and Vice President of Maxco from 1983 to 2005.  Mr. Shunsky brings an extensive corporate financial background and training as well as knowledge of the public and private capital markets to the Board. During Mr. Shunsky’s time with Maxco, he was involved in Maxco’s merger and acquisition activities, private and public financing transactions and financial reporting and SEC matters. Mr. Shunsky served a central role in the public and private offerings of Maxco, Medar, Inc, and Finishmaster, Inc., as well as the acquisition and sale of Maxco’s numerous subsidiaries such as Progressive Machinery Corporation, Ersco Corporation, Finishmaster, Inc., Atmosphere Annealing, Inc., The Triquet Paper Company, Image Arts, Inc., Akemi Plastics, Inc., Pak-Sak Industries, Inc., and others. He has been the Managing Principal of Corporate Planning and Consulting, LLC (CPC) since April 2008.  Mr. Shunsky is a graduate of Walsh College and became a Certified Public Accountant in 1974. He has served on the boards of three public corporations, including FinishMaster, Inc. from 1990 to 1996, Maxco as referenced above, and the Company, as well as non-profit organizations. The Board concluded that Mr. Shunsky should serve as a director based on the following important factors: a) Mr. Shunsky’s extensive financial background and training, which we require for the Board’s Audit Committee; and b) Mr. Shunsky’s extensive experience with business valuations, which are important as growth opportunities present themselves to the Company.

Mr. Wallace has been a Director of the Company since 1990.  Mr. Wallace earned a Bachelor of Science Degree in Business Administration from Wayne State University in Detroit, Michigan and is licensed to practice as a Certified Public Accountant.  Mr. Wallace has received at least 40 hours annually of continuing professional education in a wide-ranging number of topics (including, but not limited to, Audit Committee and Boards of Directors) since 1967 as a requirement of his bi-annual CPA license renewal.  He is also an Accredited Senior Appraiser in the field of Business Valuation, as certified by the American Society of Appraisers, and has received the Accredited in Business Valuation credential from the American Institute of CPA’s.  Mr. Wallace was a Partner with Ernst & Young and was employed there from 1967 through 1987; is Senior Managing Director and Founder of Equity Partners Ltd., a private investment bank from 1988 to the present; is a managing member and incorporator of North Star Home Lending, LLC from 2002 to the present; was one of the five incorporators that obtained a federal bank charter and served on the Board of Directors and as an officer of North Star Financial Holdings, Inc. from 2002 to 2010; and was a Board Member and Chairman of the Audit Committee of Nstar Community Bank (now known as Main Street Bank) from 2005 to 2010.  In addition, Mr. Wallace, as a result of Equity Partners, Ltd. acquisition activities, had an ownership interest in and served on the Board of Directors of a number of privately-held manufacturing and distribution companies.  Mr. Wallace brings extensive experience with investment banking activities and business valuation matters, as well as significant experience as a Director and adds significant financial expertise to our Board. The Board concluded that Mr. Wallace should serve as a director based on the following important factors: a) Mr. Wallace’s extensive financial background and training, which we require for the Board’s Audit Committee; and b) Mr. Wallace’s extensive experience with business valuations, which are important as growth opportunities present themselves to the Company.

Mr. Doede has been a Director of the Company since 2009.  Mr. Doede joined the Company in 1980 as an Applications Engineer and has served in various engineering, operating, and administrative positions.  He was appointed Vice President of Engineering in 1989, was appointed Vice President and Chief Operating Officer of the Welding Products Group in 1996, was appointed President and Chief Operating Officer in 1998, and assumed the role of acting Chief Financial Officer in 2002.  Mr. Doede brings product development and operating experience to our Board having supervised the development of the resistance welding and vision product lines from 1989 to 1998, including coordinating the activities of product development groups in Ohio, Bedford, England, and the Company’s headquarters in Farmington Hills, Michigan.  Mr. Doede brings operating experience to our Board having been the head of the Resistance Welding Group from 1996 to 1998 when it was sold, having coordinated the ISO 9001 certification program for the entire US operations of the Company, and being responsible for all operations of the Company since 1998.  Mr. Doede brings international experience to the Board having traveled extensively in the 1990’s to establish business relationships in South America and various European countries, participating in the sale of the Company’s subsidiary in Bedford, England, and being responsible for financial and contractual transactions with the Company’s partners in Asia and Europe.  Mr. Doede is a graduate of Lawrence Institute of Technology, now known as Lawrence Technological University, with a Bachelor of Science degree in Electrical Engineering and serves on the Electrical and Computer Engineering Industrial Advisory Board for the university. The Board concluded that Mr. Doede should serve as a director based on the following important factors: a) Mr. Doede’s extensive operating experience in order to guide our anticipated growth; and b) Mr. Doede’s extensive international experience in order to guide our growth in international markets where the majority of our customers and suppliers are located.

Executive Officers

The following table sets forth information concerning the Executive Officers of the Company.

Name	Principle Occupation and Business Experience During Past 5 Years (1)	Age as of April 14, 2011	Served as Officer Since
Charles J. Drake	Chairman of the Board since 1983 and Chief Executive Officer since 1998	70	1978
Mark R. Doede	President and Chief Operating Officer since 1998 and Chief Financial Officer since 2002	53	1989
Jeffery Jay Becker	Senior Vice President since 2007 and Sales Engineer from 2005 to 2007	50	2007
Andrew Blowers	Chief Technical Officer since March of 2004	43	2002
Paul Zink	Vice President Applications Engineering since May 2007 and Director Vision Applications from November 1998 to May of 2007	45	2007

(1)	All officers have been employed by the Company for more than the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership.

Based solely upon our review of copies of such reports (and amendments thereto) which we have received during the year ended December 31, 2010, and written representations of the persons required to file said reports, we believe that all reporting persons complied with these reporting requirements during fiscal year 2010.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  Integral Vision, Inc.’s Code of Ethics has been filed with the Commission as Exhibit 14 to the registrant’s Form 10-K for the year ended December 31, 2007, SEC file 000-12728, and is incorporated herein by reference.

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

The objectives of the Company’s executive compensation program are to:

- Support the achievement of desired Company performance.
- Provide compensation that will attract and retain superior talent and reward performance.
- Align the executive officers’ interests with the success of the Company by placing a portion of pay at risk, with payout dependent upon corporate performance, and through the granting of equity incentives.

The executive compensation program provides an overall level of compensation opportunity that is competitive with companies of comparable size and complexity.  The Compensation Committee will use its discretion to set executive compensation where, in its judgment, external, internal or an individual’s circumstances warrant it.

Executive Officer Compensation Program

The Company’s executive officer compensation program is composed of base salary, bonus, long-term incentive compensation in the form of equity, and various benefits, including medical and employee savings plans, generally available to employees of the Company.

Base Salary

Base salary levels for the Company’s executive officers are competitively set relative to other comparable companies.  In determining salaries, the Compensation Committee also takes into account individual experience and performance.  Due to the Company’s circumstances, base salary levels for certain of the Company’s executive officers were unchanged from the prior year.

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of December 31 2010, and assuming shareholder ratification of the Board’s action, 6,572,000 shares remain which can be issued under the 2008 Plan.

In May 2004, a stock option plan allowing the issuance of options on up to 1,000,000 shares of the Company’s common stock was approved by the Shareholders.  This stock option plan provides for the grant of both options intended to qualify as “incentive stock options” within the meaning of Section 422A of the Internal Revenue Code, as amended, and non-statutory stock options which do not qualify for such treatment.  The stock option plan authorizes a committee of directors to award executive and key employee stock options, as well as options to directors and non-employees who are in a position to materially benefit the Company.  Stock options are granted at an option price equal to the fair market value of the Company’s common stock on the date of grant, have ten-year terms and can have exercise restrictions established by the committee, provided that the Compensation Committee of the Board of Directors is authorized to approve modifications to the option price and other terms of stock options at or subsequent to their issuance.

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

Chief Executive Officer

Charles J. Drake has served as the Company’s Chief Executive Officer since 1978.  His base salary for the 2010 fiscal year was $160,000.  The bonus paid to Mr. Drake for 2010 was $75,000.  Due to the Company’s circumstances, Mr. Drake’s salary was unchanged from the prior year.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by the Chief Executive Officer of the Company and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year:

		Annual Compensation		Long Term Compensation (1)			All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	($)		Total $
Charles J. Drake	2010	160,000	75,000	68,154	5	24,916	16,770	2	344,840
Chief Executive Officer	2009	160,000	80,000	-		-	15,410	2	255,410

Mark R. Doede	2010	120,000	36,000	11,100		13,875	11,842	3	192,817
President & Chief Operating Officer	2009	120,000	36,000	18,560		-	13,265	3	187,825
									-
Andrew Blowers	2010	117,000	33,000	-		12,403	8,682	4	171,085
Chief Technical Officer	2009	117,000	33,000	-		-	20,082	4	170,082

1 These amounts reflect the aggregate grant date fair value, assuming no risk of forfeiture, of stock awards and the dollar amount recognized for financial statement reporting purposes for option awards granted during 2010. These amounts have been calculated in accordance with Accounting Standards Codification topic 718, “Stock Compensation” as issued by the Financial Accounting Standards Board. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The Company determines the fair value of stock awards using the closing stock price on the date of grant. The assumptions used in the valuation of stock-based awards are discussed in Note I to the Financial Statements as presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

2 Includes term life insurance premiums of $300 in 2010 and 2009.

3 Includes term life insurance premiums of $346 in 2010 and 2009.

4 Includes term life insurance premiums of $337 in 2010 and 2009.

5 Includes $49,000 attributable to a stock grant which is contingent on shareholder approval of an amendment  to the 2008 Plan to increase the number of shares of common stock available for awards.

Options Exercised During Fiscal Year

There were no options exercised during the fiscal year by executive officers named in the Summary Compensation Table above.

Grants of Plan Based Awards During Fiscal Year 2010

The following table lists plan based awards granted to executive officers named in the Summary Compensation Table above:

			Grants of Plan Based Awards during Fiscal Year 2010
Name	Grant Date		Estimated Future Payout Target (#)	All Other Stock Awards		All Other Stock Options		Option Exercise Price ($)	Grant Date Fair Value ($)
Charles J. Drake	5/5/2010	1		1,342,000	2			-	49,654
	5/5/2010	1				857,906	2	$0.04	24,916
	4/2/2010	3							13,814
Mark R. Doede	5/5/2010	1				477,755	2	$0.04	13,875
	4/2/2010	3							5,868
Andrew Blowers	5/5/2010	1				427,061	2	$0.04	12,403
	4/2/2010	3							7,412

1 These stock awards were issued from the 2008 Equity Incentive Plan.

2 These grants are contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards

3 On April 2, 2010, the Compensation Committee of the Board approved a plan to offer key employees the opportunity to surrender certain outstanding stock options in exchange for replacement options effective April 2, 2010.  The replacement options vest immediately.  The program received 100% participation.  3,301,000 options with an average exercise price of $0.24 per share of our common stock were surrendered and 3,301,000 options with an exercise price of $0.0679, the closing price of the stock on April 2, 2010, were issued as replacements. The amounts reflected in the table above are the incremental fair values computed as of the re-pricing date in accordance with FASB ASC Topic 718.

Refer to Note I - Share Based Compensation of the Financial Statements as presented in this Form 10-K for more information.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table lists unexercised options as of December 31, 2010 for the executive officers named in the Summary Compensation Table above.

Option Awards

	Number of Securities Underlying Unexercised Options at FY-End (#)
Name	Exercisable	Unexercisable	Option Exercise Price ($)		Option Expiration Date
Charles J. Drake	1,000,000		0.07		4/2/2020
	857,906		0.04		5/5/2020

Mark R. Doede	50,000		0.14		8/1/2011
	50,000		0.24		3/12/2012
	40,000		0.15		5/7/2013
	12,000		0.13		1/21/2018
	256,000		0.07	1	4/2/2020
	216,000		0.07	2	4/2/2020
	477,755		0.04		5/5/2020

Andrew Blowers	30,000		0.14		8/1/2011
	40,000		0.15		5/7/2013
	33,000		0.13		1/21/2018
	300,000		0.07	3	4/2/2020
	40,000		0.22	4	4/30/2018
	400,000		0.07		4/2/2010
	363,061	64,000	0.04		5/5/2020

1 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.25.

2 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.16.

3 These stock options were issued in exchange for options originally granted on October 22, 1999 with an exercise price of $0.26.

4 These stock options were issued in exchange for options originally granted on various dates with a weighted average exercise price of $0.25.

Refer to Note I - Share Based Compensation of the Financial Statements as presented in this Form 10-K for more information.

Director Compensation Table - 2010

The following table sets forth the cash compensation paid to directors of the Company for the last fiscal year.  No directors received any non-cash compensation.  For compensation paid to Charles J. Drake, refer to the Summary Compensation table above.

Name	Fees Earned ($)
Vincent Shunsky	5,662
William Wallace	7,800

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2010.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)	6,260,000	$0.06	6,572,000

(1) The remaining number of securities available for future issuance under equity compensation plans may be for either option grants or stock grants.

(2) On May 5, 2010, 2,375,000 stock options were awarded from the 2008 Plan to various key employees and is contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

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

Security Ownership of Certain Beneficial Owners, Directors, and Management

The following table sets forth information as of March 31, 2011 about the shareholders who we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information about ownership of our common stock by each of our directors, our chief executive officer, our chief financial officer, our other three most highly compensated executive officers and our directors and executive officers as a group.  Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Integral Vision, Inc., 49113 Wixom Tech Drive, Wixom, Michigan 48393.

Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Austin W. Marxe	Common Stock	5,450,000	13.88%
David M. Geenhouse (1)
153 East 53rd Street, 55th Floor
New York, NY 10022

Bonanza Master Fund, LTD (2)	Common Stock	4,970,600	13.93%
300 Crescent Court, Suite 1740
Dallas, TX 75201

J. N. Hunter (3)	Common Stock	8,725,579	20.97%
Industrial Boxboard Corporation
2249 Davis Court
Hayward, CA 94545

John R. Kiely, III (4)	Common Stock	9,142,170	22.13%
17817 Davis Road
Dundee, MI 48131

Charles J. Drake (5)	Common Stock	6,645,709	17.71%

Max A. Coon (6)	Common Stock	1,727,173	4.74%

Mark R. Doede (7)	Common Stock	1,443,255	3.92%

Jeffery B. Becker (8)	Common Stock	883,742	2.42%

Andrew Blowers (9)	Common Stock	1,261,111	3.42%

Paul M. Zink (10)	Common Stock	765,053	2.10%

Vincent Shunsky (11)	Common Stock	24,253	*

William B. Wallace	Common Stock	0	*

All Directors and Officers as a Group (12)	Common Stock	12,750,296	30.19%

*	Beneficial ownership does not exceed 1%.

(1)
Austin W. Marxe and David M. Greenhouse are the principal owners of AWM, SSTA and MG. AWM is the general partner of and investment adviser to Special Situations Cayman Fund, L.P. SSTA is the general partner of and investment adviser to Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. MG is the general partner of and investment adviser to Special Situations Private Equity Fund, L.P. Through their control of AWM, SSTA and MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed below. The total beneficial ownership of Messrs. Marxe and Greenhouse includes:

(i)	105,000 shares of common stock and warrants for the purchase of 204,325 shares which expire on September 15, 2013 held by Special Situations Technology Fund, L.P.;

(ii)	645,000 shares of common stock and warrants for the purchase of 1,255,135 shares which expire on September 15, 2013 held by Special Situations Technology Fund II, L.P.;

(iii)	350,000 shares of commons stock and warrants for the purchase of 681,081 shares which expire on September 15, 2013 held by Special Situations Cayman Fund, L.P.;

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

but does not include 10,557,731 shares issuable on the conversion of convertible notes and exercise of warrants held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which are subject to blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Blocker %
432,567	1/8/09	7/1/10	Convertible Note @ $0.15 per share	4.90
372,033	7/1/09	7/1/10	Convertible Note @ $0.15 per share	4.90
400,707	1/1/10	7/1/10	Convertible Note @ $0.15 per share	4.90
115,068	2/24/09	2/24/13	Warrant @ $0.15 per share	9.90
28,767	2/24/09	2/24/13	Warrant @ $0.15 per share	9.90
57,535	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90
14,384	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90
285,252	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90
22,603	6/4/09	6/4/13	Warrant @ $0.15 per share	9.90
28,767	7/3/09	7/3/13	Warrant @ $0.15 per share	4.90
65,753	7/28/09	7/28/13	Warrant @ $0.15 per share	4.90
45,205	8/28/09	8/28/13	Warrant @ $0.15 per share	4.90
349,518	7/3/09	7/3/13	Warrant @ $0.15 per share	4.90
376,705	10/8/09	10/8/13	Warrant @ $0.15 per share	4.90
699,041	2/1/10	2/1/14	Warrant @ $0.15 per share	4.90
551.469	3/23/10	3/23/14	Warrant @ $0.15 per share	4.90
154,110	7/23/10	7/23/14	Warrant @ $0.15 per share	4.90
6,558,247	8/17/10	8/17/14	Warrant @ $0.15 per share	4.90

(4)	The total beneficial ownership for John R. Kiely, III includes:

(i)	2,211,988 shares of common stock held directly;

(ii)	156,281 shares of common stock issuable upon the exercise of warrants which expire July 30, 2011 and are held directly;

(iii)	2,622,032 shares of common stock issuable upon the conversion of convertible notes which mature July 1, 2010 and are held by John R. Kiely, III in his personal living trust;

(iv)	191,733 shares of common stock issuable upon the exercise of warrants which expire January 2, 2012 and are held by John R. Kiely, III in his personal living trust;

(v)	1,291,693 shares held by John R. and Margaret Lee Kiely Revocable Trust, of which John R. Kiely, III is the sole trustee;

(vi)	2,410,465 shares issuable upon the conversion of convertible notes held by the John R. and Margaret Lee Kiely Revocable Trust, which mature on July 1, 2010;

(vii)
67,730 shares and 180,048 shares of common stock issuable upon the exercise of warrants which expire July 30, 2011 and January 2, 2012,  respectively, and are held by the John R. and Margaret Lee Kiely Revocable Trust; and

(viii)	10,200 shares held by Michael H. Kiely Trust, of which John R. Kiely is the co-trustee;

but does not include 3,360,182 shares issuable on the conversion of convertible notes and exercise of warrants held by the John R. and Margaret Lee Kiely Revocable Trust (Revocable Trust), by John R. Kiely, III in his personal trust (Personal Trust), or held jointly in a trust of which Michael H. Kiely and John R. Kiely are co-trustees (Joint Trust), all of which are subject to a blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Held By	Blocker %
158,027	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Revocable Trust	4.90
170,207	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Revocable Trust	4.90
184,467	7/3/09	7/3/13	Warrant @ $0.15 per share	Revocable Trust	4.90
198,817	10/8/09	10/8/13	Warrant @ $0.15 per share	Revocable Trust	4.90
368,938	2/1/10	2/1/14	Warrant @ $0.15 per share	Revocable Trust	4.90
291,054	3/23/10	3/23/14	Warrant @ $0.15 per share	Revocable Trust	4.90
221,943	8/17/10	8/17/14	Warrant @ $0.15 per share	Revocable Trust	4.90
172,127	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Personal Trust	4.90
185,393	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Personal Trust	4.90
246,575	2/18/10	2/18/14	Warrant @ $0.15 per share	Joint Trust	4.90
139,161	7/3/09	7/3/13	Warrant @ $0.15 per share	Personal Trust	4.90
149,985	10/8/09	10/8/13	Warrant @ $0.15 per share	Personal Trust	4.90
278,322	2/1/10	2/1/14	Warrant @ $0.15 per share	Personal Trust	4.90
219,565	3/23/10	3/23/14	Warrant @ $0.15 per share	Personal Trust	4.90
62,815	8/17/10	8/17/14	Warrant @ $0.15 per share	Joint Trust	4.90
25,204	8/17/10	8/17/14	Warrant @ $0.15 per share	Personal Trust	4.90
243,836	8/17/10	8/17/14	Warrant @ $0.15 per share	Joint Trust	4.90
22,808	8/23/10	8/23/14	Warrant @ $0.15 per share	Joint Trust	4.90
20,938	8/23/10	8/23/14	Warrant @ $0.15 per share	Joint Trust	4.90

(5)	The total beneficial ownership for Mr. Drake includes:

(i)	2,945,803 shares of common stock currently held;

(ii)	500,000 shares of restricted common stock which vest when all Class 2 Notes are repaid; and

(iii)	1,000,000 options to purchase common stock which are immediately exercisable.

(6)	The total beneficial ownership for Mr. Coon includes:

(i)	929,072 shares of common stock held directly;

(ii)	34,467 shares of common stock issuable upon the conversion of convertible notes which mature July 1, 2010 and are held directly by Max A. Coon;

(iii)	17,059 shares held by Max A. Coon IRA;

(iv)	541,096 shares of common stock issuable upon the conversion of convertible notes which mature July 1, 2010 and are held by Charlevoix Drive Properties, LLC of which Mr. Coon is a member;

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

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2009
Class 2 Notes	$1,656,112	$525,000	$125,000
Class 3 Notes	$1,430,061	$1,268,504	$286,118
Total	$3,086,173	$1,793,504	$411,118		$5,290,795

Largest aggregate amount of principle outstanding during
2010	$3,271,279	$2,422,539	$423,161
2009	$3,086,173	$1,893,504	$411,118

Outstanding balance as of December 31, 2010
Class 2 Notes	$1,781,112	$1,100,695	$125,000
Class 3 Notes	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,422,539	$423,161		$6,116,979

Outstanding balance as of March 18, 2011
Class 2	$1,781,112	$1,640,695	$125,000
Class 3	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,962,539	$423,161		$6,656,979

Amount of principal paid during year
2010	$—	$171,689	$—
2009	$—	$100,000	$—

Amount of interest paid during year Cash 2010	$2,000	$14,839	$		$16,839
Notes issued in payment of interest 2010	$60,106	$53,340	$12,043
Value of warrants issued 2010	$94,148	$19,628	$2,408
Total 2010	$156,254	$87,807	$14,451		$258,512

Cash 2009	$ ‐	$395		$
Notes issued in payment of interest 2009	$134,802	$108,238	$24,981
Value of warrants issued 2009	$58,404	$13,221	$3,148
Total 2009	$193,206	$121,854	$28,129		$343,189

Accrued interest at Cash 2010	$578,706	$364,746	$84,825
Value of warrants	$15,635	$6,358	$1,066
Total 2010	$594,341	$371,104	$85,891		$1,051,336

Cash 2009	$294,460	$205,117	$51,360
Value of warrants	$56,690	$5,029	$1,197
Total 2009	$351,150	$210,146	$52,557		$613,853

For an explanation of the terms of the Class 2 Notes, Class 3 Notes, and Warrants, refer to Note C – Long Term Debt and Other Financing in the notes to the financial statements.

The following tables detail debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company for the years ended December 31, 2010 and December 31, 2009.

	Greater than 5% shareholder
	John Hunter	John R. Kiely, III.	Director			Warrant
	Class 2	Classs 3	Max A. Coon	Total	Interest	accrual
Related Party Transaction Detail for 2010	Note	Note	Date issued	Date due	rate (1)	rate (3)
J.N. Hunter (1)		60,106	01/01/10	10/01/10	12%	N/A
J.N. Hunter	125,000		07/23/10	03/31/11	10%	5

Total net transactions	$125,000	$60,106

John R. Kiely, III (1)		27,809	01/01/10	10/01/10	12%	N/A
John R. Kiely, III (1)		25,531	01/01/10	10/01/10	12%	N/A
John R. Kiely, III	200,000		02/18/10	09/30/10	10%	5
John R. Kiely, III	50,950		08/24/10	09/30/10	10%	5
John R. Kiely, III	55,500		08/31/10	09/30/10	10%	5
John R. Kiely, III (2)	(50,950)		09/07/10	N/A	N/A	N/A
John R. Kiely, III	86,000		09/27/10	10/31/10	12%	N/A
John R. Kiely, III	39,000		09/28/10	10/31/10	12%	N/A
John R. Kiely, III	79,150		09/29/10	10/31/10	12%	N/A
John R. Kiely, III (2)	(55,500)		10/13/10	N/A	N/A	N/A
John R. Kiely, III (2)	(24,042)		10/14/10	N/A	N/A	N/A
John R. Kiely, III (2)	(31,370)		10/14/10	N/A	N/A	N/A
John R. Kiely, III (2)	(9,827)		10/25/10	N/A	N/A	N/A
John R. Kiely, III	111,784		10/26/10	11/30/10	12%	N/A
John R. Kiely, III	125,000		12/17/10	01/31/11	12%	N/A

Total net transactions	$575,695	$53,340

Max A. Coon (1)		5,569	01/01/10	10/01/10	12%	N/A
Max A. Coon (1)		6,474	01/01/10	10/01/10	12%	N/A

Total net transactions	$0	$12,043

Total net transactions	$700,695	$125,489

(1) Issued to pay interest due.
(2) Principal paid with cash.
(3) Expressed as warrants/$/year. Note holder can elect to receive no warrants and earn an additional 2% interest.

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

Director Independance

Max A. Coon, Mark R. Doede, Charles J. Drake, Vincent Shunsky, and William B. Wallace are the directors of the company.  Because the common stock of the Company is traded on the Over the Counter Bulletin Board, the Company is not subject to the listing requirements of any securities exchange or the Nasdaq Stock Market regarding the independence of the members of the Board of Directors.  Nevertheless, it is the opinion of the Board of Directors that Max A. Coon, William B. Wallace, and Vincent Shunsky are each independent as defined in the listing standards of the Nasdaq Stock Market.

ITEM 14.  Principal Accounting Fees and Services

Relationship with Independent Public Accountants
The firm of Rehmann Robson served as the Company’s independent auditors for the year ended December 31, 2010.  During the years ended December 31, 2009 and December 31, 2010, Rehmann Robson billed the Company for its services as follows:

Audit Fees
For aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and December 31, 2010 and the reviews of the financial statements included in the Company’s quarterly reports filed with the Securities and Exchange Commission during those fiscal years:

2009:	$50,950
2010:	$58,500

Tax Fees
For aggregate fees billed for professional services rendered for the preparation of the Company’s annual tax returns for the years ended December 31, 2009 and December 31, 2010:

2009:	$3,000
2010:	$3,000

All Other Fees
For aggregate fees billed for professional fees with regard to the SEC comment letters on the registration statement and proxy statement and specific tax consulting projects for the years ended December 31, 2009 and December 31, 2010:

2009:	$12,950
2010:	$4,825

The Audit Committee of the Company’s Board of Directors is of the opinion that the provision of services described above was compatible with maintaining the independence of Rehmann Robson.  All services rendered to the Company by Rehmann Robson are permissible under applicable laws and regulations, and are pre-approved by the Audit Committee.  A statement of work and associated fees for audit and tax services is negotiated by the Audit Committee before work is begun.  Professional services outside of the statement of work are requested on an as needed basis.  These services are actively monitored (both spending level and work content) by the Audit Committee to maintain the appropriate objectivity and independence in Rehmann Robson’s core work, which is the audit of the Company’s financial statements.

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

INTEGRAL VISION, INC.

Date: April 15, 2011	By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: April 15, 2011	By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: April 15, 2011

/S/ MAX A. COON	Vice Chairman and Director
Max A. Coon

Date: April 15, 2011

/S/ VINCENT SHUNSKY	Director
Vincent Shunsky

Date: April 15, 2011

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: April 15, 2011

/S/ MARK R. DOEDE	Director
Mark R. Doede
Date: April 15, 2011

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
Integral Vision, Inc.
Wixom, Michigan

We have audited the accompanying balance sheets of Integral Vision, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit on its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of  the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integral Vision, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As described in Note L to the financial statements, the Company is sustaining recurring losses from operations and is having difficulties in achieving the necessary sales to attain profitability.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note L.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Rehmann Robson, P.C.
Troy, Michigan
April 15, 2011

Balance Sheets

Integral Vision, Inc.

	December 31
	2010	2009
	(in thousands)
Assets
Current assets
Cash	$23	$28
Accounts receivable	49	50
Inventories	213	190
Other current assets	93	98
Total current assets	378	366

Property and equipment
Building improvements	4	4
Production and engineering equipment	357	354
Furniture and fixtures	80	80
Computer equipment	201	193
Marketing/demonstration equipment	139	139
	781	770
Less accumulated depreciation	670	580
Net property and equipment	111	190

Other assets - net of accumulated amortization of $1,583,000 for 2010 and $1,559,000 for 2009	43	61
	43	61
Total assets	$532	$617

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$2,462	$2,086
Notes payable to related parties and directors	$6,116	$5,291
Accounts payable	221	114
Customer deposits	-	249
Accrued compensation and related costs	318	276
Accrued interest	354	160
Accrued interest related parties and directors	1,051	614
Accrued product warranty	87	108
Accrued sales commissions	48	-
Accrued professional services	79	95
Other accrued liabilities	18	-
Deferred revenue	346	72
Total current liabilities	11,100	9,065

Commitments and contingencies (Note C, H, and J)
Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (30,866,409 in 2009)	54,020	6,173
Additional paid-in capital	-	47,528
Accumulated deficit	(64,588)	(62,149)
Total stockholders' deficit	(10,568)	(8,448)
Total liabilities and stockholders' deficit	$532	$617

The accompanying notes are an integral part of these financial statements.

Statements of Operations

Integral Vision, Inc.

	Year Ended December 31,
	2010	2009
Revenues:	(In thousands, except per share data)
Net product sales	$1,606	$1,754
Costs of sales:
Costs of sales for products	596	850
Depreciation and amortization	18	21
Total costs of sales	614	871
Gross margin	992	883

Other costs and expenses:
Marketing	419	487
General and administrative	1,207	1,383
Engineering and development	804	939
Total other costs and expenses	2,430	2,809
Operating loss	(1,438)	(1,926)
Other income	2	1
Interest expense	(302)	(228)
Interest expense related parties and directors	(700)	(586)
Extinguishment loss from modification and exchange of debt instruments	-	(10)
Extinguishment loss from modification and exchange of debt instruments for related parties	-	(8)
Foreign currency translation loss	(1)	(4)
Loss from operations before income taxes	(2,439)	(2,761)
Income taxes	-	-
Net loss	$(2,439)	$(2,761)

Basic and diluted loss per share	$(0.07)	$(0.09)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	34,346	30,268

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2009	29,566,409	$5,913	$-	$47,391	$(59,388)	$(6,084)
Net loss for the year					(2,761)	(2,761)
Vested Stock Grants	1,300,000	260		(260)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )				86		86
Extinguishment loss from modification and exchange of debt instruments (See Note C)				18		18
Share-based compensation				293		293
Balances at December 31, 2009	30,866,409	$6,173	$-	$47,528	$(62,149)	$(8,448)
Changed stated value of common stock from from $0.20 to no stated value		$47,528		$(47,528)		$-
Net loss for the year					(2,439)	(2,439)
Exercise of warrants	3,467,000	2				2
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	139	-		-	139
Share-based compensation	1,342,000	178	-		-	178
Balances at December 31, 2010	35,675,409	$54,020	$-	$-	$(64,588)	$(10,568)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

Integral Vision, Inc.

	Year Ended December 31
	2010	2009
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,439)	$(2,761)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90	89
Amortization	25	47
Gain on sale of equipment	(2)	-
Warrants issued in settlement of interest	23	12
Warrants issued in settlement of interest to related parties	116	74
Share-based compensation	178	293
Issuance of Class 3 Notes in settlement of interest	51	184
Issuance of Class 3 Notes in settlement of interest to related parties	125	128
Issuance of Class 2 Notes in settlement of interest to related parties	-	14
Extinguishment loss from modification and exchange of debt instruments	-	10
Extinguishment loss from modification and exchange of debt instruments for related parties	-	8
Changes in operating assets and liabilities:
Accounts receivable	1	158
Inventories	(23)	22
Other current assets	5	33
Accounts payable and other current liabilities	178	31
Accrued interest	631	328
Customer deposits	(249)	249
Deferred revenue	274	(584)
Net cash used in operating activities	(1,016)	(1,665)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	2	-
Purchase of property and equipment	(12)	(9)
Additional patent expenditures	(5)	(36)
Net cash used in investing activities	(15)	(45)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	325	250
Proceeds from sale of Class 2 Notes to related parties	872	1,075
Payment of Class 2 Note	(86)	(60)
Payment of Class 2 Note to related parties	(172)	(100)
Proceeds from sale of Class 3 Notes	85	429
Proceeds from exercise of stock warrants	2	-
Net cash provided by financing activities	1,026	1,594
(Decrease) in cash	(5)	(116)
Cash at beginning of year	28	144
Cash at end of year	$23	$28

Supplemental cash flows information:
Interest paid	$44	$40

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

Major Customers
The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year.  It is possible that the specific customers reaching this threshold may change from year to year.  Loss of any one of these customers could have a material impact on our results of operations.  For 2010, sales to Qualcomm represented 40%, Plastic Logic GmbH represented 25% and EMagin Corporation represented 17% of our total net sales. Approximately $21,000 and $28,000 was due from Qualcomm and EMagin Corporation respectively at December 31, 2010. For 2009, sales to Qualcomm represented 94% of net sales. Approximately $49,500 was due from Qualcomm at December 31, 2009.

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

Accounts Receivable

Trade accounts receivable during the year primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe.  At times, we maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors.  An allowance for doubtful accounts was not required at December 31, 2010 and 2009.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventory to determine whether adjustments for impairment are required.  At December 31, 2010 and 2009, inventories consisted of the following amounts (net of an obsolescence allowance of $15,000 in 2010 and $0 in 2009):

	2010	2009
	(in thousands)
Raw materials	$80	$85
Work in process	-	69
Finished goods	133	36
	$213	$190

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

No software development costs were capitalized during 2010 or 2009.   Prior capitalized costs have been fully amortized.  These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation.  The software amortized over the period is for our microdisplay inspection software toolbox including vision processing algorithms and our patented sequence development and execution software.  These software components are used in the products we sell.

Patents

Total patent costs incurred and capitalized were $5,000 and $36,000 in 2010 and 2009, respectively.  Patents are stated at cost less accumulated amortization.  Amortization of the patents amounted to $14,000 and $16,000 in 2010 and 2009, respectively.  These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Stockholder’s Equity

On March 17, 2010, the Board of Directors changed the stated value of our common stock from $0.20 to “no stated value”.  As a result, we reclassified $47,828,000 of additional paid in capital to common stock.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. Deferred revenue was $346,000 and $72,000 at December 31, 2010 and 2009, respectively.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions which were $85,000 and $136,000 in 2010 and 2009, respectively.

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

Concentrations of Credit and Other Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable.  A significant portion of our customers are located in Asia, primarily Taiwan and Korea, and in Europe. Therefore, our sales to these countries may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks.  We generally do not require collateral for most of our trade accounts receivable. For sales to some of our customers in certain geographic regions, we require letters of credit. Substantially all of our revenue is invoiced in U.S. dollars. For 2010 and 2009, sales to four of the Company’s customers represented 89% and 99%, respectively, of our total net revenue.  We believe our credit evaluation and monitoring mitigates our credit risk.

Advertising

Advertising costs are expensed as incurred.  Advertising costs were approximately $8,000 and $17,000 in 2010 and 2009, respectively.

Shipping and Handling Costs

Our shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

In accordance with FASB ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all of the periods presented.  We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2010.  We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2007 through 2010 remain open to examination by taxing jurisdictions to which we are subject.  As of December 31, 2010, we did not have any tax examinations in process.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We had no such accruals at December 31, 2010 and 2009.

Recently Issued Accounting Standards

ASU 2010-17

Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a  study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the guidance in ASU 2010-17 to have any effect on our financial position, results of operations or cash flows.

ASU 2010-06

ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into or out of Level 1 and Level 2 fair-value classifications. It also requires information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair-value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. The ASU also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements of this ASU only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year.  The adoption of ASU 2009-14 will not have a material effect on our financial position, results of operations or cash flows.

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition – Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. We do not believe that the adoption of ASU 2009-13 will have a material effect on our financial position, results of operations or cash flows.

ASU 2009-05

ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value,” amends ASC Topic 820, “Fair Value Measurements,” to allow companies determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The new guidance is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP.  No new fair-value measurements are required.  The adoption of this ASU did not a material effect on our financial position, results of operations or cash flows.

Note C - Long-Term Debt and Other Financing Arrangements

2010 Activity

As of January 1, 2010, we had $2,855,112 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see  Note D). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants except for $475,000 which are earning interest at 12%.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and we paid $170,000 of Class 2 Notes by issuing Class 3 Notes.  We also issued 3,700,363 warrants valued at $32,843 as determined using the Black-Scholes option-pricing method.  During the quarter ended September 30, 2010, we issued $435,600 of new Class 2 Notes, and we paid $50,950 to retire a Class 2 Note. We also issued 8,509,560 warrants valued at $104,936.  During the quarter ended December 31, 2010, we issued $391,784 of new Class 2 Notes, and we paid $207,374 to retire Class 2 Notes.  We had 5,898,780 accrued warrants that were earned but not issued as of December 31, 2010, valued at $29,615 as determined using the Black-Scholes option-pricing model.  All but $300,000 of the Class 2 Notes matured prior to December 31, 2010 of which $30,000 matured on January 10, 2010, $145,000 matured on January 31, 2011, and $125,000 matured on March 1, 2011.  All of the Class 2 Notes issued prior to December 31, 2010 are currently in default.   See Note M – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we had $4,522,000 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $850,861 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $850,681 of the Notes are convertible into the Company’s stock at $0.15 per share.  During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of interest, and $170,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of Class 2 Notes.   During the quarter ended June 30, 2010, we issued $85,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for cash which mature on July 1, 2011. All other Class 3 Notes matured on October 1, 2010, and are currently in default.  No new Class 3 Notes were issued during the quarter ended December 31, 2010.  See Note M – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates.  As of December 31, 2010, the outstanding principal and unpaid interest on the Class 2 and Class 3 Notes was $9,508,000.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes have begun to accrue interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. As such, $2,994,436 of Class 2 Notes are currently accruing interest at the default rate of 14% and $289,737 of Class 2 Notes are currently accruing interest at the default rate of 16%. Also, $3,676,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,196,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral.  See Note M – Subsequent Events for recent activity associated with the Class 2 and Class 3 Notes.

The Company is in discussions with the note holders about curing or waiving the default.  The note holders have continued to purchase new notes to provide additional funding to the Company after the default.  See Note M – Subsequent Events for information on note activity since December 31, 2010.

The following table summarizes Class 2 Note activity for the year ended December 31, 2010:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest
Balance January 1, 2010	$-	$-	$-	$-	$2,855,112	$-

Quarter Ended March 31, 2010	370,000	(170,000)	-	-	200,000	32,843

Quarter Ended June 30, 2010	-	-		-	-	-

Quarter Ended September 30, 2010	435,600	-	(50,950)	-	384,650	104,936

Quarter Ended December 31, 2010	391,784	-	(207,374)	-	184,410	-

Balance December 31, 2010	$1,197,384	$(170,000)	$(258,324)	$-	$3,624,172	$137,779

The following table summarizes Class 3 Note activity for the year ended December 31, 2010:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance
Balance January 1, 2010	$-	$-	$-	$-	$4,522,325

Quarter Ended March 31, 2010	-	170,000	-	176,308	346,308

Quarter Ended June 30, 2010	85,000	-	-	-	85,000

Quarter Ended September 30, 2010	-	-	-	-	-

Quarter Ended December 31, 2010	-	-	-	-	-

Balance December 31, 2010	$85,000	$170,000	$-	$176,308	$4,953,633

2009 Activity

As of January 1, 2009, we had $1,786,000 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to related parties. The Class 2 Notes bear interest at 12%. The maturities of these notes were scheduled to be $210,000 in the first quarter 2009, $857,500 on July 1, 2009 and $718,500 on October 1, 2009.  $10,000 of these notes were paid when due and the balance of these notes had their maturity dates extended. See  Note M – Subsequent Events for recent activity associated with the maturity dates of Class 2 Notes.

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

On February 2, 2009, the Board and the Note Holders approved an Amendment to the Fifth Amended and Restated Note and Warrant Purchase Agreement. This amendment (a) increased the total allowable secured debt from $6,000,000 to $7,000,000; (b) allowed for the accrual rate of warrants earned by Class 2 Notes to be set by the Board; (c) allowed for a minimum accrual period of 30 days for Class 2 Notes earning warrants; and (d) allowed the Company to elect to issue, or the Class 2 Note Holder to elect to receive, warrants accruing once every 30 days.  The Board further authorized the rate of warrant accrual to be set at five warrants per year per dollar invested at an exercise price of $0.15 per share. During the quarter ended March 31, 2009, we issued $780,000 of new Class 2 Notes of which $450,000 receive 10% interest and warrants and $330,000 of which receive 12% interest and no warrants. $680,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in April of 2009 and $100,000 of Class 2 Notes issued in the first quarter of 2009 were scheduled to mature in June of 2009 and have been subsequently extended.  See Note M – Subsequent Events in the Notes to  Financial Statements for recent activity associated with the maturity of Class 2 Notes.  For the quarter ended March 31, 2009, we issued 184,931 warrants and accrued 28,083 warrants that were earned but not issued as additional interest. The value of the issued warrants was $7,807 as determined using the Black-Scholes option-pricing model. A Class 2 Note issued December 31, 2008 in the amount of $110,000 matured on January 23, 2009 and was exchanged along with its related accrued interest for a Class 3 Convertible Note in the amount of $110,289 due July 1, 2010.  The exchange of the Class 2 Note and related interest for the Class 3 Note with a right to convert immediately at $0.15 per share, which was less than the fair market value of the stock on the date of exchange, resulted in a beneficial conversion feature of $7,353.   This is reflected in the Statements of Operations as “Extinguishment loss from exchange of debt instruments”.

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

On December 21, 2009, we extended the terms on $1,289,112 of Class 2 Notes due on December 31, 2009 to January 15, 2010.

During the quarter ended June 30, 2009, we issued $819,112 of new Class 2 Notes of which $694,112 were issued in payment of $680,000 of existing Class 2 Notes and their accrued interest of $14,122.  All of the new Class 2 Notes receive 10% interest and warrants and mature December 31, 2009.  For the quarter ended June 30, 2009, we issued 379,773 warrants. The value of the issued warrants was $34,543 as determined using the Black-Scholes option-pricing model.  We also paid off $100,000 of Class 2 Notes with accrued interest of $394.

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

$1,566,000 of Class 2 notes had the right to convert the face value of their note and accrued interest of $481,057 (as of March 31, 2010) into Class 3 Convertible Notes at any time through April 30, 2010, provided there were sufficient available authorized shares that all such notes and interest could convert if they desired. None of these Class 2 Notes were converted prior to the expiration of the right on April 30, 2010.

See Note M – Subsequent Events for recent activity associated with the issuance of Class 2 Notes.

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

During the year ended December 31, 2009, we sold $429,000 of Class 3 Convertible Notes and also issued $311,392 of Class 3 Convertible Notes for the payment of interest.  The Notes bear interest at 12%, matured July 1, 2010, and are convertible at $0.15 per share.

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

During the quarter ended September 30, 2009, we issued $19,000 of unsecured Notes to Officers of the Company. The Notes bear interest at 12% and were due December 31, 2009.  The notes were paid in December of 2009.

The aggregate amount of outstanding Class 2 and Class 3 Notes is $8,577,804 as of December 31, 2010.

A summary of the Company’s debt obligations is as follows as of December 31:

	2010	2009
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$3,624	$2,855
Class 3 Notes	4,954	4,522
Net Short Term Notes Payable	$8,578	$7,377

See Note M – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

The portion of debt described in Note C above that has been issued to Directors and to certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company is disclosed in the table below.

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2009
Class 2 Notes	$1,656,112	$525,000	$125,000
Class 3 Notes	$1,430,061	$1,268,504	$286,118
Total	$3,086,173	$1,793,504	$411,118	$5,290,795

Outstanding balance as of December 31, 2010
Class 2 Notes	$1,781,112	$1,100,695	$125,000
Class 3 Notes	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,422,539	$423,161	$6,116,979

Amount of principal paid during year
2010	$-	$171,689	$-
2009	$-	$100,000	$-

Amount of interest paid during year
Cash 2010	$2,000	$14,839	$-	$16,839
Notes issued in payment of interest 2010	$60,106	$53,340	$12,043
Value of warrants issued 2010	$94,148	$19,628	$2,408
Total 2010	$156,254	$87,807	$14,451	$258,512

Cash 2009	$-	$395	$-
Notes issued in payment of interest 2009	$134,802	$108,238	$24,981
Value of warrants issued 2009	$58,404	$13,221	$3,148
Total 2009	$193,206	$121,854	$28,129	$343,189

Accrued interest at December 31
Cash 2010	$578,706	$364,746	$84,825
Value of warrants accrued not issued 2009	$15,635	$6,358	$1,066
Total 2010	$594,341	$371,104	$85,891	$1,051,336

Cash 2009	$294,460	$205,117	$51,360
Value of warrants accrued not issued 2008	$56,690	$5,029	$1,197
Total 2009	$351,150	$210,146	$52,557	$613,853

Interest expense for the fiscal year ended December 31, 2010 was $1,002,000, for which $646,272 and $49,002 were for related parties and Directors, respectively.  Interest expense for the fiscal year ended December 31, 2009 was $814,000, for which $545,790 and $39,941 were for related parties and Directors, respectively.

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

As of December 31, 2010, the Company has cumulative net operating loss carry forwards approximating $47.8 million (expiring: $3.9 million in 2011, $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, $2.7 million in 2025, $2.9 million in 2026, $3.1 million in 2027, $2.9 million in 2028,  $2.2 million in 2029, and $1.6 million in 2031) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000.  Approximately $6.9 million of NOL’s expired in 2010.  Additionally, the Company’s inactive subsidiary in the United Kingdom has cumulative net operating loss carry forwards approximating $3.8 million that do not expire.  For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carry forward period.  The remaining valuation allowance is necessary due to the uncertainty of future income estimates.  The valuation allowance decreased $1,392,000 in 2010 and increased $777,000 in 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

	2010	2009
	(in thousands)
Deferred tax liabilities:
Tax depreciation	$14	$16
Total deferred tax liabilities	14	16

Deferred tax assets:
Net operating loss carryforwards	16,266	18,085
Credit carryforwards	331	331
Inventory reserve	5	(51)
Accrued vacation	23	18
Warranty reserve	30	37
Accrued interest	478	263
Deferred revenue	118	24
Stock compensation expense	472	411
Warrants issued to PIPE investors	1,434	1,434
Other	5	4
Total deferred tax assets	19,162	20,556
Valuation allowance for deferred tax assets	19,148	20,540
Net deferred tax assets	14	16
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2010	2009
	(in thousands)
Net income (loss)	$(2,439)	$(2,761)
Foreign net income (loss)	-	-
U.S. net income (loss)	$(2,439)	$(2,761)

Tax provision (benefit) at U.S. statutory rates	$(829)	$(939)
Change in valuation allowance	(1,392)	777
Net operating loss expired	2,358
Other	(137)	162
	$-	$-

There were no income tax payments made in 2010 or 2009.

We account for uncertain tax positions under the provisions of FASB ASC Topic 740, ”Income Taxes”. We have not identified any material uncertain tax positions for the open tax years 2007 through 2010. Therefore, no unrecognized tax benefits were presented for the years ended 2010 and 2009.  Because of our historical significant net operating losses, we have not paid income taxes since 1995.

We classify all interest and penalties related to uncertain tax positions as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2010 and 2009.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2007 through 2010 remain open to examination by taxing jurisdictions to which we are subject.  As of December 31, 2010, we did not have any tax examinations in process.

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

The following table sets forth the computation of basic and diluted loss per share:

	2010	2009
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(2,439)	$(2,761)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	34,346	30,268
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.07)	$(0.09)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect.  For additional disclosures regarding stock options and warrants, see Note I.

Note G - Employee Savings Plan

We have an Employee Savings Plan covering substantially all employees.  We contribute $0.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation.  The Plan also provides for discretionary contributions by the Company as determined annually by our Board of Directors.  The contributions we charged to operations under the Plan were approximately $6,200 and $8,600 for 2010 and 2009, respectively.

Note H – Lease Commitments and Contingencies

We use equipment and office space under operating lease agreements.  Rent expense charged to operations approximated $107,000 per year for 2010 and 2009.   Our operating lease for office and manufacturing space expired January 1, 2011. We have negotiated an extension for an additional five year period through January 1,2016.  Our lease obligations for the next five years are approximately $92,000 for 2011, $92,000 for 2012, $94,000 for 2013, $94,000 for 2014 and $96,000 for 2015.

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

The 2004 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success.  The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options and Non-Qualified Stock Options.  The maximum number of shares cumulatively available is 1,000,000 shares.

The 2008 Plan is designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success.  The Plan permits the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock, and Shares.  The maximum number of shares cumulatively available is 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of December 31 2010, and assuming shareholder ratification of the Board’s action, 6,572,000 shares remain which can be issued under the 2008 Plan.

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

On April 2, 2010, the Compensation Committee approved a plan to offer key employees the opportunity to surrender certain outstanding stock options in exchange for replacement options effective April 2, 2010.  The replacement options vest immediately.  The program received 100% participation.  3,301,000 replacement options were issued with an average exercise price of $0.24 were surrendered and 3,301,000 options with an average exercise price of $0.07, the closing price of the stock on April 2, 2010, were issued as replacements.  The exchange resulted in a net additional expense of $46,985 which was recognized immediately as compensation expense.

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

The values in the table below reflect weighted averages for stock awards made in the designated years.  There were no stock options awarded in 2009.

Year Ended December 31	2010
Expected Life (in years)	5.0
Expected volatility	92.4%
Risk-free interest rate	2.4%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of option activity under all Plans for the years ended December 31, 2010, and 2009 follows:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	3,785	$0.23	3,795	$0.23
Granted	5,776	0.06	0	0.00
Exercised	0	0.00	0	0.00
Expired	(3,301)	0.24	(10)	0.26
Outstanding at December 31 ($.04 to $0.30 per share)	6,260	$0.06	3,785	$0.23
Exercisable ($.04 to $.30 per share)	6,196	$0.06	3,195	$0.23

A summary of the status of our nonvested shares as of December 31, 2010, and changes during years ended December 31, 2010, and December 31, 2009, is presented below:

	2010		2009
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	590,000	$0.25	2,496,000	$0.27
Granted	5,776,000	0.06	0	0.00
Exchanged	(590,000)	0.25	(10,000)	0.26
Vested	(5,712,000)	0.06	(1,896,000)	0.20
Nonvested at December 31	64,000	$0.04	590,000	$0.25

The weighted average grant date fair value of options granted during 2010 was $0.06. No options were granted in 2009.

The following table summarizes share-based compensation expense for the years ended December 31, 2010 and 2009 related to share-based awards under FASB ASC Topic 718 “Stock Compensation” as recorded in the Statements of Operations in the following expense categories:

	2010	2009
	(in thousands)
Marketing	$22	$33
Engineering and Development	43	49
General and Administrative	113	211
Total share-based compensation expense	$178	$293

As of December 31, 2010, we had no unrecognized expense related to un-vested share-options.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2010 and 2009 follows:

	2010			2009
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.04 to $0.07	5,776	9.2	5,712
$0.10 to $0.24	484	0.2	484	3,785	7.9	3,195
$0.10 to $0.30	6,260	8.5	6,196	3,785	8.9	3,195

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2010 and 2009 is as follows:

	2010				2009
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	2.71	7,000	$0.001	10,500	2.57	10,500
Class 2 Note Warrants	$0.162	16,904	3.10	16,904	$0.190	4,616	3.06	4,616
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.220	20,358	0.50	20,358
1995 Employee Stock Option Plan	$0.170	184	0.95	184	$0.170	184	1.96	184
1999 Employee Stock Option Plan	$0.170	290	5.19	290	$0.170	290	6.19	290
2004 Employee Stock Option Plan	$0.067	1,000	9.26	1,000	$0.250	983	8.13	517
2008 Equity Compensation Plan	$0.052	4,786	9.21	4,722	$0.240	2,328	8.55	2,204
	$0.152	53,397	2.37	53,333	$0.159	39,259	2.07	38,669

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

The following table illustrates the changes in our warranty liability for the years ended December 31, 2010 and 2009:

	Amount	Amount
	2010	2009
	(in thousands)
Balance as of January 1	$108	$84
Charges (credits) to expense	(12)	30
Utilization/payment	(9)	(6)
Balance as of December 31	$87	$108

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

We are engaged in one business segment: vision-based inspection products.  The following presents information by geographic area.

	Year Ended December 31
	2010	2009
	(in thousands)
Net revenues by geographic area:
North America	$491	$64
Europe	397	17
Asia	718	1,673
	$1,606	$1,754

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses from operations in the years of 2010 and 2009 of $2.4 million and $2.7 million, respectively.  The continuing losses and default of debt payments raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers throughout 2011 and into 2012 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through April 15, 2011, we have used $8,897,804 of Class 2 and Class 3 Notes to fund operations.  $4,953,632 of these are Class 3 Notes, all but $85,000 of which are in default.  $3,944,172 are Class 2 Notes, all but $430,000 of which are in default. We will need to negotiate forebearnace or a cure of the defaults and raise additional funds for operations in the second quarter of 2011.  Existing note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall further behind with vendors not essential to daily operations or production. Taking into account anticipated orders, we expect that we may need to raise an additional $1,500,000 of operating capital to ramp up production and support over the next 12 month.  If the anticipated orders do not materialize as expected, we will need to raise up to $2,400,000 to fund operations through the first quarter of 2012.  These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors which could result in a restructuring of current positions.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note M – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note M – Subsequent Events

On January 26, 2011, we sold an additional $65,000 of Class 2 Notes earning interest at 12% and maturing on March 31, 2011 to a related party.

On January 27, 2011, we sold an additional $65,000 of Class 2 Notes earning interest at 12% and maturing on March 31, 2011to a related party.

On February 23, 2011, we sold an additional $140,000 of Class 2 Notes earning interest at 12% and maturing on April 30, 2011 to related parties.

On March 4, 2011, we sold an additional $40,000 of Class 2 Notes earning interest at 10%, maturing on June 30, 2011 and issued 49,315 of related warrants.

On March 28, 2011, we sold an additional $55,000 of Class 2 Notes earning interest at 12% and maturing on May 31, 2011 to related parties.

On March 29, 2011, we sold an additional $55,000 of Class 2 Notes earning interest at 12% and maturing on May 31, 2011 to related parties.

These transactions bring the aggregate amount of outstanding Class 2 and Class 3 Notes to $8,997,805 as of April 9, 2011.

During January 2011, we defaulted on an additional $178,031 of Class 2 Note principal and interest. On March 31, 2011, we defaulted on an additional $130,000 of Class 2 Note principal and interest.  This brings the total defaulted Class 2 Note principal and interst to $3,949,085. See  our Form 8-K filed with the SEC on October 6, 2010 for more information regarding the terms of the defaulted Notes.

Corporate Officers	Corporate Directory

Charles J. Drake, 70, is CEO and Chairman of the Board of Integral Vision, Inc.  Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.

Mark R. Doede, 53, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc.  Mr. Doede has served as an officer since 1989.

Jeffrey J. Becker, 50, is Senior Vice President of Integral Vision, Inc.

Andrew Blowers, 43, is Chief Technical Officer of Integral Vision, Inc.

Paul Zink, 45, is Vice President of Applications of Integral Vision, Inc.

Board of Directors

Charles J. Drake
Chairman of the Board of Directors, Integral Vision, Inc.
Chief Executive Officer, Integral Vision, Inc.

Max A. Coon
Vice Chairman and Secretary of the Board of Directors, Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.

Vincent Shunsky
Director, Integral Vision, Inc.
Treasurer, Integral Vision, Inc.

William B. Wallace
Director, Integral Vision, Inc.
Senior Managing Director, Equity Partners Ltd.

Mark R. Doede
Director, Integral Vision, Inc.
President, Integral Vision, Inc.
Chief Operating Officer, Integral Vision, Inc.
Chief Finacial Officer, Integral Vision, Inc.

Corporate Headquarters
49113 Wixom Tech Drive
Wixom, MI 48393
+1 (248) 668-9230
+1 (248) 668-9384 fax

Independent Auditors
Rehmann Robson
Troy, MI

General Counsel
Honigman Miller Shwartz and Cohn LLP
Ann Arbor, MI

Stock Trading
Over the Counter Bulletin Board (OTCBB)
Symbol:  INVI

Stock Registrar and Transfer Agent
Registrar and Transfer Company
Cranford, NJ
+1 (908) 497-2300

Form 10-K
Interested stockholders may obtain, without charge, a copy of the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, upon written request to:

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

Year Ended December 31, 2010

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