Form 10-Q
period 2011-03-31
INTEGRAL VISION INC
filed 2011-05-23
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
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
 35,675,409 shares of common stock as of May 14, 2011.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

INTEGRAL VISION, INC.

FORM 10-Q Report
March 31, 2011

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	as of March 31, 2011 (unaudited) and December 31, 2010	3

	Condensed Statements of Operations
	(unaudited) for the three months ended
	March 31, 2011 and 2010	4

	Statement of Stockholders’ Deficit (unaudited)	5

	Condensed Statements of Cash Flows
	(unaudited) for the three months ended
	March 31, 2011 and 2010	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 6.	Exhibits	26

	Signatures	29

Condensed Balance Sheets

Integral Vision, Inc.
	March 31	December 31,
	2011	2010
	(Unaudited)
	(in thousands)
Assets
Current assets
Cash	$8	$23
Accounts receivable	25	49
Inventories	215	213
Other current assets	81	93
Total current assets	329	378

Property and equipment
Building improvements	4	4
Production and engineering equipment	357	357
Furniture and fixtures	80	80
Computer equipment	201	201
Marketing/demonstration equipment	139	139
	781	781
Less accumulated depreciation	692	670
Net property and equipment	89	111

Other assets - net of accumulated amortization of $1,586,000 for 2011 and $1,583,000 for 2010	40	43
	40	43
Total assets	$458	$532

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable	$2,501	$2,462
Notes payable to related parties and directors	6,497	6,116
Loans payable	10	-
Loans payable officers	10	-
Accounts payable	199	221
Customer deposits	45	-
Accrued compensation and related costs	343	318
Accrued interest	445	354
Accrued interest related parties and directors	1,291	1,051
Accrued product warranty	64	87
Accrued sales commissions	48	48
Accrued professional services	68	79
Other accrued liabilities	12	18
Deferred revenue	346	346
Total current liabilities	11,879	11,100

Commitments and contingencies (Note C and H)
Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (35,675,409 in 2010)	54,021	54,020
Accumulated deficit	(65,442)	(64,588)
Total stockholders' deficit	(11,421)	(10,568)
Total liabilities and stockholders' deficit	$458	$532

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Revenues:
Net product sales	$7	$530
Costs of sales:
Costs of sales for products	3	199
Depreciation and amortization	4	2
Total costs of sales	7	201
Gross margin	-	329

Other costs and expenses:
Marketing	88	114
General and administrative	269	245
Engineering and development	164	183
Total other costs and expenses	521	542
Operating loss	(521)	(213)
Other income	-	2
Interest expense	(95)	(73)
Interest expense related parties and directors	(238)	(171)
Loss from operations before income taxes	(854)	(455)
Income taxes	-	-
Net loss	$(854)	$(455)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	30,990

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit (Unaudited)

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2011	35,675,409	$54,020	$-	$(64,588)	$(10,568)
Net loss for the period				(854)	$(854)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	1	-	-	1
Balances at March 31, 2011	35,675,409	$54,021	$-	$(65,442)	$(11,421)

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Cash Flows (Unaudited)

Integral Vision, Inc.

	Three Months Ended March 31
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(854)	$(455)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	22
Amortization	3	6
Gain on sale of equipment	-	(2)
Warrants issued in settlement of interest	1	7
Warrants issued in settlement of interest to related parties	-	25
Share-based compensation	-	7
Issuance of Class 3 Notes in settlement of interest	-	51
Issuance of Class 3 Notes in settlement of interest to related parties	-	125
Changes in operating assets and liabilities:
Accounts receivable	24	(32)
Inventories	(2)	(3)
Other current assets	12	8
Accounts payable and other current liabilities	(37)	(122)
Accrued interest	331	-
Customer deposits	45	-
Deferred revenue	-	8
Net cash used in operating activities	(455)	(355)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	-	2
Additional patent expenditures	-	(2)
Net cash used in investing activities	-	-

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	40	170
Proceeds from sale of Class 2 Notes to related parties	380	200
Proceeds from loans payable	10	-
Proceeds from loans payable officers	10	-
Proceeds from exercise of stock warrants	-	2
Net cash provided by financing activities	440	372
(Decrease) in cash	(15)	17
Cash at beginning of year	23	28
Cash at end of year	$8	$45

Supplemental cash flows information:
Interest paid	$-	$14

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Financial Statements

The condensed financial statements in this report have been prepared by Integral Vision, Inc. (the “Company”) without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements.  These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2010, included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011.

The condensed financial statements in this report include all adjustments, consisting of only normal, recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventory to determine whether adjustments for impairment are required.  At March 31, 2011 and December 31, 2010, inventories consisted of the following amounts (net of an obsolescence allowance of $15,000 at March 31, 2011 and December 31, 2010):

	2011	2010
	(in thousands)
Raw materials	$82	$80
Finished goods	133	133
	$215	$213

We periodically perform an analysis of our inventory to determine if its cost exceeds estimated net realizable value.  Over the last several years, given the market conditions and the direction of the Company, we discontinued certain product lines and attempted to liquidate the remaining inventory related to those product lines.

Property and Equipment

Property and equipment are stated on the basis of cost. Inventory transferred to engineering equipment and/or marketing and demonstration equipment is transferred at historical cost.  Expenditures for normal repairs and maintenance are charged to operations as incurred.

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (building improvements: over 5 years; production and engineering equipment: over 3 to 10 years; furniture and fixtures: over 5 to 10 years; computer equipment: over 3 to 10 years; and marketing and demonstration equipment: over 3 to 5 years).

Stockholder’s Equity

On March 17, 2010, the Board of Directors changed the stated value of our common stock from $0.20 to “no stated value”.  As a result, we reclassified $47,528,000 of additional paid in capital to common stock.

As of March 31, 2011, we have 90,000,000 authorized shares of common stock of which 35,675,407 shares are issued and outstanding.  We have commitments for rights to exercise warrants for 23,953,391 shares, to convert Class 3 Notes into 23,233,132 shares, and to exercise options for 6,260,000 shares of common stock.  We also have 9,442,947 warrants for our common shares that are earned, but not issued, for a total commitment of  98,564,877 shares of common stock as of  March 31, 2011.  Based on the foregoing, we may be in default of our commitment to reserve adequate authorized shares of common stock for our outstanding commitments.  The Board of Directors has proposed a reverse stock split to the shareholders which would resolve this issue .

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. Deferred revenue was $346,000 both at March 31, 2011 and December 31, 2010.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions which were $1,000 and $61,000 for the three month periods ended March 31, 2011 and 2010, respectively.

Supplemental Disclosure of Non-cash Investing and Financing Activities

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

Reclassifications

Certain amounts have been reclassified in prior periods’ statements to conform to the current period’s presentation.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We had no such accruals at March 31, 2011 and December 31, 2010.

Recently Issued Accounting Standards

ASU 2010-17

Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of the guidance in ASU 2010-17 to have any effect on our financial position, results of operations or cash flows

Note C - Long-Term Debt and Other Financing Arrangements

2011 Activity

As of January 1, 2011, we had $3,624,172 of outstanding Class 2 Notes and 5,898,780 unissued warrants valued at $29,615 as determined using the Black-Scholes option-pricing model. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see  Note D – Related Party Transactions). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants, except for $854,737 which are earning interest at 12%.  During the quarter ended March 31, 2011, we issued $420,000 of Class 2 Notes.  We also issued 49,315 warrants valued at $533 as determined using the Black-Scholes option-pricing method.  We had 9,442,947 accrued warrants that were earned but not issued as of March 31, 2011, valued at $65,737 as determined using the Black-Scholes option-pricing model.  All but $290,000 of the Class 2 Notes matured prior to March 31, 2011; $140,000 of these notes matured on April 30, 2011.  All of the Class 2 Notes other than $150,000 of these notes are currently in default.   See Note J – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2011, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share.  No new Class 3 Notes were issued during the quarter ended March 31, 2011.  As of March 31, 2011, all but $85,000 of the Class 3 Notes are in default.  These $85,000 of Class 3 note are due July 1, 2011.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates.  As of March 31, 2011, the outstanding principal and unpaid interest on the defaulted Class 2 and Class 3 Notes was $10,286,401.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes have begun to accrue interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. As such, $3,149,436 of Class 2 Notes are currently accruing interest at the default rate of 14% and $604,736 of Class 2 Notes are currently accruing interest at the default rate of 16%. Also, $3,671,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,196,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral.  See Note J– Subsequent Events for recent activity associated with the Class 2 and Class 3 Notes.

The Company is in discussions with the note holders about curing or waiving the default.  The note holders have continued to purchase new notes to provide additional funding to the Company after the default.  See Note J – Subsequent Events for information on note activity since March 31, 2011.

The following table summarizes Class 2 Note activity for the three month period ended March 31, 2011:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance December 31, 2010	$-	$-	$-	$-	$3,624,172	$-
Quarter Ended March 31, 2011	420,000	-	-	-	420,000	533
Balance March 31, 2011	$420,000	$-	$-	$-	$4,044,172	$533

The following table summarizes Class 3 Note activity for the three month period ended March 31, 2011:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance

Balance December 31, 2010	$-	$-	$-	$-	$4,953,633
Quarter Ended March 31, 2011	-	-	-	-	-
Balance March 31, 2011	$-	$-	$-	$-	$4,953,633

During the Quarter ended March 31, 2011 we received unsecured, non-interest bearing loans of $10,000 from certain Officers of the Company. The loans do not have repayment terms but are intended to be short term.

We also received an unsecured, non-interest bearing loan of $10,000 from a current Note Holder. The loan does not have repayment terms but is considered to be short term.

2010 Activity

As of January 1, 2010, we had $2,855,112 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see  Note D – Related Party Transactions).  The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants, except for $475,000 which are earning interest at 12%.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and we paid $170,000 of Class 2 Notes by issuing Class 3 Notes.  We also issued 3,700,363 warrants valued at $32,843 as determined using the Black-Scholes option-pricing model.  During the quarter ended September 30, 2010, we issued $435,600 of new Class 2 Notes and we paid $50,950 to retire a Class 2 Note. We also issued 8,509,560 warrants valued at $104,936.  During the quarter ended December 31, 2010, we issued $391,784 of new Class 2 Notes and we paid $207,374 to retire Class 2 Notes.  We had 5,898,780 accrued warrants that were earned but not issued as of December 31, 2010, valued at $29,615 as determined using the Black-Scholes option-pricing model.  All but $300,000 of the Class 2 Notes matured prior to December 31, 2010 of which $30,000 matured on January 10, 2010, $145,000 matured on January 31, 2011, and $125,000 matured on March 1, 2011.  All of the Class 2 Notes issued prior to December 31, 2010 are currently in default.   See Note J – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we had $4,522,000 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $850,861 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company.  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $850,681 of the Notes are convertible into the Company’s stock at $0.15 per share.  During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of interest, and $170,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of Class 2 Notes.  During the quarter ended June 30, 2010, we issued $85,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for cash which mature on July 1, 2011. All other Class 3 Notes matured on October 1, 2010, and are currently in default.  No new Class 3 Notes were issued during the quarter ended December 31, 2010.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 3 Notes. As of December 31, 2010, the outstanding principal and unpaid interest on the Class 2 and Class 3 Notes was $9,508,000.

The following table summarizes Class 2 Note activity for the year ended December 31, 2010:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance January 1, 2010	$-	$-	$-	$-	$2,855,112	$-
Quarter Ended March 31, 2010	370,000	(170,000)	-	-	200,000	32,843
Quarter Ended June 30, 2010	-	-		-	-	-
Quarter Ended September 30, 2010	435,600	-	(50,950)	-	384,650	104,936
Quarter Ended December 31, 2010	391,784	-	(207,374)	-	184,410	-
Balance December 31, 2010	$1,197,384	$(170,000)	$(258,324)	$-	$3,624,172	$137,779

The following table summarizes Class 3 Note activity for the year ended December 31, 2010:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance

Balance January 1, 2010	$-	$-	$-	$-	$4,522,325
Quarter Ended March 31, 2010	-	170,000	-	176,308	346,308
Quarter Ended June 30, 2010	85,000	-	-	-	85,000
Quarter Ended September 30, 2010	-	-	-	-	-
Quarter Ended December 31, 2010	-	-	-	-	-
Balance December 31, 2010	$85,000	$170,000	$-	$176,308	$4,953,633

The aggregate amount of outstanding Class 2 and Class 3 Notes is $8,997,805 as of March 31, 2011.

A summary of the Company’s debt obligations is as follows as of March 31, 2011 and December 31, 2010:
	2011	2010
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$4,044	$3,624
Class 3 Notes	4,954	4,954
Net Short Term Notes Payable	$8,998	$8,578

See Note J – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

The portion of debt described in Note C above that has been issued to Directors and to certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company is disclosed in the table below.

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2010
Class 2 Notes	$1,781,112	$1,100,695	$125,000
Class 3 Notes	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,422,539	$423,161	$6,116,979

Aggregate amount of transactions (See "Related Party Transaction Detail" table below)
2011	$-	$380,000	$0
2010	$-	$-	$0

Outstanding balance as of March 31, 2011
Class 2 Notes	$1,781,112	$1,480,694	$125,000
Class 3 Notes	$1,490,167	$1,321,844	$298,161
Total	$3,271,279	$2,802,538	$423,161	$6,496,978

Amount of principal paid during period
2011	$-	$-	$-
2010	$-	$-	$-

Amount of interest paid during period
Cash 2011	$-	$-	$-	$-
Notes issued in payment of interest 2011	$-	$-	$-
Value of warrants issued 2011	$-	$-	$-
Total 2011	$-	$-	$-	$-

Cash 2010	$2,000	$-	$-
Notes issued in payment of interest 2010	$60,106	$53,340	$12,043
Value of warrants issued 2010	$11,099	$12,465	$2,447
Total 2010	$73,205	$65,805	$14,490	$153,500

Accrued interest at March 31
Cash 2011	$686,795	$450,595	$98,721
Value of warrants accrued not issued 2011	$36,962	$14,937	$2,551
Total 2011	$723,757	$465,532	$101,272	$1,290,561

Cash 2010	$294,460	$205,117	$51,360
Value of warrants accrued not issued 2010	$86,838	$-	$11,595
Total 2010	$381,298	$205,117	$62,955	$649,370

Interest expense for the period ended March 31, 2011 was $333,000, for which $220,275 and $15,318 were for related parties and Directors, respectively.  Interest expense for the period ended March 31, 2010 was $244,000, for which $157,408 and $13,746 were for related parties and Directors, respectively.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

Income Taxes

In accordance with FASB ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all of the periods presented.  We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2010.  We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2007 through 2010 remain open to examination by taxing jurisdictions to which we are subject.  As of March 31, 2011, we did not have any tax examinations in process.

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

Note F – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(854)	$(455)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	35,675	30,990
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.01)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect.  For additional disclosures regarding stock options and warrants, see Note G – Share-Based Compensation.

Note G – Share-Based Compensation

We currently have two active stock option plans: the 2004 Employee Stock Option Plan (“2004 Plan”) and the 2008 Integral Vision, Inc. Equity Incentive Plan (“2008 Plan”) (collectively the “Plans”).  The purpose of the Plans generally is to retain and attract persons of appropriate education, experience and ability to serve as our employees, to encourage a sense of proprietorship of such persons, and to stimulate an active interest in our development and financial success.

The Plans are designed to promote the interests of the Company and its shareholders by providing a means by which the Company can grant equity-based incentives to eligible employees of the Company or any Subsidiary as well as non-employee directors, consultants, or advisors who are in a position to contribute materially to the Company’s success.  The Plans permit the Compensation Committee of the Company’s Board of Directors to grant Incentive Stock Options and Non-Qualified Stock Options (and the 2008 Plan permits grants of Restricted Stock and Shares as well).  The maximum number of shares cumulatively available under the 2004 Plan is 1,000,000 shares. The maximum number of shares cumulatively available under the 2008 Plan is 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.

On March 24, 2009, on the recommendation of the Compensation Committee, the Board of Directors approved amending and restating the 2008 Plan to provide for an additional 2,500,000 shares for awards under the Plan of which an additional 1,500,000 may be awarded over the two year period beginning March 24, 2009 to the Company’s Chief Executive Officer.  The shareholders approved the amendment and restatement at the annual shareholders meeting held May 20, 2009.  As of December 31, 2009, 2,328,000 Stock Option shares and 1,300,000 Restricted Shares have been granted from the 2008 Equity Incentive Plan leaving a balance of 3,700,000 shares available for future grants.

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available under the 2008 Plan to 14,000,000 plus (i) any shares that are forfeited or remain un-purchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of March 31, 2011, and assuming shareholder ratification of the Board’s action, 6,572,000 shares remain which can be issued under the 2008 Plan.

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

The Compensation Committee of the Board of Directors did not grant any options or shares to empolyees during the first quarter of 2011 or 2010.

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

As of March 31, 2011 and March 31, 2010 there were no unamortized option awards or stock grants outstanding.

A summary of option activity under all Plans for the quarters ended March 31, 2011, and 2010 follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	6,260	$0.06	3,785	$0.23
Granted	0	0.00	0	0.00
Exercised	0	0.00	0	0.00
Expired	0	0.00	0	0.00
Outstanding at December 31 ($.04 to $0.30 per share)	6,260	$0.06	3,785	$0.23

Exercisable ($.04 to $.30 per share)	6,260	$0.06	3,661	$0.23

A summary of the status of our nonvested shares as of March 31, 2011 and 2010, and changes during quarters ended March 31, 2011, and March 31, 2010, is presented below:

	2011		2010
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	64,000	$4.00	590,000	$0.25
Granted	0	0.00	0	0.00
Exchanged	0	0.00	0	0.00
Vested	(64,000)	0.04	(466,000)	0.26
Nonvested at March 31	0	$0.04	124,000	$0.22

No options were granted in the quarters ended March 31, 2010 or 2011.

The following table summarizes share-based compensation expense for the quarters ended March 31, 2011 and 2010 related to share-based awards under FASB ASC Topic 718 “Stock Compensation” as recorded in the Statements of Operations in the following expense categories:

	2011	2010
	(in thousands)
Marketing	$-	$2
Engineering and Development	-	3
General and Administrative	-	2
Total share-based compensation expense	$-	$7

As of March 31, 2011, we had no unrecognized expense related to un-vested share-options.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2011 and 2010 follows:

	2011			2010
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.04 to $0.07	5,776	9.0	5,776
$0.10 to $0.24	484	3.4	484	3,785	7.7	3,661
Totals	6,260	8.6	6,260	3,785	7.7	3,661

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at March 31, 2011 and 2010 is as follows:

		2011				2010
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	2.46	7,000	$0.001	8,650	2.81	8,650
Class 2 Note Warrants	$0.162	16,953	2.85	16,953	$0.170	8,316	3.30	8,316
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.220	22,666	0.25	22,666
1995 Employee Stock Option Plan	$0.170	184	0.71	184	$0.170	184	1.71	184
1999 Employee Stock Option Plan	$0.170	290	4.94	290	$0.170	290	5.94	290
2004 Employee Stock Option Plan	$0.067	1,000	9.02	1,000	$0.250	983	7.88	983
2008 Equity Compensation Plan	$0.052	4,786	8.96	4,786	$0.240	2,328	8.30	2,204
	$0.152	53,446	2.23	53,446	$0.168	43,417	1.99	43,293

Note H – Contingencies and Litigation

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

The following table illustrates the changes in our warranty liability for the quarters ended March 31, 2011 and 2010:

	Amount	Amount
	2011	2010
	(in thousands)
Balance as of January 1	$87	$108
Product warranties issued	-	28
Estimate changes for preexisting
warranties	(23)	-
Payments made	-	(3)
Balance as of March 31	$64	$133

Note I – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first three months of 2011 and 2010 of $854,000 and $455,000, respectively.  Additionally, we incurred losses from operations in the years of 2010 and 2009 of $2.4 million and $2.7 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern..

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

From November 2006 through May 19, 2011, we have used $9,137,805 of Class 2 and Class 3 Notes to fund operations.  $4,953,633 of these are Class 3 Notes, all but $85,000 of which are in default.  $4,184,172 are Class 2 Notes, all but $290,000 of which are in default as of May 1, 2011. We will need to negotiate forebearnace or a cure of the defaults and raise additional funds for operations in the second quarter of 2011.  Current note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall behind with vendors not essential to our daily operations or production. We currently have $98,896 over 90 days in accounts payable as of March 31, 2011.  Taking into account anticipated orders, we expect that we will need to raise an additional $900,000 of operating capital to ramp up production and support over the next 12 months.  If the anticipated orders do not materialize as expected, we will need to raise up to $2,500,000 to fund operations through the second quarter of 2012 and continue to defer interest and principle payments on existing debt to continue to fund operations.  These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors, which could result in a restructuring of current positions.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note J – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note J – Subsequent Events

On April 19, 2011, we sold an additional $40,000 of Class 2 Notes earning interest at 12% and maturing on May 31, 2011 to a related party.

On April 20, 2011, we sold an additional $50,000 of Class 2 Notes earning interest at 12% and maturing on May 31, 2011 to a related party.

On April 25, 2011, we sold an additional $40,000 of Class 2 Notes earning interest at 10%, maturing on June 30, 2011 and issued 16,438 of related warrants.

On May 5, 2011, we sold an additional $10,000 of Class 2 Notes earning interest at 10%, maturing on August 3, 2011 and issued 12,328 of related warrants.

These transactions bring the aggregate amount of outstanding Class 2 and Class 3 Notes to $9,137,805 as of May 20, 2011.

On April 30, 2011, we defaulted on an additional $140,000 of Class 2 Note principal and $3,038 of interest.  This brings the total defaulted Class 2 Note principal to $3,894,172.  The amount of interest due on the defaulted Class 2 Notes at April 30, 2011 is $1,007,745.   See  our Form 8-K filed with the SEC on October 6, 2010 for more information regarding the terms of the defaulted Notes.

As of May 12, 2011, noteholders for $2,848,569 of outstanding Class 2 Notes ceased warrant accrual for their notes.

On May 17, 2011, noteholders for approximately 90% of the outstanding Class 2 Notes extended the maturity date of their defaulted notes to July 1, 2013, and waived any Default Interest payments due on said notes retroactively from September 30, 2010 to May 17, 2011.  The approximate ammount of waived interest is $80,000.

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

Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Net revenues decreased $523,000 (98.7%) to $7,000 in the first quarter of 2011 from $530,000 in the first quarter of 2010.  The decrease in net revenue was primarily attributable to a decrease in revenue from sales of our flat panel display inspection products which have a long sales cycle, in the first quarter of 2011. We had $346,000 in deferred revenue at March 31, 2011 which could not be recognized because final acceptance had not been received from the customer.

Costs of sales decreased $194,000 (96.5%) to $7,000 (100% of sales) in the first quarter of 2011 compared to $201,000 (38% of sales) in the first quarter of 2010.  This was primarily due to a decrease in material costs of $143,000 as a result of the lower sales of flat panel display inspection systems and a decrease of $51,000 in our accrued warranty in the 2011 period.

Marketing costs decreased $26,000 (22.8%) to $88,000 in the first quarter of 2011 compared to $114,000 in the first quarter of 2010. This decrease was attributable to reduced compensation, related benefits and travel costs.

General and administrative (“G&A”) costs increased $24,000 (9.8%) to $269,000 in the first quarter of 2011 compared to $245,000 in the first quarter of 2010. The increase was a result of an increase in professional fees of $53,000 which were offset by decreases in personnel costs of $22,000 and decreases in other general costs of approximately $7,000.

Engineering and development expenditures decreased $19,000 (10.4%) to $164,000 in the first quarter of 2011 compared to $183,000 in the first quarter of 2010. The decrease was primarily a result of decreases in personnel and travel costs off set by an increase in contract engineering costs of $8,000.

Other income for the three months ended March 31, 2011 was comparable to the three months ended March 31, 2010.

Interest expense increased $89,000 to $330,000 for the quarter ended March 31, 2011 compared to $244,000 for the quarter ended March 31, 2010.   The increase is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the additional interest that resulted from the default on Class 2 and Class 3 Notes which occurred on September 30, 2010 and October 1, 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $455,000 for the three months ended March 31, 2011, compared to $355,000 for the first three months of 2010. Operating cash flow for both periods primarily reflected net losses of $854,000 for 2011 and $455,000 for 2010 adjusted for non-cash charges and changes in working capital. Working capital changes in the first three months of 2011 primarily reflected a decrease in accounts receivable and other current assets as a result of our limited sales volume.  We realized a decrease in accounts payable and other current liabilities as a result of payments made.  Accrued interest increased as a result of the issuance of additional debt and the default interest rate in effect on the defaulted Class 2 and Class 3 Notes.  Customer deposits increased as a result of sales orders received. Working capital changes in the first three months of 2010 primarily reflected increases in accounts receivable and inventories as a result of increased sales orders and other current assets decreased as a result of normal amortization. Accounts payable and other current liabilities decreased as a result of payments. Accrued interest increased as result of the issuance of additional debt and customer deposits decreased as a result of customer orders being processed.

Our investing activities for the three months ended March 31, 2011 did not reflect any activity. Investing activities for the three months ended March 31, 2010 included an increase in patents of $2,000 offset by $2,000 in proceeds from the sale of equipment.

The Company does not have any commitments for capital expenditures as of March 31, 2011.

Financing activities for the three months ended March 31, 2011 included proceeds of $420,000 from the issuance of Class 2 Notes and proceeds of $20,000 from loans payable. Our financing activities for the three months ended March 31, 2010 included proceeds of $370,000 from the issuance of Class 2 Notes and proceeds of $2,000 from the exercise of warrants.  We paid no interest on Class 3 Notes during the three-month period ended March 31, 2011 and $14,000 during the three-month period ended March 31, 2010.

During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Notes for the payment of interest, and $170,000 of Class 3 Convertible Notes for the payment of Class 2 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. The Class 2 Notes matured on September 30, 2010, while the Class 3 Notes matured on October 1, 2010

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

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

The Company’s default under the terms of the Agreement may result in the Company’s liquidity decreasing in a material way.  In order to remedy any potential decrease in liquidity, if the existing note holders do not continue to purchase new notes to provide additional funding for operations and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing, we may not have sufficient cash to operate.  See Note J – Subsequent Events to our Condensed Financial Statements for information on note activity since March 31, 2011.

For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note J – Subsequent Events to our Condensed Financial Statements.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at March 31, 2011; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of March 31, 2011 and 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, on March 31, 2011, the chief executive officer and chief financial officer each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first quarter of the fiscal year 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2011, we sold $40,000 of Class 2 Notes and issued 49,315 warrants exerciseable into our common stock to Susan W. Pillsbury 1998 Revocable Trust dtd 03/13/98 for cash.  This transaction is exempt from registration under Section 4(2) of the Securities Act.  The warrants are exercisable for $0.15 per share of our common stock and expire on March 4, 2015.

Item 3.  Defaults Upon Senior Securities

See Note C – Long Term Debt and Other Financing Arrangements, Note I – Going Concern Matters and Note J – Subsequent Events of our condensed financial statements in Part I of this Form 10-Q, which are incorporated by reference into this Item 3, for the most current information on defaulted note and interest payments.

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

INTEGRAL VISION, INC.

Dated: May 23, 2011	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: May 23, 2011	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer