Form 10-Q
period 2011-06-30
INTEGRAL VISION INC
filed 2011-09-22
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011
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
35,675,409 shares of common stock as of September 16, 2011.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐	Yes	☐	No

INTEGRAL VISION, INC.

FORM 10-Q Report
June 30, 2011

Condensed Balance Sheets

Integral Vision, Inc.
	June 30	December 31,
	2011	2010
	(Unaudited)
	(in thousands)
Assets
Current assets
Cash	$2	$23
Accounts receivable	86	49
Accounts receivable employees	61	-
Inventories	224	213
Other current assets	70	93
Total current assets	443	378

Property and equipment
Building improvements	4	4
Production and engineering equipment	357	357
Furniture and fixtures	80	80
Computer equipment	201	201
Marketing/demonstration equipment	139	139
	781	781
Less accumulated depreciation	713	670
Net property and equipment	68	111

Other assets - net of accumulated amortization of $1,586,000 for 2011 and $1,583,000 for 2010	42	43
	42	43
Total assets	$553	$532

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable ($760,900 in default in 2011. See Note C.)	$851	$1,056
Notes payable to related parties and directors ($4,426,098 in default in 2011. See Note C.)	4,715	7,522
Loans payable	11	-
Accounts payable	344	221
Customer deposits	39	-
Accrued compensation and related costs	420	318
Accrued interest ($121,139 of interest is due on notes in default in 2011. See Note C.)	233	273
Accrued warrants for interest	30	81
Accrued interest related parties and directors ($826,846 of interest is due on notes in default in 2011. See Note C.)	1,677	1,051
Accrued product warranty	55	87
Accrued sales commissions	48	48
Accrued professional services	74	79
Other accrued liabilities	6	18
Deferred revenue	438	346
Total current liabilities	8,941	11,100

Long-term debt
Notes payable	295	-
Notes payable related parties and directors (See Note D)	3,481	-
Total liabilities	12,717	11,100

Commitments and contingencies (Note C and H)
Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (35,675,409 in 2010)	54,022	54,020
Accumulated deficit	(66,186)	(64,588)
Total stockholders' deficit	(12,164)	(10,568)
Total liabilities and stockholders' deficit	$553	$532

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Three Months Ended June 30,
	2011	2010
	(In thousands, except per share data)
Revenues:
Net product sales	$34	$240
Costs of sales:
Costs of sales for products	47	93
Depreciation and amortization	4	6
Total costs of sales	51	99
Gross margin	(17)	141

Other costs and expenses:
Marketing	81	122
General and administrative	264	417
Engineering and development	176	229
Total other costs and expenses	521	768
Operating loss	(538)	(627)
Troubled debt restructuring gain	72	-
Interest expense	(25)	(26)
Interest expense related parties and directors	(254)	(148)
Loss from operations before income taxes	(745)	(801)
Income taxes	-	-
Net loss	$(745)	$(801)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	34,978

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Six Months Ended June 30,
	2011	2010
	(In thousands, except per share data)
Revenues:
Net product sales	$42	$770
Costs of sales:
Costs of sales for products	50	292
Depreciation and amortization	8	8
Total costs of sales	58	300
Gross margin	(16)	470

Other costs and expenses:
Marketing	169	236
General and administrative	533	663
Engineering and development	340	412
Total other costs and expenses	1,042	1,311
Operating loss	(1,058)	(841)
Other income	-	2
Troubled debt restructuring gain	72	-
Interest expense	(76)	(33)
Interest expense related parties and directors	(536)	(385)
Loss from operations before income taxes	(1,598)	(1,257)
Income taxes	-	-
Net loss	$(1,598)	$(1,257)

Basic and diluted loss per share	$(0.04)	$(0.04)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	32,995

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit (Unaudited)

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2011	35,675,409	$54,020	$-	$(64,588)	$(10,568)
Net loss for the period				(1,598)	$(1,598)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	2	-	-	2
Balances at June 30, 2011	35,675,409	$54,022	$-	$(66,186)	$(12,164)

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Cash Flows (Unaudited)

Integral Vision, Inc.

	Six Months Ended June 30
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(1,598)	$(1,257)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	44	44
Amortization	6	16
Gain on sale of equipment	-	(2)
Warrants issued in settlement of interest	-	4
Warrants issued in settlement of interest to related parties	2	28
Share-based compensation	-	174
Troubled debt restructuring gain	72	-
Issuance of Class 3 Notes in settlement of interest	-	11
Issuance of Class 3 Notes in settlement of interest to related parties	-	165
Changes in operating assets and liabilities:
Accounts receivable	(37)	(64)
Accounts receivable employees	(61)	-
Inventories	(11)	(32)
Other current assets	23	22
Accounts payable and other current liabilities	104	69
Accrued interest	535	185
Customer deposits	39	58
Deferred revenue	92	122
Net cash used in operating activities	(790)	(457)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	-	2
Purchase of equipment	-	(7)
Additional patent expenditures	(5)	(5)
Net cash used in investing activities	(5)	(10)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	90	-
Proceeds from sale of Class 2 Notes to related parties	674	370
Proceeds from sale of Class 3 Notes to related parties	-	85
Proceeds from loans payable	10	-
Proceeds from loans payable officers	10	-
Payments for loans payable officers	(10)
Proceeds from exercise of stock warrants	-	2
Net cash provided by financing activities	774	457
(Decrease) in cash	(21)	(10)
Cash at beginning of period	23	28
Cash at end of period	$2	$18

Supplemental cash flows information:
Interest paid	$-	$14

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

The results of operations for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventory to determine whether adjustments for impairment are required.  At June 30, 2011 and December 31, 2010, inventories consisted of the following amounts (net of an obsolescence allowance of $30,000 at June 30, 2011 and $15,000 at December 31, 2010):

	2011	2010
	(in thousands)
Raw materials	$67	$80
Finished goods	157	133
	$224	$213

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

As of June 30, 2011, we have 90,000,000 authorized shares of common stock of which 35,675,409 shares are issued and outstanding.  24,243,549 shares of common stock are commited to the holders of outstanding warrants, 23,233,132 shares of common stock are commited to the holders of Class 3 Convertible Notes, and 6,160,000 shares of common stock are commited to the holders of stock options.  We also have commitments to issue warrants that can be exercised for a combined total of 10,656,498  of our common shares.  We have not issued these warrants and will not issue them until the shareholders authorize sufficient shares to cover their potential exercise. Our total commitment for shares of common stock is  99,968,588 shares as of  June 30, 2011.  Based on the foregoing, we are in default of our commitment to some of the holders of warrants earned against their Class 2 Notes to reserve adequate authorized shares of common stock for our outstanding commitments and would be in default of our commitment to deliver warrants on request if the holders requested their earned but unissued warrants before sufficient shares were authorized.  The Board of Directors has authorized proposing a reverse stock split to the shareholders which, if approved, would resolve this issue .

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. Deferred revenue was $438,186 at June 30, 2011 and $346,000 at December 31, 2010.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605 “Revenue Recognition”, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition in Financial Statements”. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured.

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions which were $1,000 and $6,738 for the three-month periods ended March 31, 2011 and 2010, respectively, and $1,000 and $67,894 for the six-month periods ended June 30, 2011 and 2010, respectively.

Supplemental Disclosure of Non-cash Investing and Financing Activities

During 2010, we exchanged $170,000 of Class 2 Notes for $170,000 of Class 3 Notes.

During 2010, we issued $176,308 of Class 3 Notes in settlement of interest.

During the six-month period ending June 30, 2011, we issued approximately $2,000 of warrants in settlement of interest.

Common Stock Options

We account for our share-based compensation plans according to the provisions of ASC Topic 718 “Stock Compensation”. Accordingly, compensation costs attributable to stock options or similar equity instruments granted are measured at the fair value at the grant date, and expensed over the expected vesting period.  ASC Topic 718 “Stock Compensation” requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Reclassifications

Certain amounts have been reclassified in prior periods’ statements to conform to the current period’s presentation.

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We had no such accruals at June 30, 2011 and December 31, 2010.

Recently Issued Accounting Standards

ASU 2010-17

Accounting Standards Update (“ASU”) 2010-17, “Revenue Recognition – Milestone Method,” provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. An entity often recognizes these milestone payments as revenue in their entirety upon achieving the related milestone, commonly referred to as the milestone method. The amendments in ASU 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We adopted the guidance in ASU 2010-17 and there was no effect on our financial position, results of operations, or cash flows.

Note C - Long-Term Debt and Other Financing Arrangements

2011 Activity (Values for warrants are determined using the Black Scholes Option Pricing Model)

As of January 1, 2011, we had $3,624,172 of outstanding Class 2 Notes and 5,898,780 unissued warrants valued at $29,615. These Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see  Note D – Related Party Transactions). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price ranging from $0.10 to $0.25  per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.

During the quarter ended March 31, 2011, we issued $420,000 of Class 2 Notes.  We also issued 49,315 warrants valued at $533.  During the quarter ended June 30, 2011, we issued $344,000 of Class 2 Notes. $160,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes.   See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions.  These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. We also issued 280,274 warrants valued at $1,088.  We had 10,656,498 accrued warrants that were earned but not issued as of June 30, 2011, valued at $30,510.  The value of these unissued warrants is reflected in the balance sheet as a liability as “Accrued Warrants for Interest”.

As of June 30, 2011, $331,500 of the Class 2 Notes were earning 10% interest and accruing warrants, $318,366 of the Class 2 Notes were earning default interest of 14% and accruing warrants, $3,738,306 of the Class 2 Notes were earning interest at 12% and do not earn warrants.

As of June 30, 2011, $318,366 of the Class 2 Notes were past due and in default. $3,775,806 of Class 2 Notes are due July 1, 2013 (see the next paragraph for details of this transaction).  $80,000 of Class 2 Notes were due June 30, 2011.  $10,000 of Class 2 Notes were due August 3, 2011.  $204,000 of Class 2 Notes are due December 23, 2011.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

On May 4, 2011, $1,781,112 of Class 2 Notes ceased accruing warrants and began accruing an additional 2% interest; on May 12, 2011, $1,794,694 of Class 2 Notes ceased accruing warrants and began accruing an additional 2% interest; on May 17, 2011, all of these notes had their due dates extended to July 1, 2013, and waived any default interest payments due retroactively from September 30, 2010 through May 17, 2011.  This was accounted for in accordance with ASC 470-60 as a troubled debt restructuring and resulted in a gain of $72,000.  For more information on the circumstances surrounding these transactions, please see Note D – Related Party Transactions.

As of January 1, 2011, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share.  No new Class 3 Notes were issued during the six-month period ended June 30, 2011.  As of June 30, 2011, all but $85,000 of the Class 3 Notes are in default.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because as of June 30, 2011 it failed to make full payment of principal and interest on $318,366 of Class 2 Notes and $4,868,633 of Class 3 Notes that were past their maturity dates.  As of June 30, 2011, the outstanding unpaid interest on the defaulted Class 2 Notes and Class 3 Notes was $90,102 and $862,882 respectively.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes in default accrue interest at their default interest rates, which are equal to their respective interest rates plus an additional 4%. As such, $318,366 of Class 2 Notes are currently accruing interest at the default rate of 14%. Also, $3,671,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,196,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

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

The Company is in discussions with certain note holders about curing or waiving the remaining defaults.  Certain note holders have continued to purchase new notes to provide additional funding to the Company after the default.  See Note J – Subsequent Events for information on note activity since June 30, 2011.

The following table summarizes Class 2 Note activity for the three-month and six-month periods ended June 30, 2011:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest
Balance December 31, 2010	$-	$-	$-	$-	$3,624,172	$-
Quarter Ended March 31, 2011	420,000	-	-	-	420,000	533
Quarter Ended June 30, 2011	344,000	-		-	344,000	1,146
Balance June 30, 2011, 2011	$764,000	$-	$-	$-	$4,388,172	$1,679

The following table summarizes Class 3 Note activity for the three-month and six-month periods ended June 30, 2011:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance
Balance December 31, 2010	$-	$-	$-	$-	$4,953,633
Quarter Ended March 31, 2011	-	-	-	-	-
Quarter Ended June 30, 2010	-	-	-	-	-
Balance June 30, 2011	$-	$-	$-	$-	$4,953,633

During the quarter ended March 31, 2011, we received unsecured, non-interest bearing loans of $10,000 from certain officers of the Company. The loans do not have repayment terms but are intended to be short term.  During the quarter ended June 30, 2011, these loans were repaid.

During the quarter ended March 31, 2011, we received an unsecured, non-interest bearing loan of $10,000 from a current Note Holder. The loan does not have repayment terms but is considered to be short term.  There was no activity on this loan during the quarter ended June 30, 2011.

2010 Activity (Values for warrants are determined using the Black Scholes Option Pricing Model)

As of January 1, 2010, we had $2,855,112 of outstanding Class 2 Notes. The Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see  Note D – Related Party Transactions).  The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price of $0.15 per share of our common stock.  The holder can elect to forgo warrants and earn an additional 2% interest.  All notes are presently earning 10% interest and receiving warrants, except for $475,000 which are earning interest at 12%.  During the quarter ended March 31, 2010, we issued $370,000 of Class 2 Notes and we paid $170,000 of Class 2 Notes by issuing Class 3 Notes.  We also issued 3,700,363 warrants valued at $32,843.  During the quarter ended September 30, 2010, we issued $435,600 of new Class 2 Notes and we paid $50,950 to retire a Class 2 Note. We also issued 8,509,560 warrants valued at $104,936.  During the quarter ended December 31, 2010, we issued $391,784 of new Class 2 Notes and we paid $207,374 to retire Class 2 Notes.  We had 5,898,780 accrued warrants that were earned but not issued as of December 31, 2010, valued at $29,615.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

As of January 1, 2010, we had $4,522,000 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $850,861 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note C – Long-Term Debt and Other Financing).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $850,681 of the Notes are convertible into the Company’s stock at $0.15 per share.  During the quarter ended March 31, 2010, we issued $176,308 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of interest, and $170,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for the payment of Class 2 Notes.  During the quarter ended June 30, 2010, we issued $85,000 of Class 3 Notes bearing 12% interest and convertible at $0.15 per share for cash which mature on July 1, 2011. All other Class 3 Notes matured on October 1, 2010, and are currently in default.  No new Class 3 Notes were issued during the quarter ended December 31, 2010.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

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

During 2010, the Class 2 and Class 3 Notes started accruing interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral.  See Note J – Subsequent Events for recent activity associated with the Class 2 and Class 3 Notes.

The following table summarizes Class 2 Note activity for the year ended December 31, 2010:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest
Balance January 1, 2010	$-	$-	$-	$-	$2,855,112	$-
Quarter Ended March 31, 2010	370,000	(170,000)	-	-	200,000	32,843
Quarter Ended June 30, 2010	-	-		-	-	-
Quarter Ended September 30, 2010	435,600	-	(50,950)	-	384,650	104,936
Quarter Ended December 31, 2010	391,784	-	(207,374)	-	184,410	-
Balance December 31, 2010	$1,197,384	$(170,000)	$(258,324)	$-	$3,624,172	$137,779

The following table summarizes Class 3 Note activity for the year ended December 31, 2010:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance
Balance January 1, 2010	$-	$-	$-	$-	$4,522,325
Quarter Ended March 31, 2010	-	170,000	-	176,308	346,308
Quarter Ended June 30, 2010	85,000	-	-	-	85,000
Quarter Ended September 30, 2010	-	-	-	-	-
Quarter Ended December 31, 2010	-	-	-	-	-
Balance December 31, 2010	$85,000	$170,000	$-	$176,308	$4,953,633

A summary of the Company’s debt obligations is as follows as of June 30, 2011 and December 31, 2010:

	2011	2010
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$612	$3,624
Class 3 Notes	4,954	4,954
Net Short Term Notes Payable	$5,566	$8,578

Long Term Notes Payable:
Class 2 Notes	$3,776	$-
Class 3 Notes	-	-
Net Long Term Notes Payable	$3,776	$-

Total	$9,342	$8,578

There are no long-term maturities of debt due in 2011 or 2012.  $3,775,806 of long-term debt matures July 1, 2013.

See Note J – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

The portion of debt described in Note C above that has been issued to Directors and to certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company is disclosed in the table below.

	Greater than 5% shareholder			Director
	John Hunter	John R. Kiely, III.		Max A. Coon		Total
Outstanding balance as of December 31, 2010
Class 2 Notes	$1,781,112	$1,229,695	1	$125,000	3
Class 3 Notes	$1,490,167	$2,541,427	2	$354,504	4
Total	$3,271,279	$3,771,122		$479,504		$7,521,905
Aggregate amount of transactions (See “Related Party Transaction Detail” below)
2011	$-	$674,000		$-
2010	$-	$-		$-
Outstanding balance as of June 30,2011
Class 2 Notes	$1,781,112	$1,903,695	1	$125,000	3
Class 3 Notes	$1,490,167	$2,541,427	2	$354,504	4
Total	$3,271,279	$4,445,122		$479,504		$8,195,905
Amount of principal paid during period
2011	$-	$-		$-
2010	$-	$-		$-
Amount of interest paid during six month period ending June 30
Cash 2011	$-	$-		$-		$-
Notes issued in payment of interest 2011	$-	$-		$-
Value of warrants issued 2011	$-	$969		$-
Total 2011	$-	$969		$-		$969
Cash 2010	$2,000	$-		$-
Notes issued in payment of interest 2010	$60,106	$90,568	5	$14,291	7
Value of warrants issued 2010	$10,923	$14,985	6	$1,008
Total 2010	$73,029	$105,553		$15,299		$193,881
Accrued interest at June 30
Cash 2011	$761,935	$792,280	8	$122,332	10
Value of warrants accrued not issued 2011	$12,575	$10,148	9	$2,079
Total 2011	$774,510	$802,428		$124,411		$1,701,349

Cash 2010	$377,162	$321,859	11	$60,420	13
Value of warrants accrued not issued 2010	$67,938	$3,278	12	$-
Total 2010	$445,100	$325,137		$60,420		$830,657

1)	Includes $100,750 of Class 2 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $28,250 of Class 2 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
2)	Includes $1,190,194 of Class 3 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $29,389 of Class 3 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
3)	Includes $125,000 Class 2 Notes held by Charlevoix Drive Properties Ltd. of which Max A. Coon is the principal partner.
4)
Includes $158,580 of Class 3 Notes held by Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $56,343 of Class 3 Notes held by Max Andrew Coon, grandson of Max A. Coon.

5)	Includes $36,089 of Class 3 Notes issued to Michael Kiely, brother of John R. Kiely, III, and $1,139 of Class 3 Notes issued to Maria Kiely, sister-in-law of John R. Kiely, III.
6)
Includes $1,652 of interest expense for accrued not issued warrants for Michael Kiely, brother of John R. Kiely, III, and $934 of interest expense for accrued and unissued warrants for Maria Kiely, sister-in-law of John R. Kiely, III.

7)	Includes $2,248 of Class 3 Notes issued to Max Andrew Coon, grandson of Max A. Coon.
8)	Includes $257,112 of interest due to Michael Kiely, brother of John R. Kiely, III, and $13,363 of interest due to Maria Kiely, sister-in-law of John R. Kiely.
9)
Includes $898 of interest associated with accrued and unissued warrants due to Michael Kiely, brother of John R. Kiely, III, and $296 of interest associated with accrued and unissued warrants due to Maria Kiely, sister-in-law of John R. Kiely, III.

10)	Includes $27,326 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $9,561 of interest due to Max Andrew Coon, grandson of Max A. Coon.
11)	Includes $74,432 of interest due to Michael Kiely, brother of John R. Kiely, III, and $6,757 of interest due to Maria Kiely, sister-in-law to John R. Kiely, III.
12)
Includes $843 of interest expense for accrued and unissued warrants for Michael Kiely, brother of John R. Kiely, III, and $278 of interest expense for accrued and unissued warrants for Maria Kiely, sister-in-law of John R. Kiely, III.

13)	Includes $52,268 of interest due to Charlevoix Drive Properties, Ltd. or which Max A. Coon is the principal partner and $2,344 of interest due to Max Andrew Coon, grandson of Max A. Coon.

Total interest expense for the period ended June 30, 2011 was $612,454 of which $504,750 and $31,735 were for greater than 5% shareholders and directors, respectively.  Interest expense for the period ended June 30, 2010 was $418,000 of which $364,724 and $21,102 were for greater than 5% shareholders and directors, respectively.

Related Party Transaction Detail

The Company did not have sufficient cash to meet its obligations in April of 2011 and sold Class 2 Notes to a related party to help meet its obligations.  On April 19, 2011, John R. Kiely, III with his brother Michael Kiely as co-trustee, purchased a $40,000 Class 2 Note.  This Class 2 Note matured on May 31, 2011, and earns interest at 12%.  On April 20, 2011, John R. Kiely, III purchased a $50,000 Class 2 Note.  This Class 2 Note matured on May 31, 2011 and earns interest at 12%.

On May 4, 2011, John Hunter elected to cease accruing warrants on all $1,656,112 of his Class 2 Notes.  On May 12, John R. Kiely, III, his brother Michael Kiely, and his sister-in-law Maria Kiely elected to cease accruing warrants on a total of $1,903,695 of Class 2 Notes and to begin receiving an additional 2% interest per the terms of the Agreement.  The affect on the Company of this election is to reduce the rate at which warrants are earned by Class 2 Notes.

In order to rationalize the specified orders on outstanding Class 2 Notes and to encourage additional notes to be purchased, on May 17, 2011,  John R. Kiely, III, his brother and sister-in-law Michael Kiely and Maria Kiely respectively, and John Hunter modified all $3,559,807 of their outstanding Class 2 Notes as follows:

1)	The due dates were extended to July 1, 2013.
2)
The specified orders securing the notes were amended to be 40% of all payments received for inspection systems or related contracts (a) above $6 million from May 1, 2011 through January 1, 2012, (b) above $6.5 million from May 1 2011 through February 1, 2012, and (c) increased in like manner by $500,000 each month thereafter until the notes and interest are paid in full.  Down payments are exempted from the calculation until a subsequent payment is received against the order and sales commissions up to 15% are exempted from the calculation if paid to outside companies.

3)	Retroactively waived the right to receive payments not yet received from previously specified orders.
4)	Waived any Default Interest Payments due on amended notes from September 30, 2010 through May 17, 2011.

The Company did not have sufficient cash to meet its obligations in May of 2011 and sold Class 2 Notes to a related party to help meet its obligations.  On May 25, 2011, John R. Kiely, III purchased $160,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, warrants accruing during the first 90 days were issued immediately.  These 197,260 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.  Per the terms of the note, Mr. Kiely has the right to exchange all or any part of the Class 2 Note and its associated interest or the funds received in payment of the note and its interest for a Class 3 Note maturing July 1, 2013, earning interest at 8% per annum, and convertible into the Company’s common stock at $0.10 per share.  This exchange right expires on the earlier of December 5, 2011 or ten days after the Class 2 Note is repaid and is not effective until five days after Mr. Kiely elects in writing to cease accruing warrants or five days after the Class 2 Note is repaid.

The Company did not have sufficient cash to meet its obligations at the end of May of 2011 and defaulted on the May 31, 2011, payment of a $40,000 Class 2 Note purchased April 19, 2011, and $552 of associated interest owed to John R. Kiely, III and his brother Michael Kiely as co-trustees because it lacked the available cash to make the payments.  On the same day, the Company also defaulted on the payment of a $50,000 of Class 2 Note purchased April 20, 2011, and $674 of associated interest owed to John R. Kiely, III.  The notes began to accrue interest at the default interest rate of 14%.

The Company did not have sufficient cash to meet its obligations in June of 2011 and sold Class 2 Notes to a related party to help meet its obligations.  On June 28, 2011, John R. Kiely, III purchased $20,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, warrants accruing during the first 90 days were issued immediately.  These 24,658 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.  On June 29, 2011, John R. Kiely, III purchased $24,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, warrants accruing during the first 90 days were issued immediately.  These 29,589 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

Income Taxes

In accordance with ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all of the periods presented.  We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2010.  We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2007 through 2010 remain open to examination by taxing jurisdictions to which we are subject.  As of June 30, 2011, we did not have any tax examinations in process.

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

Note F – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(745)	$(801)	$(1,598)	$(1,257)
*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	35,675	34,978	35,675	32,995
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan.  As of June 30, 2011, and assuming shareholder ratification of the Board’s action, 6,572,000 shares remain which can be issued under the 2008 Plan.

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

On May 5, 2010, the Committee removed the vesting restriction on 800,000 shares of common stock granted to certain executives because an amendment to Section 8.11 of the Fifth Amended Note and Warrant Purchase Agreement made the restriction unnecessary.

On May 5, 2010, the Committee awarded (i) 2,375,000 Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and (ii) a grant of 1,342,000 shares to the Chief Executive Officer, both contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan.

The Committee did not grant any options or shares to empolyees during the three months or the six months ended June 30, 2011.

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

	2011	2010
	(in thousands)
Expected Life (in years)	-	5.0
Expected volatility	-	92.3%
Risk-free interest rate	-	2.4%
Expected dividend yield	-	0%
Expected forfeiture rate	-	0%

A summary of option activity under all Plans for the six month periods ended June 30, 2011, and 2010 follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	6,260	$0.06	3,785	$0.23
Granted	0	0.00	5,676	0.06
Exercised	0	0.00	0	0.00
Expired	0	0.00	(3,301)	0.24
Outstanding at December 31 ($.04 to $0.30 per share)	6,260	$0.06	6,160	$0.06
Exercisable ($.04 to $.30 per share)	6,160	$0.06	6,096	$0.06

A summary of the status of our nonvested shares as of June 30, 2011 and 2010, and changes during the six months ended June 30, 2011, and June 30, 2010, is presented below:

	2011		2010

	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	64,000	$0.04	590,000	$0.25
Granted	0	0.00	5,676,000	0.06
Exchanged	0	0.00	(590,000)	0.25
Vested	(64,000)	0.04	(5,612,000)	0.06
Nonvested at June 30	0	$0.04	64,000	$0.04

The following table summarizes share-based compensation expense for the three-months and six-months periods ended June 30, 2011 and 2010 related to share-based awards under ASC Topic 718 “Stock Compensation” as recorded in the Statements of Operations in the following expense categories:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Marketing	$-	$20	$-	$22
Engineering and Development	-	37	-	40
General and Administrative	-	110	-	112
Total share-based compensation expense	$-	$167	$-	$174

As of June 30, 2011, we had no unrecognized expense related to un-vested share-options.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2011 and 2010 is as follows:

		2011			2010
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.04 to $0.07	5,776	9.0	5,676	5,676	9.8	5,612
$0.10 to $0.24	484	3.4	484	484	4.1	484
Totals	6,260	8.6	6,160	6,160	9.4	6,096

A summary of the outstanding warrants, options, and shares available upon the conversion of Class 3 Notes at June 30, 2011 and 2010 is as follows:

		2011				2010
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	2.21	7,000	$0.001	7,000	3.21	7,000
Class 2 Note Warrants	$0.161	17,244	2.63	17,244	$0.174	8,316	3.05	8,316
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.213	23,233	0.11	23,233
1995 Employee Stock Option Plan	$0.170	184	0.46	184	$0.170	184	1.46	184
1999 Employee Stock Option Plan	$0.170	290	4.69	290	$0.170	290	5.69	290
2004 Employee Stock Option Plan	$0.067	1,000	8.77	1,000	$0.067	1,000	9.77	1,000
2008 Equity Compensation Plan	$0.052	4,786	8.71	4,686	$0.052	4,686	9.81	4,622
	$0.151	53,737	2.10	53,637	$0.152	44,709	2.42	44,645

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

The following table illustrates the changes in our warranty liability for the six-month period ended June 30, 2011 and 2010:

	Amount	Amount
	2011	2010
	(in thousands)
Balance as of January 1	$87	$108
Product warranties issued	-	2
Estimate changes for preexisting warranties	(31)	-
Payments made	(1)	(4)
Balance as of June 30	$55	$106

Note I – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first six months of 2011 and 2010 of $1,598,000 and $1,257,000, respectively.  Additionally, we incurred losses from operations in the years of 2010 and 2009 of $2.4 million and $2.7 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern..

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers in the fourth quarter of 2011 and into 2012, provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through August 25, 2011, we have used $9,719,804 of Class 2 and Class 3 Notes to fund operations.  $4,953,632 are Class 3 Notes, all of which are in default as of September 1, 2011.  $4,766,172 are Class 2 Notes,  $290,000 of which are in default as of September 1, 2011. We continue to need need to negotiate forbearance or a cure of the defaults and continue to need to raise additional funds for operations in the third quarter of 2011.  Certain note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall behind with vendors not essential to our daily operations or production. We have $158,120 of over 90 days in accounts payable as of June 30, 2011.  We are presently negotiating potential orders that would allow us to deliver $2,000,000 to $2,500,000 of inspection systems in the fourth quarter of 2011 and throughout 2012.  Management believes there are opportuinities with other customers for additional orders that would allow us to maintain that pace through 2012. We have already raised $387,000 in operating capital in the third quarter and if these orders were to materialize we expect that we will need to raise up to an additional $500,000 of operating capital through November of 2011 to ramp up production and support and to get to the cash flow from the orders.  If the anticipated orders do not materialize, we will need to raise up to $2,500,000 to fund operations through the third quarter of 2012 and continue to defer interest and principle payments on existing debt to continue to fund operations.  These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors, which could result in a restructuring of current positions.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note J – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note J – Subsequent Events

On July 1, 2011, we defaulted on an additional $80,000 of Class 2 Note principal and $2,016 of interest.  This brings the total of the Class 2 Notes in default to $398,366.  The amount of interest due on the Class 2 Notes in default at July 1, 2011 was $92,119.

On July 1, 2011, we defaulted on an additional $85,000 of Class 3 Note principal and $11,355 of interest.  This brings the total of the Class 3 Notes in default to $4,953,633.  The amount of interest due on the Class 3 Notes in default at July 1, 2011 was $876,046.

On July 1, 2011, we sold an additional $40,000 of Class 2 Notes to a related party.  These Class 2 Notes mature on December 23, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, warrants accruing in the first 90 days were issued immediately.  These 49,315 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.  The noteholder elected in advance to cease warrant accrual on November 23, 2011.

On July 5, 2011, we sold an additional $23,000 of Class 2 Notes to a related party. These Class 2 Notes mature on December 23, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms the note agreement, warrants accruing during the first 90 days were issued immediately.  These 28,356 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.

On July 7, 2011, we sold an additional $13,000 of Class 2 Notes to a related party.  These Class 2 Notes mature on December 23, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, warrants accruding during the first 90 days were issued immediately.  These 16,027 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.

On July 27, 2011, we sold an additional $150,000 of Class 2 Notes to a related party. These Class 2 Notes mature on December 23, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, warrants accruing during the first 90 days were issued immediately.  These 184,932 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015. Per the terms of the note agreement, the noteholders have the right to exchange all or any part of the Class 2 Note and its associated interest or the funds received in payment of the note and its interest for a Class 3 Note maturing July 1, 2013, earning interest at 8% per annum, and convertible into the Company’s common stock at $0.10 per share.  This exchange right expires on the earlier of December 5, 2011 or ten days after the Class 2 Note is repaid and is not effective until five days after the noteholder elects to cease accruing warrants or five days after the Class 2 Note is repaid.

On July 27, 2011, we sold an additional $9,400 of Class 2 Notes to a related party earning interest at 10% and maturing on December 23, 2011, and issued 3,863 of related warrants exercisable for 4 years at $0.10 per share.

On August 3, 2011, we defaulted on an additional $10,000 of Class 2 Note principal and $246 of interest.  This brings the total of the Class 2 Notes in default to $408,366.  The amount of interest due on the defaulted Class 2 Notes at July 1, 2011 is approximately $96,856.

On August 23, 2011, we repaid $6,536 of Class 2 Notes and $70 of related interest to a related party.

On August 23, 2011, we sold an additional $82,000 of Class 2 Notes to a related party. These Class 2 Notes mature on December 23, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants accrued during the first 90 days and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These 33,699 warrants will be exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.

On August 25, 2011, we sold an additional $70,000 of Class 2 Notes to a related party. These Class 2 Notes mature on December 23, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants accruing during the first 90 days and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These 28,767 warrants will be exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015. Per the terms of the note agreement, the noteholders have the right to exchange all or any part of these notes or the funds received for payment of these notes, including accrued interest, until the earlier of ten days after the notes are repaid or December 5, 2011, for a Class 3 Note issued by the Company paying interest at 8% per annum, convertible into shares of the Company at $0.10 per share, and due July 1, 2013.  This right becomes effective five days after the holder has ceased to accrue warrants on the note or five days after the note is repaid if the note is repaid before November 23, 2011.  The right to convert the Class 3 Note into shares of the Company will be supsended until the shareholders approve an increase in the authorized shares that is sufficient to accommodate this commitment.

On August 26, 2011 we repaid $2,390 of Class 2 Notes and $2 of related interest to a related party.

On August 30, 2011 we repaid $2,654 of Class 2 Notes and $158 of related interest to a related party.

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

Results of Operations

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Net revenues decreased $206,000 (85.8%) to $34,000 in the second quarter of 2011 from $240,000 in the second quarter of 2010.  The decrease in net revenue was primarily attributable to a decrease in revenue from sales of our flat panel display inspection products which have a long sales cycle. We had $438,000 in deferred revenue at June 30, 2011, which could not be recognized because final acceptance had not been received from the customer.

Costs of sales decreased $48,000 (48.5%) to $51,000 (150% of sales) in the second quarter of 2011 compared to $99,000 (41.3% of sales) in the second quarter of 2010.  This was primarily due to a decrease in material costs of $75,000 as a result of the lower sales of flat panel display inspection systems and partially offset by adjustments to inventory of $10,000 and decreases in warranty reserve of $17,000.

Marketing costs decreased $41,000 (33.6%) to $81,000 in the second quarter of 2011 compared to $122,000 in the second quarter of 2010. This decrease was attributable to reduced compensation and related benefits.

General and administrative (“G&A”) costs decreased $153,000 (36.7%) to $264,000 in the second quarter of 2011 compared to $417,000 in the second quarter of 2010. The decrease was a result of an increase in professional fees of $29,000 which were offset by decreases in personnel costs of $112,000 and decreases in other general costs of approximately $12,000.

Engineering and development expenditures decreased $53,000 (23.1%) to $176,000 in the second quarter of 2011 compared to $229,000 in the second quarter of 2010.  The decrease was primarily a result of decreases in personnel costs of $45,000 and contract engineering costs of $8,000.

There was no other income for the three months ended June 30, 2011 or for the three months ended June 30, 2010.

The three-month period ended June 30, 2011 included a gain of $72,000 classified as troubled debt restructuring due to the majority of the noteholders waiving the default interest accrued against their notes from October 1, 2010 to May 17, 2011.  There was no such gain in the 2010 period.

Interest expense increased $105,000 to $279,000 for the quarter ended June 30, 2011 compared to $174,000 for the quarter ended June 30, 2010.  The increase is primarily attributable to the issuance of additional Class 2 Notes and was partially offset by certain noteholders waiving the additional interest that resulted from the default on Class 2 and Class 3 Notes which occurred on September 30, 2010 and October 1, 2010.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Net revenues decreased $728,000 (94.5%) to $42,000 in the six-month period ended June 30, 2011 from $770,000 in the six-month period ended June 30, 2010.  The decrease in net revenue was primarily attributable to a decrease in revenue from sales of our flat panel display inspection products which have a long sales cycle. We had $438,000 in deferred revenue at June 30, 2011 which could not be recognized because final acceptance had not been received from the customer.

Costs of sales decreased $242,000 (80.7%) to $58,000 (138% of sales) in the six-month period ended June 30, 2011 compared to $300,000 (39% of sales) in the six-month period ended June 30, 2010.  This was primarily due to a decrease in material costs of $227,000 as a result of the lower sales of flat panel display inspection systems and a decrease of $34,000 in our accrued warranty partialy offset by adjustments to inventory of $19,000 in the 2011 period.

Marketing costs decreased $67,000 (28.4%) to $169,000 in the six-month period ended June 30, 2011 compared to $236,000 in the six-month period ended June 30, 2010. This decrease was attributable to reduced compensation and related benefits.

G&A costs decreased $130,000 (19.6%) to $533,000 in the six-month period ended June 30, 2011 compared to $663,000 in the six-month period ended June 30, 2010. The decrease was a result of decreases in personnel costs.

Engineering and development expenditures decreased $72,000 (17.5%) to $340,000 in the six-month period ended June 30, 2011 compared to $412,000 in the six-month period ended June 30, 2010. The decrease was a result of decreases in personnel costs of $60,000, travel costs of $6,000, and other costs of $6,000.

Other income for the six-month period ended June 30, 2011 was comparable to the six-month period ended June 30, 2010.

The six-month period ended June 30, 2011 included a gain of $72,000 classified as troubled debt restructuring due to the majority of the noteholders waiving the default interest earned on their notes from October 1, 2010 to May 17, 2011.  There was no such gain in the 2010 period.

Interest expense increased $194,000 to $612,000 for the six-month period ended June 30, 2011 compared to $418,000 for the six-month period ended June 30, 2010.   The increase is primarily attributable to the issuance of additional Class 2 and Class 3 Notes and the additional interest that resulted from the default on Class 2 and Class 3 Notes which occurred on September 30, 2010 and October 1, 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $790,000 for the six-month period ended June 30, 2011, compared to $457,000 for the first six months of 2010. Operating cash flow for both periods primarily reflected net losses of $1,598,000 for 2011 and $1,257,000 for 2010 adjusted for non-cash charges and changes in working capital. Working capital changes in the first six months of 2011 primarily reflected an increase in accounts receivable, both trade and employee, as a result of payments not received and loans made to employees, an increase in inventory as a result of increases in finished goods, partially offset by a decrease in other current assets as a result of timing of expense recognition.  We realized an increase in accounts payable and other current liabilities as a result of insufficient cash to make payments.  Accrued interest increased as a result of the issuance of additional debt and the default interest rate in effect on the defaulted Class 2 and Class 3 Notes.  Customer deposits increased as a result of sales orders received. Deferred revenue increased as a result of shipped systems that had not received final acceptance by the end of the period.  Working capital changes in the first six months of 2010 primarily reflected increases in accounts receivable and inventories as a result of increased sales orders and other current assets decreased as a result of normal amortization. Accounts payable and other current liabilities increased as a result of cash flow timing. Accrued interest increased as result of the issuance of additional debt and customer deposits increased as a result of customer orders being received.  Deferred revenue increased as a result of shipped systems that had not received final acceptance by the end of the period.

Our investing activities for the six-month period ended June 30, 2011 included an increase in patents of $5,000. Investing activities for the six-month period ended June 30, 2010 included an increase in patents of $5,000 and an increase in purchase equipment of $7,000 offset by $2,000 in proceeds from the sale of equipment.

The Company does not have any commitments for capital expenditures as of June 30, 2011.

Financing activities for the six-month period ended June 30, 2011 included proceeds of $764,000 from the issuance of Class 2 Notes and proceeds of $10,000 from loans payable. Our financing activities for the six-month period ended June 30, 2010 included proceeds of $370,000 from the issuance of Class 2 Notes, $85,000 from the issuance of Class 3 Notes, and proceeds of $2,000 from the exercise of warrants.  We did not pay any interest on Class 3 Notes during the six-month period ended June 30, 2011 and paid $14,000 of interest during the six-month period ended June 30, 2010.

During the six-month period ended June 30, 2010, we issued $176,308 of Class 3 Notes for the payment of interest, and $170,000 of Class 3 Convertible Notes for the payment of Class 2 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. The defaulted Class 2 and Class 3 Notes are accruing interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”). Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral. The Company’s default under the terms of the Agreement may result in the Company’s liquidity decreasing in a material way.  In order to remedy any potential decrease in liquidity, if the existing note holders do not continue to purchase new notes to provide additional funding for operations and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing, we may not have sufficient cash to operate.  See Note J – Subsequent Events for information on note activity since June 30, 2011. For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements, Note D – Related Party Transactions,  Note I – Going Concern Matters, and Note J – Subsequent Events in the notes to condensed financial statements.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at June 30, 2011; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

Revenue Recognition
We recognize revenue in accordance with ASC 605 “Revenue Recognition”, Staff Accounting Bulletin No. 101 (“SAB 101”), and Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition in Financial Statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of June 30, 2011 and 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, on June 30, 2011, the chief executive officer and chief financial officer each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first six months of the fiscal year 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 25, 2011, we sold and issued $40,000 of Class 2 Notes and issued 16,438 warrants exerciseable into our common stock to Susan W. Pillsbury 1998 Revocable Trust dtd 03/13/98 for cash.  This transaction is exempt from registration under Section 4(2) of the Securities Act.  The warrants are exercisable for $0.15 per share of our common stock and expire on April 25, 2015.

On May 5, 2011, we sold and issued $10,000 of Class 2 Notes and issued 12,329 warrants exerciseable into our common stock to Ed Carney Trust for cash.  This transaction is exempt from registration under Section 4(2) of the Securities Act.  The warrants are exercisable for $0.15 per share of our common stock and expire on May 5, 2015.

On May 25, 2011, we sold and issued $160,000 of Class 2 Notes and issued 187,260 warrants exerciseable into our common stock to John R. Kiely, III for cash.  This transaction is exempt from registration under Section 4(2) of the Securities Act.  The warrants are exercisable for $0.15 per share of our common stock and expire on March 4, 2015.

On June 28, 2011, we sold and issued $20,000 of Class 2 Notes and issued 24,658 warrants exerciseable into our common stock to John R. Kiely, III for cash.  This transaction is exempt from registration under Section 4(2) of the Securities Act.  The warrants are exercisable for $0.15 per share of our common stock and expire on June 28, 2015.

On June 294, 2011, we sold and issued $24,000 of Class 2 Notes and issued 29,589 warrants exerciseable into our common stock to John R. Kiely for cash.  This transaction is exempt from registration under Section 4(2) of the Securities Act.  The warrants are exercisable for $0.15 per share of our common stock and expire on March 4, 2015.

Item 3.  Defaults Upon Senior Securities

See Note C – Long Term Debt and Other Financing Arrangements, Note I – Going Concern Matters and Note J – Subsequent Events of our condensed financial statements in Part I of this Form 10-Q, which are incorporated by reference into this Item 3, for information on defaulted note and interest payments.

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

4.13
Consent to Amend and Replace Agreements dated June 10, 2009 (Form of Consent filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).

4.14
Consent to Amend and Replace Agreements dated June 24, 2009 (Form of Consent filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).

4.15
Consent to Amend and Replace Agreements dated September 16, 2009 (Form of Consent filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).

4.16
Consent to Modifications dated April 19, 2010, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (Form of Consent filed as Exhibit 4.16 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).

4.17
Amendment Agreement dated April 22, 1010, modifying the terms of certain warrants issued pursuant to the Waiver and Amendment Agreement (Form of Agreement filed as Exhibit 4.17 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).

4.18	Amendment Agreement dated April 22, 2010 (Form of Agreement filed as Exhibit 4.17 to the registrant's Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein as reference).
4.19	Consent to Modifications dated June 18, 2010.
4.20	Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement.
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

INTEGRAL VISION, INC.

Dated: September 21, 2011	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: September 21, 2011	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer