Form 10-Q
period 2011-09-30
INTEGRAL VISION INC
filed 2011-11-14
CIK 719152

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011
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
 35,675,409 shares of common stock as of November 10, 2011.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No

INTEGRAL VISION, INC.

FORM 10-Q Report
September 30, 2011

Condensed Balance Sheets

Integral Vision, Inc.

	September 30	December 31,
	2011	2010
	(Unaudited)
	(in thousands)
Assets
Current assets
Cash	$14	$23
Accounts receivable	44	49
Accounts receivable employees	50	-
Inventories	64	213
Other current assets	95	93
Total current assets	267	378

Property and equipment
Building improvements	4	4
Production and engineering equipment	357	357
Furniture and fixtures	80	80
Computer equipment	201	201
Marketing/demonstration equipment	139	139
	781	781
Less accumulated depreciation	728	670
Net property and equipment	53	111

Other assets - net of accumulated amortization of $1,593,000 for 2011 and $1,583,000 for 2010	41	43
	41	43
Total assets	$361	$532

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable ($850,900 in default in 2011. ( See Note C.)	$851	$1,056
Notes payable to related parties and directors ($4,511,098 in default in 2011. ( See Notes C and D.)	5,145	7,522
Loans payable	11	-
Accounts payable	318	221
Customer deposits	103	-
Accrued compensation and related costs	422	318
Accrued warrants for interest	35	30
Accrued interest ($121,139 of interest is due on notes in default in 2011. (See Note C.)	271	324
Accrued interest related parties and directors ($826,846 of interest is due on notes in default in 2011. (See Notes C and D.)	1,948	1,051
Accrued product warranty	77	87
Accrued sales commissions	49	48
Accrued professional services	74	79
Other accrued liabilities	2	18
Deferred revenue	-	346
Total current liabilities	9,306	11,100

Long-term debt
Notes payable	295	-
Notes payable related parties and directors (See Note D)	3,481	-
Total liabilities	13,082	11,100

Commitments and contingencies (Note C and H)
Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (35,675,409 in 2010)	54,024	54,020
Accumulated deficit	(66,745)	(64,588)
Total stockholders' deficit	(12,721)	(10,568)
Total liabilities and stockholders' deficit	$361	$532

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Three Months Ended September 30,
	2011	2010
	(In thousands, except per share data)
Revenues:
Net product sales	$480	$743
Costs of sales:
Costs of sales for products	234	279
Depreciation and amortization	4	5
Total costs of sales	238	284
Gross margin	242	459

Other costs and expenses:
Marketing	80	87
General and administrative	240	296
Engineering and development	159	199
Total other costs and expenses	479	582
Operating loss	(237)	(123)
Other income (loss)	-	(1)
Interest expense	(43)	(42)
Interest expense related parties and directors	(277)	(265)
Loss from operations before income taxes	(557)	(431)
Income taxes	-	-
Net loss	$(557)	$(431)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	35,675

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Nine Months Ended September 30,
	2011	2010
	(In thousands, except per share data)
Revenues:
Net product sales	$521	$1,513
Costs of sales:
Costs of sales for products	284	571
Depreciation and amortization	12	13
Total costs of sales	296	584
Gross margin	225	929

Other costs and expenses:
Marketing	249	322
General and administrative	774	959
Engineering and development	499	611
Total other costs and expenses	1,522	1,892
Operating loss	(1,297)	(963)
Troubled debt restructuring gain	72	-
Other income (loss)	-	1
Interest expense	(118)	(102)
Interest expense related parties and directors	(814)	(624)
Loss from operations before income taxes	(2,157)	(1,688)
Income taxes	-	-
Net loss	$(2,157)	$(1,688)

Basic and diluted loss per share	$(0.06)	$(0.05)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	33,898

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit (Unaudited)

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Accumulated Deficit	Total
(in thousands, except number of common shares outstanding)
Balances at January 1, 2011	35,675,409	$54,020	$(64,588)	$(10,568)
Net loss for the period			(2,157)	$(2,157)
Issuance of warrants for settlement of
interest on Class 2 Notes (See Note C )	-	4	-	4
Balances at September 30, 2011	35,675,409	$54,024	$(66,745)	$(12,721)

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Cash Flows (Unaudited)

Integral Vision, Inc.

	Nine Months Ended September 30
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(2,157)	$(1,688)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	58	67
Amortization	10	20
Gain on sale of equipment	-	(2)
Warrants issued in settlement of interest	1	18
Warrants issued in settlement of interest to related parties	3	120
Share-based compensation	-	177
Troubled debt restructuring gain	(72)	-
Issuance of Class 3 Notes in settlement of interest	-	10
Issuance of Class 3 Notes in settlement of interest to related parties	-	166
Changes in operating assets and liabilities:
Accounts receivable	5	(106)
Accounts receivable employees	(50)	-
Inventories	149	43
Other current assets	(2)	(7)
Accounts payable and other current liabilities	171	549
Accrued interest	921	-
Customer deposits	103	(52)
Deferred revenue	(346)	(72)
Net cash used in operating activities	(1,206)	(757)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	-	2
Purchase of equipment	-	(12)
Additional patent expenditures	(8)	(5)
Net cash used in investing activities	(8)	(15)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	90	-
Proceeds from sale of Class 2 Notes to related parties	1,185	806
Payment of Class 2 Notes to related parties	(81)	(51)
Proceeds from sale of Class 3 Notes to related parties	-	85
Proceeds from loans payable	11	-
Proceeds from loans payable officers	10	-
Payments for loans payable officers	(10)
Proceeds from exercise of stock warrants	-	2
Net cash provided by financing activities	1,205	842
(Decrease) Increase in cash	(9)	70
Cash at beginning of period	23	28
Cash at end of period	$14	$98

Supplemental cash flows information:
Interest paid	$1	$18

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

The results of operations for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.  Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis.  We assess the recoverability of all inventory to determine whether adjustments for impairment are required.  At September 30, 2011 and December 31, 2010, inventories consisted of the following amounts (net of an obsolescence allowance of $52,500 at September 30, 2011 and $15,000 at December 31, 2010):

	2011	2010
	(in thousands)
Raw materials	$60	$80
Finished goods	4	133
	$64	$213

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

Stockholder’s Equity

As of September 30, 2011, we have 90,000,000 authorized shares of common stock of which 35,675,409 shares are issued and outstanding.  24,001,701 shares of common stock are commited to the holders of outstanding warrants, 23,233,132 shares of common stock are commited to the holders of Class 3 Convertible Notes, and 6,046,000 shares of common stock are commited to the holders of stock options.  We also have commitments to issue warrants that can be exercised for a combined total of 11,401,521 of our common shares.  We have not issued these warrants and will not issue them until the shareholders authorize sufficient shares to cover their potential exercise. Our total commitment for shares of common stock is 100,357,763 shares as of September 30, 2011.  Based on the foregoing, we are in default of our commitment to some of the holders of warrants earned against their Class 2 Notes to reserve adequate authorized shares of common stock for our outstanding commitments and would be in default of our commitment to deliver warrants on request if the holders requested their earned but unissued warrants before sufficient shares were authorized.  The Board of Directors has authorized proposing a reverse stock split to the shareholders which, if approved, would resolve this issue .

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. We did not have any deferred revenue at September 30, 2011. We did have deferred revenue of  $346,000 at December 31, 2010.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment.  We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment.  We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment.  Revenue from service contracts is recognized over the term of the contract.  Revenue is reported net of sales commissions which were $1,000 and $13,849 for the three-month periods ended September 30, 2011 and 2010, respectively, and $2,000 and $81,743 for the nine-month periods ended September 30, 2011 and 2010, respectively,

Supplemental Disclosure of Non-cash Investing and Financing Activities

During 2010, we exchanged $170,000 of Class 2 Notes for $170,000 of Class 3 Notes.

During 2010, we issued $176,308 of Class 3 Notes in settlement of interest.

During the nine-month period ending September 30, 2011, we issued approximately $4,000 of warrants in settlement of interest.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We had no such accruals at September 30, 2011 and December 31, 2010.

Recently Adopted Accounting Standards

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

New Accounting Pronouncements

ASU 2011-4

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP. The amendments in this update are to be applied prospectively. The amendments are effective for the Company during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s condensed consolidated financial statements.

ASU 2011-5

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of stockholders equity and requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. The Company is currently evaluating this pronouncement, but does not anticipate adoption to have a material impact to the Company’s condensed consolidated financial statements.

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

During the quarter ended March 31, 2011, we issued $420,000 of Class 2 Notes.  We also issued 49,315 warrants valued at $533.  During the quarter ended June 30, 2011, we issued $344,000 of Class 2 Notes. $160,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes.  See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions.  These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. We also issued 280,274 warrants valued at $1,088.  During the quarter ended September 30, 2011, we issued $511,400 of Class 2 Notes and repaid $81,725 of Class 2 Note principal.  $220,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes.  See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions.  These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. We also issued 282,493 warrants valued at $1,643. We had 11,401,521 accrued warrants that were earned but not issued as of September 30, 2011, valued at $35,670.  The value of these unissued warrants is reflected in the balance sheet as a liability as “Accrued Warrants for Interest”.

As of September 30, 2011, $671,175 of the Class 2 Notes were earning 10% interest and accruing warrants, $408,366 of the Class 2 Notes were earning default interest of 14% and accruing warrants, $3,738,306 of the Class 2 Notes were earning interest at 12% and do not earn warrants.

As of September 30, 2011, $408,366 of the Class 2 Notes were past due and in default. $3,775,806 of Class 2 Notes are due July 1, 2013 (see the next paragraph for details of this transaction).  $9,675 of Class 2 Notes were due September 30, 2011.    $124,000 of Class 2 Notes are due November 18, 2011.  $500,000 of Class 2 Notes are due December 23, 2011.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

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

As of January 1, 2011, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions).  Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share.  No new Class 3 Notes were issued during the nine-month period ended September 30, 2011.  As of September 30, 2011, all  of the Class 3 Notes are in default.  See Note J – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because as of September 30, 2011 it failed to make full payment of principal and interest on $408,366 of Class 2 Notes and $4,953,632 of Class 3 Notes that were past their maturity dates.  As of September 30, 2011, the outstanding unpaid interest on the defaulted Class 2 Notes and Class 3 Notes was $106,645 and $1,044,201 respectively.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes in default accrue interest at their default interest rates, which are equal to their respective interest rates plus an additional 4%. As such, $408,366 of Class 2 Notes are currently accruing interest at the default rate of 14%. Also, $3,671,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,281,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

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

The Company is in discussions with certain note holders about curing or waiving the remaining defaults.  Certain note holders have continued to purchase new notes to provide additional funding to the Company after the default.  See Note J – Subsequent Events for information on note activity since September 30, 2011.

The following table summarizes Class 2 Note activity for the three-month and nine-month periods ended September 30, 2011:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance December 31, 2010	$-	$-	$-	$-	$3,624,172	$-
Quarter Ended March 31, 2011	420,000	-	-	-	420,000	533
Quarter Ended June 30, 2011	344,000	-		-	344,000	1,088
Quarter Ended September 30, 2011	511,400	-	(81,725)	-	429,675	1,643
Balance September 30, 2011	$1,275,400	$-	$(81,725)	$-	$4,817,847	$3,264

The following table summarizes Class 3 Note activity for the three-month and nine-month periods ended September 30, 2011:

Balance December 31, 2010	$-	$-	$-	$-	$4,953,633
Quarter Ended March 31, 2011	-	-	-	-	-
Quarter Ended June 30, 2011	-	-	-	-	-
Quarter Ended September 30, 2011	-	-	-	-	-
Balance September 30, 2011	$-	$-	$-	$-	$4,953,633

During the quarter ended March 31, 2011, we received unsecured, non-interest bearing loans of $10,000 from certain officers of the Company. The loans do not have repayment terms but are intended to be short term.  During the quarter ended June 30, 2011, these loans were repaid.

During the quarter ended March 31, 2011, we received an unsecured, non-interest bearing loan of $11,000 from a current Note Holder. The loan does not have repayment terms but is considered to be short term.  There was no activity on this loan during the quarter ended September 30, 2011.

During the month of September 30, 2011, officers and employees received payroll advances of $34,800 and $14,764 respectivley in the form of  loans totaling $49,964 which was subsequently repaid in October 2011.

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

The following table summarizes Class 2 Note activity for the year ended December 31, 2010:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance January 1, 2010	$-	$-	$-	$-	$2,855,112	$-
Quarter Ended March 31, 2010	370,000	(170,000)	-	-	200,000	32,843
Quarter Ended June 30, 2010	-	-		-	-	-
Quarter Ended September 30, 2010	435,600	-	(50,950)	-	384,650	104,936
Quarter Ended December 31, 2010	391,784	-	(207,374)	-	184,410	-
Balance December 31, 2010	$1,197,384	$(170,000)	$(258,324)	$-	$3,624,172	$137,779

The following table summarizes Class 3 Note activity for the year ended December 31, 2010:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance

Balance January 1, 2010	$-	$-	$-	$-	$4,522,325
Quarter Ended March 31, 2010	-	170,000	-	176,308	346,308
Quarter Ended June 30, 2010	85,000	-	-	-	85,000
Quarter Ended September 30, 2010	-	-	-	-	-
Quarter Ended December 31, 2010	-	-	-	-	-
Balance December 31, 2010	$85,000	$170,000	$-	$176,308	$4,953,633

A summary of the Company’s debt obligations is as follows as of September 30, 2011 and December 31, 2010:
	2011	2010
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$1,042	$3,624
Class 3 Notes	4,954	4,954
Net Short Term Notes Payable	$5,996	$8,578

Long Term Notes Payable:
Class 2 Notes	$3,776	$-
Class 3 Notes	-	-
Net Long Term Notes Payable	$3,776	$-

Total	$9,772	$8,578

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

	Greater than 5% shareholder			Director
	John Hunter	John R. Kiely, III.		Max A. Coon		Total
Outstanding balance as of
December 31, 2010
Class 2 Notes	$1,781,112	$1,229,695	1	$125,000	3
Class 3 Notes	$1,490,167	$2,541,427	2	$354,504	4
Total	$3,271,279	$3,771,122		$479,504		$7,521,905

Aggregate amount of transactions
(See "Related Party Transaction
Detail" below)
2011	$-	$1,103,675		$-
2010	$-	$-		$-
Outstanding balance as of
September 30, 2011
Class 2 Notes	$1,781,112	$2,333,370	1	$125,000	3
Class 3 Notes	$1,490,167	$2,541,427	2	$354,504	4
Total	$3,271,279	$4,874,797		$479,504		$8,625,580

Amount of principal paid during
period
2011	$-	$81,725		$-
2010	$-	$-		$-
Amount of interest paid during
nine-month period ending
September 30
Cash 2011	$-	$667		$-		$667
Notes issued in payment of
interest 2011	$-	$-		$-
Value of warrants issued 2011	$-	$2,612		$-
Total 2011	$-	$3,279		$-		$3,279

	$2,000	$195		$-
Notes issued in payment of
interest 2010	$60,106	$91,686	5	$14,291	7
Value of warrants issued 2010	$94,148	$23,918	6	$2,408
Total 2010	$156,254	$115,799		$16,699		$288,752

Accrued interest at September 30
Cash 2011	$864,706	$944,852	8	$138,372	10
Value of warrants accrued not
issued 2011	$13,743	$11,732	9	$2,765
Total 2011	$878,449	$956,584		$141,137		$1,976,170

Cash 2010	$468,237	$423,940	11	$74,744	13
Value of warrants accrued not
issued 2010	$25,519	$13,071	12	$1,550
Total 2010	$493,756	$437,011		$76,294		$1,007,061

1)	Includes $100,750 of Class 2 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $28,250 of Class 2 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
2)	Includes $1,190,194 of Class 3 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $29,389 of Class 3 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
3)	Includes $125,000 Class 2 Notes held by Charlevoix Drive Properties Ltd. of which Max A. Coon is the principal partner.

4)
Includes $158,580 of Class 3 Notes held by Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $56,343 of Class 3 Notes held by Max Andrew Coon, grandson of Max A. Coon.

5)	Includes $37,207 of Class 3 Notes issued to Michael Kiely, brother of John R. Kiely, III, and $1,139 of Class 3 Notes issued to Maria Kiely, sister-in-law of John R. Kiely, III.
6)
Includes $3,979 of interest expense for accrued not issued warrants for Michael Kiely, brother of John R. Kiely, III, and $1,062 of interest expense for accrued and unissued warrants for Maria Kiely, sister-in-law of John R. Kiely, III.

7)	Includes $2,248 of Class 3 Notes issued to Max Andrew Coon, grandson of Max A. Coon.
8)	Includes $306,513 of interest due to Michael Kiely, brother of John R. Kiely, III, and $15,154 of interest due to Maria Kiely, sister-in-law of John R. Kiely.
9)
Includes $981 of interest associated with accrued and unissued warrants due to Michael Kiely, brother of John R. Kiely, III, and $323 of interest associated with accrued and unissued warrants due to Maria Kiely, sister-in-law of John R. Kiely, III.

10)	Includes $32,577 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $11,396 of imterest due to Max Andrew Coon, grandson of Max A. Coon.
11)	Includes $114,359 of interest due to Michael Kiely, brother of John R. Kiely, III, and $8,394 of interest due to Maria Kiely, sister-in-law to John R. Kiely, III.
12)
Includes $1,462 of interest expense for accrued and unissued warrants for Michael Kiely, brother of John R. Kiely, III, and $482 of interest expense for accrued and unissued warrants for Maria Kiely, sister-in-law of John R. Kiely, III.

13)	Includes $60,420 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $4,119 of interest due to Max Andrew Coon, grandson of Max A. Coon.

Total interest expense for the period ended September 30, 2011 was $932,251 of which $765,537 and $48,326 were for greater than 5% shareholders and directors, respectively.  Interest expense for the period ended September 30, 2010 was $726,249 of which $584,336 and $39,157 were for greater than 5% shareholders and directors, respectively.

Related Party Transaction Detail

The Company did not have sufficient cash to meet its obligations in July of 2011 and sold Class 2 Notes to a related party to help meet its obligations.

On July 1, 2011, John R. Kiely, III purchased $40,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 49,315 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

On July 5, 2011, John R. Kiely, III purchased $23,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 28,356 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 5, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

On July 7, 2011, John R. Kiely, III purchased $13,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 16,027 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 7, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

On July 27, 2011, John R. Kiely, III purchased $150,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 188,795 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 27, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.   Per the terms of the note, Mr. Kiely has the right to exchange all or any part of the Class 2 Note and its associated interest or the funds received in payment of the note and its interest for a Class 3 Note maturing July 1, 2013, earning interest at 8% per annum, and convertible into the Company’s common stock at $0.10 per share.  This exchange right expires on the earlier of December 5, 2011 or ten days after the Class 2 Note is repaid and is not effective until five days after Mr. Kiely elects in writing to cease accruing warrants or five days after the Class 2 Note is repaid.

On July 27, 2011, John R. Kiely, III purchased $9,400 of Class 2 Notes maturing on September 15, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 30 days warrants were issued immediately.  These 3,863 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 27, 2015.  Mr. Kiely elected in advance to cease warrant accrual on September 15, 2011.

The Company did not have sufficient cash to meet its obligations in August of 2011 and sold Class 2 Notes to a related party to hep meet its obligations.

In August and September the Company repaid at total of $81,725 of Class 2 Notes to John R. Kiely, III.

On August 23, 2011, John R. Kiely, III purchased $82,000 of Class 2 Notes maturing on September 30, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (33,699 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share and expire 4 years after the date of issue.  Mr. Kiely elected in advance to cease warrant accrual on September 30, 2011.

On August 25, 2011, John R. Kiely, III purchased $70,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants for the first 90 days (28,767 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share and expire 4 years after the date of issue.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.  Per the terms of the note, Mr. Kiely has the right to exchange all or any part of the Class 2 Note and its associated interest or the funds received in payment of the note and its interest for a Class 3 Note maturing July 1, 2013, earning interest at 8% per annum, and convertible into the Company’s common stock at $0.10 per share.  This exchange right expires on the earlier of December 5, 2011 or ten days after the Class 2 Note is repaid and is not effective until five days after Mr. Kiely elects in writing to cease accruing warrants or five days after the Class 2 Note is repaid.

The Company did not have sufficient cash to meet its obligations in September of 2011 and sold Class 2 Notes to a related party to help meet its obligations.

On September 27, 2011, John R. Kiely, III purchased $124,000 of Class 2 Notes maturing on November 18, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (50,959 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share and expire 4 years after the date of issue.  Mr. Kiely elected in advance to cease warrant accrual on November 18, 2011.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

Income Taxes

In accordance with ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination.  Because of our historical significant net operating losses, we have not been subject to income tax since 1995.  There were no unrecognized tax benefits during all of the periods presented.  We classify all interest and penalties as income tax expense.  We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2010.  We file income tax returns in the United States federal jurisdiction and various state jurisdictions.  The tax years 2008 through 2010 remain open to examination by taxing jurisdictions to which we are subject.  As of September 30, 2011, we did not have any tax examinations in process.

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

Note F – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)		(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(557)	$(431)	$(2,157)	$(1,688)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	35,675	35,675	35,675	33,898
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.01)	$(0.06)	$(0.05)

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

The Committee did not grant any options or shares to empolyees during the three months or the nine months ended September 30, 2011.

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

	2011	2010
	(in thousands)
Expected Life (in years)	-	5.0
Expected volatility	-	92.3%
Risk-free interest rate	-	2.4%
Expected dividend yield	-	0%
Expected forfeiture rate	-	0%

A summary of option activity under all Plans for the nine month periods ended September 30, 2011, and 2010 follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	6,260	$0.06	3,785	$0.23
Granted	0	0.00	5,776	0.06
Exercised	0	0.00	0	0.00
Expired	(114)	0.14	(3,301)	0.24
Outstanding at December 31
($.04 to $0.30 per share)	6,146	$0.06	6,260	$0.06

Exercisable ($.04 to $.30 per share)	6,046	$0.06	6,096	$0.06

A summary of the status of our nonvested shares as of September 30, 2011 and 2010, and changes during the nine months ended September 30, 2011, and September 30, 2010, is presented below:

	2011		2010
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	64,000	$0.04	590,000	$0.25
Granted	0	0.00	5,776,000	0.06
Exchanged	0	0.00	(590,000)	0.25
Vested	(64,000)	0.04	(5,712,000)	0.06
Nonvested at September 30	0	$0.04	64,000	$0.04

The following table summarizes share-based compensation expense for the three-months and nine-months periods ended September 30, 2011 and 2010 related to share-based awards under ASC Topic 718 “Stock Compensation” as recorded in the Statements of Operations in the following expense categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Marketing	$-	$1	$-	$22
Engineering and Development	-	2	-	42
General and Administrative	-	2	-	113
Total share-based compensation expense	$-	$5	$-	$177

As of September 30, 2011, we had no unrecognized expense related to un-vested share-options.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at September 30, 2011 and 2010 is as follows:

	2011			2010
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.04 to $0.07	5,776	8.5	5,676	5,776	9.5	5,612
$0.10 to $0.24	370	3.8	370	484	3.9	484
Totals	6,146	8.2	6,046	6,260	9.1	6,096

A summary of the outstanding warrants, options, and shares available upon the conversion of Class 3 Notes at September 30, 2011 and 2010 is as follows:

		2011				2010
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	1.96	7,000	$0.001	7,000	2.96	7,000
Class 2 Note Warrants	$0.155	17,002	2.91	17,002	$0.160	16,826	3.35	16,826
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.213	23,233	0.02	23,233
1995 Employee Stock Option Plan	$0.210	70	0.81	70	$0.170	184	1.21	184
1999 Employee Stock Option Plan	$0.170	290	4.44	290	$0.170	290	5.44	290
2004 Employee Stock Option Plan	$0.067	1,000	8.51	1,000	$0.067	1,000	9.51	1,000
2008 Equity Compensation Plan	$0.052	4,786	8.46	4,686	$0.052	4,786	9.46	4,622
	$0.149	53,381	2.13	53,281	$0.151	53,319	2.52	53,155

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

The following table illustrates the changes in our warranty liability for the six-month period ended September 30, 2011 and 2010:

	Amount	Amount
	2011	2010
	(in thousands)
Balance as of January 1	$87	$108
Product warranties issued	23	68
Estimate changes for preexisting
warranties	(32)	(36)
Payments made	(1)	(8)
Balance as of September 30	$77	$132

Note I – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, we incurred losses in the first nine months of 2011 and 2010 of $2,157,000 and $1,688,000, respectively.  Additionally, we incurred losses from operations in the years of 2010 and 2009 of $2.4 million and $2.7 million, respectively.  The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components.  We expect that additional sales orders will be placed by these customers in 2012, provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems.  Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production.  However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through November 10, 2011, we have used $9,984,253 of Class 2 and Class 3 Notes to fund operations.  $4,953,632 are Class 3 Notes, all of which are in default as of November 10, 2011.  $5,030,620 are Class 2 Notes,  $414,813 of which are in default as of November 10, 2011. We continue to need need to negotiate forbearance or a cure of the defaults and continue to need to raise additional funds for operations in the fourth quarter of 2011.  Certain note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall behind with vendors not essential to our daily operations or production. We have $248,100 of over 90 days in accounts payable as of November 10, 2011.

In October 2011, we received $2,300,000 of orders from one customer that we expect to deliver in the first 6 months of 2012 (see Note J - Subsequent Events for more details). These orders provide for substantial cash payments to us within 30 days from the date of the order.  Providing the inspection equipment delivered to the customer performs as expected, management believes there will be repeat orders and additional opportunities with this customer for a similar volume for the second half of 2012.

We will need to negotiate with the  holders of the Class 2 and Class 3 notes to allow us to use substantially all of the cash proceeds related to these orders over the next 6 months in order to ramp up the production and support required to build and deliver the products required  by these new orders.  We have already raised $216,000 in operating capital in the fourth quarter to date and we expect that we will need to raise an additional $200,000 of operating capital through January 2012 to  pay expenses and purchases necessary to build and support the products to be delivered associated with these orders. In anticipation of the potential need, on November 9, 2011, the Board of Directors authorized an increase in the debt ceiling to $11,000,000 to assure the Company has sufficient operating capital available.

If the anticipated orders do not materialize, we will need to raise up to $2,500,000 to fund operations through the fourth quarter of 2012 and continue to defer interest and principle payments on existing debt to continue to fund operations.  These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors, which could result in a restructuring of current positions.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note J – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note J – Subsequent Events

On October 21, 2011, we sold an additional $86,000 of Class 2 Notes to a related party.  These Class 2 Notes mature on November 30, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, a minimum of 30 days of warrants are to be issued after the Company’s shareholders have authorized sufficient shares to cover the issuance.  These  warrants will be exercisable for shares of the Company’s common stock at $0.10 per share through October 21, 2015.  The noteholder elected in advance to cease warrant accrual on November 30, 2011.

On October 20, 2011, we received an order for $1,300,000 of inspection systems we expect to deliver during the first half of 2012.  On October 28, 2011, we  received an order for an additional $934,500 of inspection systems we expect to deliver during the first half of 2012.

On October 28, 2011, we sold an additional $130,000 of Class 2 Notes to a related party.  These Class 2 Notes mature on December 15, 2011, earn interest at 10%, and earn warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, a minimum of 30 days of warrants are to be issued after the Company’s shareholders have authorized sufficient shares to cover the issuance.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share through October 28, 2015.  The noteholder elected in advance to cease warrant accrual on December 15, 2011.

On November 1, 2011, we paid $3,228 of principal and $165 of  interest on a Class 2 Note to a Related Party.

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

Results of Operations

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Net revenues decreased $263,000 (35.%) to $480,000 in the third quarter of 2011 from $743,000 in the third quarter of 2010.  The decrease in net revenue was primarily attributable to a decrease in revenue from sales of our flat panel display inspection products which have a long sales cycle. We had $438,000 in deferred revenue at June 30, 2011, which we  recognized in our third quarter of 2011 because  acceptance was  received from the customer.

Costs of sales decreased $46,000 (16.2%) to $238,000 (49.6% of sales) in the third quarter of 2011 compared to $284,000 (38.2% of sales) in the third quarter of 2010.  This was primarily due to a decrease in material costs of $38,000 as a result of the lower sales of flat panel display inspection systems  and decreases in warranty reserve of $8,000.

Marketing costs decreased $7,000 (8.0%) to $80,000 in the third quarter of 2011 compared to $87,000 in the thirds quarter of 2010. This decrease was attributable to reduced compensation and related benefits.

General and administrative (“G&A”) costs decreased $56,000 (18.9%) to $240,000 in the third quarter of 2011 compared to $296,000 in the third quarter of 2010. The decrease was a result of  decreases in professional fees of $33,000,  decreases in personnel costs of $7,000 and decreases in other general costs of approximately $16,000.

Engineering and development expenditures decreased $40,000 (20.1%) to $159,000 in the third quarter of 2011 compared to $199,000 in the third quarter of 2010.  The decrease was primarily a result of decreases in personnel costs of $7,000 and contract engineering costs of $33,000.

There was no other income for the three months ended September 30, 2011 or for the three months ended September 30, 2010.

Interest expense increased $13,000 to $320,000 for the quarter ended September 30, 2011 compared to $307,000 for the quarter ended September 30, 2010.  The increase is primarily attributable to the issuance of additional Class 2 Notes.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net revenues decreased $992,000 (65.6%) to $521,000 in the nine-month period ended September 30, 2011 from $1,513,000 in the nine-month period ended September 30, 2010.  The decrease in net revenue was primarily attributable to a decrease in revenue from sales of our flat panel display inspection products which have a long sales cycle. We had $438,000 in deferred revenue at June 30, 2011, which we recognized in our third quarter of 2011 because  acceptance was  received from the customer.

Costs of sales decreased $288,000 (49.3%) to $296,000 (56.8% of sales) in the nine-month period ended Septmbere 30, 2011 compared to $584,000 (38.6% of sales) in the nine-month period ended September 30, 2010.  This was primarily due to a decrease in material costs of $230,000 as a result of the lower sales of flat panel display inspection systems and a decrease of $42,000 in our accrued warranty partialy offset by adjustments to inventory of $16,000 in the 2011 period.

Marketing costs decreased $73,000 (22.7%) to $249,000 in the nine-month period ended September 30, 2011 compared to $322,000 in the nine-month period ended September 30, 2010. This decrease was attributable to reduced compensation and related benefits.

G&A costs decreased $185,000 (19.3%) to $774,000 in the nine-month period ended September 30, 2011 compared to $959,000 in the nine-month period ended September 30, 2010. The decrease was a result of decreases in personnel costs of $139,000, decreases in professional fees of $20,000 and decreases in other general expenses of  $26,000.

Engineering and development expenditures decreased $112,000 (18.3%) to $499,000 in the nine-month period ended September 30, 2011 compared to $611,000 in the nine-month period ended September 30, 2010. The decrease was a result of decreases in personnel costs of $65,000, contract engineering costs of $31,000, and other costs of $16,000.

Other income for the nine-month period ended September 30, 2011 was comparable to the nine-month period ended September 30, 2010.

The nine-month period ended September 30, 2011 included a gain of $72,000 classified as troubled debt restructuring due to the majority of the noteholders waiving the default interest earned on their notes from October 1, 2010 to May 17, 2011.  There was no such gain in the 2010 period.

Interest expense increased $206,000 to $932,000 for the nine-month period ended September 30, 2011 compared to $726,000 for the nine-month period ended September 30, 2010.   The increase is primarily attributable to the issuance of additional Class 2 and the additional interest that resulted from the default on Class 2 and Class 3 Notes and was partially offset by certain noteholders waiving the additional interest that resulted from the default on Class 2 and Class 3 Notes which occurred on September 30, 2010 and October 1, 2010.

Liquidity and Capital Resources

Net cash used in operating activities was $1,206,000 for the nine-month period ended September 30, 2011, compared to $757,000 for the first nine months of 2010. Operating cash flow for both periods primarily reflected net losses of $2,157,000 for 2011 and $1,688,000 for 2010 adjusted for non-cash charges and changes in working capital. Working capital changes in the first nine months of 2011 primarily reflected an increase in accounts receivable employees, as a result of loans made to employees, a decrease in inventory as a result of decreases in finished goods because of the recognition of deferred revenue, partially offset by a decrease in other current assets as a result of timing of expense recognition.  We realized an increase in accounts payable and other current liabilities as a result of insufficient cash to make payments.  Accrued interest increased as a result of the issuance of additional debt and the default interest rate in effect on the defaulted Class 2 and Class 3 Notes.  Customer deposits increased as a result of sales orders received. Deferred revenue decreased as a result of shipped systems that had received acceptance by the end of the period.  Working capital changes in the first nine months of 2010 primarily reflected increases in accounts receivable as a result of increased sales orders and decreases in accounts receivable as a result of customer payments.  Other current assets decreased as a result of normal amortization. Accounts payable and other current liabilities increased as a result of cash flow timing and insufficient cash to make payments. Accrued interest increased as result of the issuance of additional debt and customer deposits and deferred revenue decreased as a result of realized sales orders.

Our investing activities for the nine-month period ended September 30, 2011 included an increase in patents of $8,000. Investing activities for the nine-month period ended September 30, 2010 included an increase in patents of $5,000 and an increase in purchase of equipment of $12,000 offset by $2,000 in proceeds from the sale of equipment.

The Company does not have any commitments for capital expenditures as of September 30, 2011.

Financing activities for the nine-month period ended September 30, 2011 included proceeds of $1,275,000 from the issuance of Class 2 Notes and proceeds of $10,000 from loans payable. We paid Class 2 Notes in the amount of $81,725 Our financing activities for the nine-month period ended September 30, 2010 included proceeds of $806,000 from the issuance of Class 2 Notes, $85,000 from the issuance of Class 3 Notes, and proceeds of $2,000 from the exercise of warrants. We paid Class 2 Notes in the amount of $51,000.  We  paid  interest of $667 on Class 2 Notes during the nine-month period ended September 30, 2011 and paid $19,000 of interest on Class 3 Notes during the nine-month period ended September 30, 2010.

During the nine-month period ended September 30, 2010, we issued $176,308 of Class 3 Notes for the payment of interest, and $170,000 of Class 3 Convertible Notes for the payment of Class 2 Notes.

On October 20, 2011, we received an order for $1,300,000 of inspection systems we expect to deliver during the first half of 2012.  On October 28, 2012, we recevied an order for an additional $934,500 of inspection systems we expect to deliver during the first half of 2012.  See Note H - Going Concern for more information on their expected affect on cash flow.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. The defaulted Class 2 and Class 3 Notes are accruing interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”). Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral. The Company’s default under the terms of the Agreement may result in the Company’s liquidity decreasing in a material way.  In order to remedy any potential decrease in liquidity, if the existing note holders do not continue to purchase new notes to provide additional funding for operations and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing, we may not have sufficient cash to operate.  See Note J – Subsequent Events for information on note activity since September 30, 2011. For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements, Note D – Related Party Transactions,  Note I – Going Concern Matters, and Note J – Subsequent Events in the notes to condensed financial statements.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain.  Our assumptions and estimates were based on the facts and circumstances known at September 30, 2011; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation
We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation.  We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation.  We have made no such accruals as of September 30, 2011 and 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4.  Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, on September 30, 2011, the chief executive officer and chief financial officer each concluded that the Company’s current disclosure controls and procedures are effective.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first nine months of the fiscal year 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2011, John R. Kiely, III purchased $40,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 49,315 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 1, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

On July 5, 2011, John R. Kiely, III purchased $23,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 28,356 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 5, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

On July 7, 2011, John R. Kiely, III purchased $13,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 16,027 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 7, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.

On July 27, 2011, John R. Kiely, III purchased $150,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 90 days warrants were issued immediately.  These 188,795 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 27, 2015.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.   Per the terms of the note, Mr. Kiely has the right to exchange all or any part of the Class 2 Note and its associated interest or the funds received in payment of the note and its interest for a Class 3 Note maturing July 1, 2013, earning interest at 8% per annum, and convertible into the Company’s common stock at $0.10 per share.  This exchange right expires on the earlier of December 5, 2011 or ten days after the Class 2 Note is repaid and is not effective until five days after Mr. Kiely elects in writing to cease accruing warrants or five days after the Class 2 Note is repaid.

On July 27, 2011, John R. Kiely, III purchased $9,400 of Class 2 Notes maturing on September 15, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note, the first 30 days warrants were issued immediately.  These 3,863 warrants are exercisable for shares of the Company’s common stock at $0.10 per share through July 27, 2015.  Mr. Kiely elected in advance to cease warrant accrual on September 15, 2011.

On August 23, 2011, John R. Kiely, III purchased $82,000 of Class 2 Notes maturing on September 30, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (33,699 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share and expire 4 years after the date of issue.  Mr. Kiely elected in advance to cease warrant accrual on September 30, 2011.

On August 25, 2011, John R. Kiely, III purchased $70,000 of Class 2 Notes maturing on December 23, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants for the first 90 days (28,767 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share and expire 4 years after the date of issue.  Mr. Kiely elected in advance to cease warrant accrual on November 23, 2011.  Per the terms of the note, Mr. Kiely has the right to exchange all or any part of the Class 2 Note and its associated interest or the funds received in payment of the note and its interest for a Class 3 Note maturing July 1, 2013, earning interest at 8% per annum, and convertible into the Company’s common stock at $0.10 per share.  This exchange right expires on the earlier of December 5, 2011 or ten days after the Class 2 Note is repaid and is not effective until five days after Mr. Kiely elects in writing to cease accruing warrants or five days after the Class 2 Note is repaid.

On September 27, 2011, John R. Kiely, III purchased $124,000 of Class 2 Notes maturing on November 18, 2011, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year.  Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (50,959 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment.  These warrants will be exercisable for shares of the Company’s common stock at $0.10 per share and expire 4 years after the date of issue.  Mr. Kiely elected in advance to cease warrant accrual on November 18, 2011.

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

4.13	Consent to Amend and Replace Agreements dated June 10, 2009 filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
4.14	Consent to Amend and Replace Agreements dated June 24, 2009 filed as Exhibit 4.14 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
4.15	Consent to Amend and Replace Agreements dated September 16, 2009 filed as Exhibit 4.15 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
4.16
Consent to Modifications dated April 19, 2010, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement filed as Exhibit 4.16 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

4.17
Amendment Agreement dated April 22, 1010, modifying the terms of certain warrants issued pursuant to the Waiver and Amendment Agreement filed as Exhibit 4.17 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

4.18
Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement filed as Exhibit 4.18 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

4.19	Consent to Modifications dated June 18, 2010 filed as Exhibit 4.19 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.
4.20
Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement filed as Exhibit 4.20 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference.

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

INTEGRAL VISION, INC.

Dated: November 14, 2011	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: November 14, 2011	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer