Form 10-K
period 2011-12-31
INTEGRAL VISION INC
filed 2012-04-16
CIK 719152

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Yes ☒    No☐

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $817,543 as of June 30, 2011.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,675,409 shares of common stock as of April 6, 2012.

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

Part I

Item 1. Business

Overview

Integral Vision, Inc., a Michigan corporation (or the “Company”), was incorporated in 1978. We develop, manufacture and market flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Our products primarily use machine vision to evaluate operating displays for cosmetic and functional defects, but can also provide electrical testing if required for a given application. Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of our sales originate in the United States, Asia or Europe. Our products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

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

Products

Our products are generally sold under the trade name SharpEye™. SharpEye™ systems provide Flat Panel Display (“FPD”) inspection for reflective, emissive and transmissive display technologies. SharpEye is designed for the detection of functional and cosmetic defects in Liquid Crystal Display (LCD) displays as well as Liquid Crystal on Silicon (LCoS), OLED, Microelectromechanical systems (MEMS), 3LCD/High Temperature Poly-Silicon (HTPS), e-paper and other emerging display technologies. These technologies are applied to consumer products including a broad range of hand held devices, e-books, computer monitors, digital still cameras, HDTV, projectors and video headsets. The core technology of SharpEye™ inspection algorithms is the ability to quantize data to the level of a single display pixel. SharpEye™ can be configured for production inspection or for display evaluation in a laboratory based on the equipment configuration selected.

Marketing and Sales

We generally market our vision products to end users, but we have had success integrating our products with original equipment manufacturers in certain circumstances. Although sales are made worldwide, our strongest presence is maintained in the U.S. (through Company employees), and in Asia and Europe (through sales representatives). See Note K to our audited financial statements for geographic sales information about groups of countries.

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on our results of operations. For 2011, sales to Qualcomm represented 73% of our total net sales, and E Ink Holdings represented 19% of our total net sales. Approximately $24,000 and $10,000 was due from Qualcomm and E Ink Holdings, respectively, at December 31, 2011. For 2010, sales to Qualcomm represented 40% of our total net sales, Plastic Logic GmbH represented 25% and EMagin Corporation represented 17% of our total net sales. Approximately $21,000 and $28,000 was due from Qualcomm and EMagin Corporation, respectively, at December 31, 2010.

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

Product Development

The market for machine vision is characterized by rapid and continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Accordingly, we devote a significant portion of our personnel and financial resources to product development programs and seek to maintain close relationships with customers to remain responsive to their needs. Our net engineering and product development costs amounted to $692,000 and $804,000 in 2011 and 2010, respectively. Our current product development efforts are primarily directed to flat panel display.

Environmental Factors

Our costs of complying with federal, state and local provisions regulating protection of the environment are not material.

Employees

As of February 28, 2012 and February 28, 2011, we had 9 permanent employees each year, all full time. None of our employees are represented by a labor union.

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

Item 2. Properties

We lease an approximately 14,000 square foot light industrial building at 49113 Wixom Tech Drive, Wixom, Michigan. The original five year lease commenced on January 1, 2006 and ended on January 1, 2011. We negotiated a renewal of our lease for an additional five year period commencing on January 1, 2011. Our engineering and administrative functions are performed at this location as well as some manufacturing. The building is approximately 14 years old and is in excellent condition.

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

	2011				2010
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
High	$0.05	$0.04	$0.04	$0.03	$0.07	$0.07	$0.13	$0.08
Low	0.03	0.02	0.02	0.01	0.04	0.02	0.04	0.03

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

There are 24,190,496 warrants exercisable into common stock outstanding, notes convertible into 23,233,132 shares of common stock outstanding, and stock options representing 12,618,000 shares of common stock of which 3,788,000 are immediately exercisable. Refer to Note I – Share Based Compensation in the notes to the audited financial statements for additional information.

Holders

As of March 30, 2012, there were approximately 307 holders of record of our Common Stock. This figure does not reflect the approximately 1,095 beneficial stockholders whose shares are in nominee names as of January 19, 2012.

Dividend Policy

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any earnings for use in our operations and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Issuer Purchases

We did not repurchase any equity securities during the years ended December 31, 2010 and 2011.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2011.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Plan Category	warrants, and rights	warrants, and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)(2)(3)	12,618,000	$0.04	100,000
Equity compensation plans not approved by security holders	-	-	-
Total	12,618,000	$0.04	100,000

(1) The remaining number of securities available for future issuance under equity compensation plans may be for either option grants or stock grants.

(2) On May 5, 2010, 2,358,000 stock options were awarded from the 2008 Plan to various key employees and is contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

(3) On December 16, 2011 the Compensation Committee awarded (i) 6,372,000 Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and (ii) granted 100,000 non-qualified stock options to an consultant, both contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan and the proposed increase in authorized shares.

Integral Vision has four (4) equity compensation plans with active options outstanding. The “1995 Employee Stock Option Plan” and the “1999 Employee Stock Option Plan” have expired and no new awards will be made from them. The “2004 Employee Stock Option Plan” and the “Integral Vision, Inc. 2008 Equity Incentive Plan”, both of which have been approved by our shareholders, are active and may grant nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The plans are administered by the Compensation Committee of the Board of Directors. Each of the plans terminates after 10 years, though termination of the plan does not affect the rights of beneficiaries under options granted prior to the termination of the plan. Options are to be granted at a price equal to or greater than the closing price of the common stock on the day the option is granted and may be exercisable for up to 10 years from the date of grant so long as the beneficiary is employed by the Company, but such options terminate three months after the beneficiary is no longer employed by the Company unless due to permanent and total disability, in which case the options terminate 12 months after employment ceases. For further information on equity compensation, see Note I – Share Based Compensation in the Notes to the Financial Statements.

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

Results of Operations - Year Ended December 31, 2011, compared to the Year Ended December 31, 2010

Net revenues for 2011 decreased $1,081,000 (67.3%) to $525,000 from $1,606,000 in 2010. Revenue is reported net of sales commission expense which was approximately $8,800 in 2011 compared to approximately $85,000 in 2010. Sales from the flat panel display inspection product line were $523,000 in 2011, a decrease of $1,081,000 (67.4%) from $1,604,000 in 2010. Sales orders received in 2011 were up from 2010; however, we were not able to manufacture and ship all of this product in 2011. Approximately $2,400,000 of sales orders were in the backlog as of December 31, 2011. We received down payments of approximately $1,200,000 against this backlog in November and December of 2011.

Direct costs of sales for 2011 decreased $273,000 (44.5%) to $341,000 (approximately 64.9% of sales) from $614,000 (approximately 38.2% of sales) in 2010. This was due to a decrease in sales and a decrease in margin on sales recognized which resulted in a combined increase of $140,000 in costs related to the manufacture of flat panel display inspection equipment. We also had a decrease in warranty expense of $23,000.

Marketing costs for 2011 were $325,000, a $94,000 (22.4%) decrease over the $419,000 spent in 2010. This is primarily attributable to decreases in trade show activity of $7,000, compensation and related benefits of $69,000, travel and promotion costs of $9,000 and decreases in other marketing costs of $9,000. Expense allocated to marketing costs for amortization of share based compensation as required by FASB ASC Topic 718 “Stock Compensation” was approximately $0 for 2011 and $22,000 for 2010.

General and administrative costs for 2011 were $1,034,000, a $173,000 (14.3%) decrease over the $1,207,000 spent in 2010. The decrease was primarily attributable to decreases in professional fees of $19,000, compensation and related benefits of $129,000 and decreases in supplies, outside services, communications, insurance and other general and administrative expenses of $25,000. Expense allocated to G&A for amortization of share based compensation as required by FASB ASC Topic 718 “Stock Compensation” for 2011 was approximately $0 compared to $113,000 in 2010.

Engineering and product development expenditures decreased $112,000 (13.9%) to $692,000 in 2011 compared to $804,000 in 2010. This is primarily attributable to a decrease in staffing and related costs of $52,000, decreases in travel costs of $15,000, outside services of $26,000 and other engineering costs of $19,000. Expense allocated to engineering and product development costs for the amortization of share-based compensation as required by FASB ASC Topic 718 “Stock Compensation” for 2011 was $0 compared to $43,000 in 2010.

Other (expense) income for fiscal year 2011 includes an accrued penalty due certain security holders for failure to keep an active registration statement open.

The year ended December 31, 2011 included a gain of $72,000 classified as a troubled debt restructuring due to the majority of the noteholders waiving the default interest earned on their Class 2 Notes from October 1, 2010 to May 17, 2011. There was no such gain for the year ended December 31, 2010.

Interest expense increased $258,000 to $1,260,000 in 2011 compared to $1,002,000 in 2010. The increase is primarily attributable to the issuance of additional Class 2 Notes and the additional interest that resulted from the default on Class 2 and Class 3 Notes.

Seasonality and Quarterly Fluctuations

Integral Vision’s revenues and operating results have varied substantially from quarter to quarter and management believes these fluctuations may continue. Our reliance on large orders has contributed to the variability of our operating results.

Liquidity and Capital Resources

Net cash used in operating activities was $946,000 for the year ended December 31, 2011, compared to $1,016,000 for the year ended December 31, 2010. Operating cash flow for both years primarily reflected net losses of $3,097,000 for 2011 and $2,439,000 for 2010. Adjustments for 2011 non-cash charges were for depreciation, amortization, warrants issued in settlement of interest, a troubled debt restructuring gain and changes in working capital. Adjustments for 2010 non-cash charges were depreciation, amortization, warrants issued in settlement of interest, employee share based compensation expense, issuance of Class 3 Notes in settlement of interest, gain on sale of equipment and changes in working capital. Working capital changes for 2011 primarily reflected a decrease in accounts receivable of $14,000, a slight decrease in inventory of $10,000 and an increase in other current assets of $35,000. Accounts payable and other current liabilities increased $24,000. Accrued interest increased $1,220,000 as a result of an increase in Class 2 Notes and default interest being charged on defaulted Class 2 and Class 3 Notes. Customer deposits increased $1,192,000 as a result of new orders received during the fourth quarter of 2011. Working capital changes for 2010 primarily reflected a slight decrease in accounts receivable and a decrease in other current assets of $5,000 and an increase in inventory of $23,000 as a result current sales orders. Accounts payable and other current liabilities increased $809,000 primarily as a result of an increase in accrued interest resulting from additional sales of Class 2 and Class 3 Notes and default interest of an additional 4% accruing on the defaulted Class 2 and Class 3 Notes. Customer deposits and deferred revenue increased because of new sales orders in the third and fourth quarters.

Investing activities for the year ended December 31, 2011 included an increase in patents of $8,000. Investing activities for the year ended December 31, 2010 included an increase in production and engineering equipment of $12,000 and an increase in patents of $5,000. We do not have any material commitments for capital expenditures as of December 31, 2011.

Financing activities for the year ended December 31, 2011 included proceeds of $1,491,000 from the issuance of Class 2 Notes.  We made principal payments of $455,000 on Class 2 Notes.  Financing activities for the year ended December 31, 2010 included proceeds of $1,197,000 from the issuance of Class 2 Notes and $85,000 of Class 3 Notes.  We made principal payments of $258,000 on Class 2 Notes.  We paid $29,000 of interest on Class 2 Notes during the year ended December 31, 2011 and we paid $44,000 of interest on Class 2 and Class 3 Notes during the year ended December 31, 2010.

As of January 1, 2011, we had $3,624,172 of outstanding Class 2 Notes and 5,898,780 unissued warrants valued at $29,615. These Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for a single share on common stock at an exercise price ranging from $0.10 to $0.25 per share. The holder can elect to forgo warrants and earn an additional 2% interest.

During the quarter ended March 31, 2011, we issued $420,000 of Class 2 Notes. We also issued 49,315 warrants valued at $533. During the quarter ended June 30, 2011, we issued $344,000 of Class 2 Notes. $160,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes. See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions. These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. This right expired unexecuted. We also issued 280,274 warrants valued at $1,088. During the quarter ended September 30, 2011, we issued $511,400 of Class 2 Notes and repaid $81,725 of Class 2 Note principal. $220,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes. See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions. These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. This right expired unexecuted. We also issued 282,493 warrants valued at $1,769. During the quarter ended December 31, 2011, we issued $216,000 of Class 2 Notes and committed to issue 88,767 related warrants. We also repaid $373,041 of Class 2 Note principal and related interest. We had 12,972,790 accrued warrants that were earned but not issued as of December 31, 2011, valued at $42,976. The value of these unissued warrants is reflected in the balance sheet as a liability as “Accrued Warrants for Interest”.

As of December 31, 2011, $500,000 of the Class 2 Notes were earning 10% interest and accruing warrants, $385,000 of the Class 2 Notes were earning default interest of 14% and accruing warrants, $3,775,806 of the Class 2 Notes were earning interest at 12% and do not earn warrants.

As of December 31, 2011, $385,000 of the Class 2 Notes were past due and in default. $3,775,806 of Class 2 Notes are due July 1, 2013 (see the next paragraph for details of this transaction). $500,000 of Class 2 Notes were due March 23, 2012, were not paid and are currently in default. See Note M – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

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

On November 15, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchaser Agreement to raise the maximum amount of authorized notes outstanding from $10,000,000 to $11,000,000 to assure sufficient funding could be raised to allow the Company to keep operating.

On December 5, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchase Agreement to increase the maximum number of shares the Company can issue to key officers and employees from 8,328,000 to 15,000,000.

As of January 1, 2011, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share. No new Class 3 Notes were issued during the twelve-month period ended December 31, 2011. As of December 31, 2011, all of the Class 3 Notes are in default. See Note M – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because as of December 31, 2011, it failed to make full payment of principal and interest on $385,000 of Class 2 Notes and $4,953,632 of Class 3 Notes that were past their maturity dates. As of December 31, 2011, the outstanding unpaid interest on the defaulted Class 2 Notes and Class 3 Notes was $104,126 and $1,214,203 respectively.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes in default accrue interest at their default interest rates, which are equal to their respective interest rates plus an additional 4%. As such, $385,000 of Class 2 Notes are currently accruing interest at the default rate of 14%. Also, $3,671,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,281,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

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

The Company is in discussions with the note holders about the restructuring of current positions to allow for new capital to be raised. Existing note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall further behind with vendors not essential to daily operations or production and we are no longer able to meet our needs. Taking into account existing and anticipated orders, we expect that we may need to raise an additional $1,500,000 of operating capital to ramp up production and support over the next 12 months. If the anticipated orders do not materialize as expected, we may need to raise up to $2,400,000 to fund operations through the first quarter of 2013. These levels of required capital are beyond the means of existing noteholders and have caused us to seek new investors which will result in a restructuring of current positions. See Note M – Subsequent Events of our audited financial statements for information on note activity since December 31, 2011.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recently Issued Accounting Standards

Please see Note B – Summary of Significant Accounting Policies to the Company’s audited financial statements included in this report for information about new accounting pronouncements affecting the Company.

Management’s Discussion of Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management’s judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at December 31, 2011. Future events rarely develop exactly as forecast; the best estimates routinely require adjustment. These policies are also discussed in Note B of the Notes to Financial Statements included in Item 8 of this report.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in Management’s estimation, an adverse settlement is probable and Management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals at December 31, 2011 or 2010.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the registrant, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). We have designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Management has evaluated the effectiveness of our internal control over financial reporting using the “Internal Control – Integrated Framework (1992)” created by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework using “SarboxPro”, a commercially available software package designed to implement the COSO framework in compliance with SEC Release No. 34-55929. Management has determined that internal controls over financial reporting were effective as of December 31, 2011. Management has not identified any material weaknesses in our internal control over financial reporting.

Management’s Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, as required by Exchange Act Rules 13a-15(b) and Rule 15d-15(b). Based on that evaluation, the chief executive officer and chief financial officer have each concluded that the Company’s current disclosure controls and procedures are effective as December 31, 2011. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

	Present Position with the		Served as
Name	Company	Age	Director Since
Charles J. Drake	Chairman of the Board and Chief Executive Officer of Integral Vision, Inc.	71	1978

Max A. Coon	Secretary and Vice Chairman of the Board of Integral Vision, Inc.;	77	1978

Vincent Shunsky	Treasurer and Director of Integral Vision, Inc.;	63	1978

William B. Wallace	Director of Integral Vision, Inc.	67	1990

Mark R. Doede	President, Chief Operating Officer, and Chief Financial Officer of Integral Vision, Inc.	54	2009

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

Mr. Wallace has been a Director of the Company since 1990. Mr. Wallace earned a Bachelor of Science Degree in Business Administration from Wayne State University in Detroit, Michigan and is licensed to practice as a Certified Public Accountant. Mr. Wallace has received at least 40 hours annually of continuing professional education in a wide-ranging number of topics (including, but not limited to, Audit Committee and Boards of Directors) since 1967 as a requirement of his bi-annual CPA license renewal. He is also an Accredited Senior Appraiser in the field of Business Valuation, as certified by the American Society of Appraisers, and has received the Accredited in Business Valuation credential from the American Institute of CPA’s. Mr. Wallace was a Partner with Ernst & Young and was employed there from 1967 through 1987; is Senior Managing Director and Founder of Equity Partners Ltd., a private investment bank from 1988 to the present; is a managing member and incorporator of North Star Home Lending, LLC from 2002 to the present; was one of the five incorporators that obtained a federal bank charter and served on the Board of Directors and as an officer of North Star Financial Holdings, Inc. from 2002 to 2011; and was a Board Member and Chairman of the Audit Committee of Nstar Community Bank (now known as Main Street Bank) from 2005 to 2011. In addition, Mr. Wallace, as a result of Equity Partners, Ltd. acquisition activities, had an ownership interest in and served on the Board of Directors of a number of privately-held manufacturing and distribution companies. Mr. Wallace brings extensive experience with investment banking activities and business valuation matters, as well as significant experience as a Director and adds significant financial expertise to our Board. The Board concluded that Mr. Wallace should serve as a director based on the following important factors: a) Mr. Wallace’s extensive financial background and training, which we require for the Board’s Audit Committee; and b) Mr. Wallace’s extensive experience with business valuations, which are important as growth opportunities present themselves to the Company.

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

Executive Officers

The following table sets forth information concerning the Executive Officers of the Company.

Name	Principle Occupation and Business Experience During Past 5 Years (1)	Age as of April 13, 2012	Served as Officer Since
Charles J. Drake	Chairman of the Board since 1983 and Chief Executive Officer since 1998	71	1978

Mark R. Doede	President and Chief Operating Officer since 1998 and Chief Financial Officer since 2002	54	1989

Jeffery Jay Becker	Senior Vice President since 2007 and Sales Engineer from 2005 to 2007	51	2007

Andrew Blowers	Chief Technical Officer since March of 2004	44	2002

Paul Zink	Vice President Applications Engineering since May 2007 and Director Vision Applications from November 1998 to May of 2007	46	2007

(1)All officers have been employed by the Company for more than the past five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s Directors and Executive Officers or beneficial owners of over 10% of any class of the Company’s equity securities to file certain reports regarding their ownership of the Company’s securities or any changes in such ownership.

Based solely upon our review of copies of such reports (and amendments thereto) which we have received during the year ended December 31, 2011, and written representations of the persons required to file said reports, we believe that all reporting persons complied with these reporting requirements during fiscal year 2011.

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan. As of December 31 2011, and assuming shareholder ratification of the Board’s action, 100,000 shares remain which can be issued under the 2008 Plan.

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

Chief Executive Officer

Charles J. Drake has served as the Company’s Chief Executive Officer since 1978. His base salary for the 2011 fiscal year was $160,000. The bonus paid to Mr. Drake for 2011 was $60,000. Due to the Company’s circumstances, Mr. Drake’s salary was unchanged from the prior year.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for each of the last two fiscal years awarded to or earned by the Chief Executive Officer of the Company and the two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year:

		Annual Compensation		Long Term Compensation (1)				All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		($)		Total $
Charles J. Drake	2011	160,000	60,000	-		29,957	[7]	15,065	[2]	265,029
Chief Executive Officer	2010	160,000	75,000	68,154	[5]	24,916	[6]	16,770	[2]	344,840

Mark R. Doede	2011	120,000	36,000	-		19,165	[7]	13,167	[3]	188,339
President & Chief Operating Officer	2010	120,000	36,000	11,100		13,875	[6]	11,842	[3]	192,823
										-
Andrew Blowers	2011	117,000	41,000	-		19,165	[7]	7,450	[4]	184,622
Chief Technical Officer	2010	117,000	33,000	-		12,403	[6]	8,682	[4]	171,091

1 These amounts reflect the aggregate grant date fair value, assuming no risk of forfeiture, of stock awards and the dollar amount recognized for financial statement reporting purposes for option awards granted during 2011. These amounts have been calculated in accordance with Accounting Standards Codification topic 718, “Stock Compensation” as issued by the Financial Accounting Standards Board. The Company uses the Black-Scholes option-pricing model to estimate the fair value of stock options granted. The Company determines the fair value of stock awards using the closing stock price on the date of grant. The assumptions used in the valuation of stock-based awards are discussed in Note I to the Financial Statements as presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

2 Includes term life insurance premiums of $300 in 2011 and 2010.

3 Includes term life insurance premiums of $346 in 2011 and 2010.

4 Includes term life insurance premiums of $337 in 2011 and 2010.

5 Includes $49,000 attributable to a stock grant which is contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

6 On May 5, 2010, the Compensation Committee awarded Incentive Stock Options from the Amended 2008 Equity Compensation Plan which are contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan to increase the number of shares of common stock available for awards.

7 On December 16, 2011, the Compensation Committee awarded Incentive Stock Options from the Amended 2008 Equity Compensation Plan which are contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan to increase the number of shares of common stock available for awards. and the proposed increase in the Company’s authorized shares. The Grant Date Fair Value could change based on the share price at the date of shareholder approvals.

Options Exercised During Fiscal Year

There were no options exercised during the fiscal year by executive officers named in the Summary Compensation Table above.

Grants of Plan Based Awards During Fiscal Year 2011

The following table lists plan based awards granted to executive officers named in the Summary Compensation Table above:

			Grants of Plan Based Awards during Fiscal Year 2011
Name	Grant Date		Estimated Future Payout Target (#)	All Other Stock Awards	All Other Stock Options		Option Exercise Price ($)	Grant Date Fair Value ($)
Charles J. Drake	12/16/2011	[1]			2,032,000	[2]	$0.016	29,957

Mark R. Doede	12/16/2011	[1]			1,300,000	[2]	$0.016	19,165

Andrew Blowers	12/16/2011	[1]			1,300,000	[2]	$0.016	19,165

1 These stock awards were issued from the 2008 Equity Incentive Plan.

2 These grants are contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards and the proposed increase in the Company’s authorized shares. The Grant Date Fair Value could change based on the share price at the date of shareholder approvals.

Refer to Note I - Share Based Compensation of the Financial Statements as presented in this Form 10-K for more information.

Outstanding Equity Awards at Fiscal Year-End 2011

The following table lists unexercised options as of December 31, 2011 for the executive officers named in the Summary Compensation Table above.

	Option Awards

	Number of Securities Underlying Unexercised Options at FY-End
Name	Exercisable	Unexercisable	Option Exercise Price ($)		Option Expiration Date
Charles J. Drake	1,000,000		0.07		4/2/2020
	857,906		0.04		5/5/2020
		2,032,000	0.02	[6]	12/15/2021

Mark R. Doede	50,000		0.24		3/12/2012
	40,000		0.15		5/7/2013
	12,000		0.13		1/21/2018
	256,000		0.07	[1]	4/2/2020
	116,000	100,000	0.07	[2]	4/2/2020
		477,755	0.04	[5]	5/5/2020
		1,300,000	0.02	[6]	12/15/2021

Andrew Blowers
	40,000		0.15		5/7/2013
	33,000		0.13		1/21/2018
	300,000		0.07	[3]	4/2/2020
	40,000		0.22	[4]	4/30/2018
	400,000		0.07		4/2/2020
		363,061	0.04	[5]	5/5/2020
		1,300,000	0.02	[6]	12/15/2021

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

5 On May 5, 2010, stock options were awarded from the 2008 Plan to various key employees and is contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

6 On December 16, 2011, the Compensation Committee awarded Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and is contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan to increase the number of shares of common stock available for awards and the proposed increase in the Company’s authorized shares. The Grant Date Fair Value could change based on the share price at the date of shareholder approvals.

Refer to Note I - Share Based Compensation of the Financial Statements as presented in this Form 10-K for more information.

Director Compensation Table - 2011

The following table sets forth the compensation earned by directors of the Company for the last fiscal year. No directors received any non-cash compensation. For compensation paid to Charles J. Drake, refer to the Summary Compensation table above.

Name	Fees Earned
Vincent Shunsky	$7,200
William Wallace	$10,400

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of December 31, 2011.

	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)(2)(3)	12,618,000	$0.04	100,000

Equity compensation plans not approved by security holders	-	-	-
Total	12,618,000	$0.04	100,000

(1) The remaining number of securities available for future issuance under equity compensation plans may be for either option grants or stock grants.

(2) On May 5, 2010, 2,358,000 stock options were awarded from the 2008 Plan to various key employees and is contingent on shareholder approval of an amendment to the 2008 Plan to increase the number of shares of common stock available for awards.

(3) On December 16, 2011, the Compensation Committee awarded Incemtive Stock Options from the Amended 2008 Equity Compensation Plan to various key empoloyees and is contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan to increase the number of shares of common stock available for awards. and the proposed increase in the Company’s authorized shares. The Grant Date Fair Value could change based on the share price at the date of shareholder approvals.

We have two terminated equity compensation plans which still have active options outstanding (the “1995 Employee Stock Option Plan” and the “1999 Employee Stock Option Plan”) and two active equity compensation plans (the “2004 Employee Stock Option Plan” and the “Integral Vision, Inc. 2008 Equity Incentive Plan”), both of which have been approved by our shareholders. Each of the plans may grant nonqualified stock options or incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended. The plans are administered by the Compensation Committee of the Board of Directors. Each of the plans terminates after 10 years, though termination of the plan does not affect the rights of beneficiaries under options granted prior to the termination of the plan. Options are to be granted at a price equal to or greater than the closing price of the common stock on the day the option is granted and may be exercisable for up to 10 years from the date of grant so long as the beneficiary is employed by the Company, but such options terminate three months after the beneficiary is no longer employed by the Company unless due to permanent and total disability, in which case the options terminate 12 months after employment ceases. For further information on equity compensation, see Note I – Share Based Compensation in the Notes to the Financial Statements.

Security Ownership of Certain Beneficial Owners, Directors, and Management

The following table sets forth information as of March 31, 2012 about the shareholders who we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information about ownership of our common stock by each of our directors, our chief executive officer, our chief financial officer, our other three most highly compensated executive officers and our directors and executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Integral Vision, Inc., 49113 Wixom Tech Drive, Wixom, Michigan 48393.

Amount and Nature of Beneficial Ownership
Name and Address		Amount and Nature of	Percent of
of Beneficial Owner	Title of Class	Beneficial Ownership	Class
Austin W. Marxe	Common Stock	5,450,000	13.88%
David M. Geenhouse (1)
153 East 53rd Street, 55th Floor
New York, NY 10022

Bonanza Master Fund, LTD (2)	Common Stock	4,212,100	11.81%
300 Crescent Court, Suite 1740
Dallas, TX 75201

J. N. Hunter (3)	Common Stock	8,725,579	20.97%
Industrial Boxboard Corporation
2249 Davis Court
Hayward, CA 94545

John R. Kiely, III (4)	Common Stock	8,546,378	20.99%
17817 Davis Road
Dundee, MI 48131

Charles J. Drake (5)	Common Stock	5,788,178	15.78%

Max A. Coon (6)	Common Stock	1,640,914	4.50%

Mark R. Doede (7)	Common Stock	865,500	2.39%

Jeffery B. Becker (8)	Common Stock	591,200	1.63%

Andrew Blowers (9)	Common Stock	868,050	2.38%

Paul M. Zink (10)	Common Stock	515,800	1.43%

Vincent Shunsky (11)	Common Stock	24,253	*

William B. Wallace	Common Stock	0	*

All Directors and Officers as a Group (12)	Common Stock	10,293,859	25.82%

* Beneficial ownership does not exceed 1%.

(1)	Austin W. Marxe and David M. Greenhouse are the principal owners of AWM, SSTA and MG. AWM is the general partner of and investment adviser to Special Situations Cayman Fund, L.P. SSTA is the general partner of and investment adviser to Special Situations Technology Fund, L.P. and Special Situations Technology Fund II, L.P. MG is the general partner of and investment adviser to Special Situations Private Equity Fund, L.P. Through their control of AWM, SSTA and MG, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed below. The total beneficial ownership of Messrs. Marxe and Greenhouse includes:

(i)	105,000 shares of common stock and warrants for the purchase of 204,325 shares which expire on September 15, 2013 held by Special Situations Technology Fund, L.P.;

(ii)	645,000 shares of common stock and warrants for the purchase of 1,255,135 shares which expire on September 15, 2013 held by Special Situations Technology Fund II, L.P.;

(iii)	350,000 shares of commons stock and warrants for the purchase of 681,081 shares which expire on September 15, 2013 held by Special Situations Cayman Fund, L.P.; and

(iv)	750,000 shares of common stock and warrants for the purchase of 1,459,459 shares which expire on September 15, 2013 held by Special Situations Private Equity Fund, L.P.

(2)	The total beneficial ownership includes 4,212,100 shares of common stock currently held but does not include warrants for the purchase of 3,000,000 shares which expire on September 15, 2013 and are subject to a 4.99% blocker clause.

(3)	The total beneficial ownership J.N. Hunter includes:

(i)	263,846 shares of common stock held directly by J.N. Hunter in the J.N. Hunter IRA;

(ii)	187,846 shares held by the Industrial Boxboard Company, of which Mr. Hunter and his spouse are the sole general partners;

(iii)	2,343,272 shares held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust, of which Mr. Hunter and his spouse are the sole trustees;

(iv)	5,237,484 shares issuable upon the conversion of convertible notes held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which matured on July 1, 2010; and

(v)	693,131 shares issuable upon the exercise of warrants held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which expire September 15, 2012;

but does not include 4,392,395 warrants that have been earned but are not issued and does not include 10,557,731 shares issuable on the conversion of convertible notes and exercise of warrants held by the Industrial Boxboard Corporation Profit Sharing Plan and Trust which are subject to blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Blocker %
432,567	1/8/09	7/1/10	Convertible Note @ $0.15 per share	4.90
372,033	7/1/09	7/1/10	Convertible Note @ $0.15 per share	4.90
400,707	1/1/10	7/1/10	Convertible Note @ $0.15 per share	4.90
115,068	2/24/09	2/24/13	Warrant @ $0.15 per share	9.90
28,767	2/24/09	2/24/13	Warrant @ $0.15 per share	9.90
57,535	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90
14,384	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90
285,252	4/10/09	4/10/13	Warrant @ $0.15 per share	9.90
22,603	6/4/09	6/4/13	Warrant @ $0.15 per share	9.90
28,767	7/3/09	7/3/13	Warrant @ $0.15 per share	4.90
65,753	7/28/09	7/28/13	Warrant @ $0.15 per share	4.90
45,205	8/28/09	8/28/13	Warrant @ $0.15 per share	4.90
349,518	7/3/09	7/3/13	Warrant @ $0.15 per share	4.90
376,705	10/8/09	10/8/13	Warrant @ $0.15 per share	4.90
699,041	2/1/10	2/1/14	Warrant @ $0.15 per share	4.90
551.469	3/23/10	3/23/14	Warrant @ $0.15 per share	4.90
154,110	7/23/10	7/23/14	Warrant @ $0.15 per share	4.90
6,558,247	8/17/10	8/17/14	Warrant @ $0.15 per share	4.90

(4) The total beneficial ownership for John R. Kiely, III includes:

(i)	2,211,988 shares of common stock held directly;

(ii)	2,622,032 shares of common stock issuable upon the conversion of convertible notes which matured July 1, 2010 and are held by John R. Kiely, III in his personal living trust;

(iii)	1,291,693 shares held by John R. and Margaret Lee Kiely Revocable Trust, of which John R. Kiely, III is the sole trustee;

(iv)	2,410,465 shares issuable upon the conversion of convertible notes held by the John R. and Margaret Lee Kiely Revocable Trust, which matured on July 1, 2010; and

(v)	10,200 shares held by Michael H. Kiely Trust, of which John R. Kiely is the co-trustee;

but does not include 3,940,863 warrants that have been earned but are not issued and does not include 3,904,066 shares issuable on the conversion of convertible notes and exercise of warrants held by the John R. and Margaret Lee Kiely Revocable Trust (Revocable Trust), by John R. Kiely, III in his personal trust (Personal Trust), or held jointly in a trust of which Michael H. Kiely and John R. Kiely are co-trustees (Joint Trust), all of which are subject to a blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Held By	Blocker %
158,027	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Revocable Trust	4.90
170,207	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Revocable Trust	4.90
184,467	7/3/09	7/3/13	Warrant @ $0.15 per share	Revocable Trust	4.90
198,817	10/8/09	10/8/13	Warrant @ $0.15 per share	Revocable Trust	4.90
368,938	2/1/10	2/1/14	Warrant @ $0.15 per share	Revocable Trust	4.90
291,054	3/23/10	3/23/14	Warrant @ $0.15 per share	Revocable Trust	4.90
221,943	8/17/10	8/17/14	Warrant @ $0.15 per share	Revocable Trust	4.90

172,127	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Personal Trust	4.90
185,393	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Personal Trust	4.90
246,575	2/18/10	2/18/14	Warrant @ $0.15 per share	Joint Trust	4.90
139,161	7/3/09	7/3/13	Warrant @ $0.15 per share	Personal Trust	4.90
149,985	10/8/09	10/8/13	Warrant @ $0.15 per share	Personal Trust	4.90
278,322	2/1/10	2/1/14	Warrant @ $0.15 per share	Personal Trust	4.90
219,565	3/23/10	3/23/14	Warrant @ $0.15 per share	Personal Trust	4.90
62,815	8/17/10	8/17/14	Warrant @ $0.15 per share	Joint Trust	4.90
25,204	8/17/10	8/17/14	Warrant @ $0.15 per share	Personal Trust	4.90
243,836	8/17/10	8/17/14	Warrant @ $0.15 per share	Joint Trust	4.90
22,808	8/23/10	8/23/14	Warrant @ $0.15 per share	Joint Trust	4.90
20,938	8/23/10	8/23/14	Warrant @ $0.15 per share	Joint Trust	4.90
9,884	10/13/10	10/13/14	Warrant @ $0.15 per share	Joint Trust	4.90
98,630	5/25/11	5/25/15	Warrant @ $0.15 per share	Joint Trust	4.90
98,630	5/25/11	5/25/15	Warrant @ $0.15 per share	Joint Trust	4.90
24,658	6/28/11	6/28/15	Warrant @ $0.15 per share	Personal Trust	4.90
25,589	6/29/11	6/29/15	Warrant @ $0.15 per share	Personal Trust	4.90
49,315	7/1/11	7/1/15	Warrant @ $0.15 per share	Personal Trust	4.90
28,356	7/5/11	7/5/15	Warrant @ $0.15 per share	Personal Trust	4.90
16,027	7/7/11	7/7/15	Warrant @ $0.15 per share	Personal Trust	4.90
3,863	7/27/11	7/27/15	Warrant @ $0.15 per share	Marital Trust	4.90
92,466	7/27/11	7/27/15	Warrant @ $0.15 per share	Joint Trust	4.90
92,466	7/27/11	7/27/15	Warrant @ $0.15 per share	Joint Trust	4.90

(5)	The total beneficial ownership for Mr. Drake includes:

(i)	4,288,178 shares of common stock currently held;

(ii)	500,000 shares of restricted common stock which vest when all Class 2 Notes are repaid; and

(iii)	1,000,000 options to purchase common stock which are immediately exercisable;

but does not include 2,889,906 options to purchase common stock subtject to shareholder approval of the Amendment and Restatement of the Integral Vision 2008 Equity Compensation Plan.

(6)	The total beneficial ownership for Mr. Coon includes:

(i)	842,813 shares of common stock held directly;

(ii)	34,467 shares of common stock issuable upon the conversion of convertible notes which matured July 1, 2010 and are held directly by Max A. Coon;

(iii)	17,059 shares held by Max A. Coon IRA;

(iv)	541,096 shares of common stock issuable upon the conversion of convertible notes which matured July 1, 2010 and are held by Charlevoix Drive Properties, LLC of which Mr. Coon is a member;

(v)	205,479 shares of common stock issuable upon the exercise of warrants which expire September 15, 2012 and are held by Charlevoix Drive Properties, LLC of which Mr. Coon is a member; but does not include 1,151,601 shares issuable on the conversion of convertible notes and exercise of warrants held by Max A. Coon or held by Charlevoix Drive Properties, LLC, all of which are subject to a blocker clauses as follows:

Shares	Issued	Expire	Type and Price	Held By	Blocker %
503,452	1/2/08	7/1/10	Convertible Note @ $0.25 per share	Max A. Coon	4.90
19,860	1/8/09	7/1/10	Convertible Note @ $0.15 per share	Max A. Coon	4.90
37,127	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Max A. Coon	4.90
72,147	1/8/09	7/1/10	Convertible Note @ $0.15 per share	Charlevoix Drive Properties	4.90
40,067	7/1/09	7/1/10	Convertible Note @ $0.15 per share	Charlevoix Drive Properties	4.90
43,160	1/1/10	7/1/10	Convertible Note @ $0.15 per share	Charlevoix Drive Properties	4.90
77,055	7/3/09	7/3/13	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90
83,048	10/8/09	10/8/13	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90
154,110	2/1/10	2/1/14	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90
121,575	3/23/10	3/23/14	Warrant @ $0.15 per share	Charlevoix Drive Properties	4.90

but does not include 1,196,918 warrants that have been earned but are not issued.

(7)	The total beneficial ownership for Mr. Doede includes;

(i)	41,500 shares of common stock currently held;

(ii)	300,000 shares of restricted common stock which vest when all Class 2 Notes are repaid; and

(iii)	524,000 options to purchase common stock which are immediately exercisable;

but does not include 1,777,775 options to purchase common stock subtject to shareholder approval of the Amendment and Restatement of the Integral Vision 2008 Equity Compensation Plan.

(8)	The total beneficial ownership for Mr. Becker includes:

(i)	24,200 shares of common stock currently held; and

(ii)	567,000 options to purchase common stock which are immediately exercisable.

but does not include 1,042,542 options to purchase common stock subtject to shareholder approval of the Amendment and Restatement of the Integral Vision 2008 Equity Compensation Plan.

(9)	The total beneficial ownership for Mr. Blowers includes:

(i)	55,050 shares of common stock currently held; and

(ii)	843,500 options to purchase common stock which are immediately exercisable.

but does not include 1,727,061 options to purchase common stock subtject to shareholder approval of the Amendment and Restatement of the Integral Vision 2008 Equity Compensation Plan.

(10)	The total beneficial ownership for Mr. Zink includes:

(i)	15,800 shares of common stock currently held; and

(ii)	500,000 options to purchase common stock which are immediately exercisable.

but does not include 953,253 options to purchase common stock subtject to shareholder approval of the Amendment and Restatement of the Integral Vision 2008 Equity Compensation Plan.

(11)	The total beneficial ownership includes 22,253 shares of common stock held directly by Vincent Shunsky and 2,000 shares held by Mr. Shunsky’s IRA.

(12)	The total beneficial ownership includes 6,011,803 shares of common stock currently held by our officers and directors which includes 1,300,000 shares which vest when all Class 2 Notes are paid; options to purchase 3,530,000 shares held by five officers, which they are eligible to exercise immediately; and 781,042 shares of common stock issuable on the conversion or exercise of convertible notes and warrants held by Max A. Coon and Charlevoix Properties, LLC as detailed in note 7 above; but does not include 1,151,601 shares of common stock issuable on the conversion or exercise of convertible notes and warrants held by Max A. Coon and Charlevoix Drive Properties, LLC as detailed in note 7 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The discussion sumarizes debt transactions with the Company involving our Directors and certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company.

The securities referenced below were obtained from the Company in transactions under the same terms as concurrent transactions with unrelated parties. While the Company does not have a written policy regarding related party transactions, in general, the Company will allow related parties to participate in transactions under the same terms and conditions as unrelated parties. Where no unrelated parties are participating, the proposed transaction is reviewed by the Board to determine whether the terms of the transaction are fair to, and in the best interest of, the Company. In this respect, the Board uses the overriding “arms length transaction” criteria to analyze the following factors, in addition to any other factors it deems appropriate depending on the circumstances, in determining whether to approve a related party transaction: (i) fairness of the terms for the Company as related to market and current industry practice; (ii) whether the transaction is in the Company’s best interest; (iii) materiality of the transaction as related to the Company; (iv) role of the related party in the transaction; (v) structure of the transaction; and (vi) interests of all related parties in the transaction. Approval of a related party transaction may be conditioned upon the Company and the related party taking certain recommended actions that the Board deems appropriate and necessary, including, without limitation, any or all of the following: (x) limiting the duration or magnitude of the transaction by changing specific terms; (y) requiring that information about the related party transaction be documented and that reports reflecting the nature and amount of the transaction be delivered to the Board on a regular basis; and (z) appointing a Company representative to monitor various aspects of the related party transaction.

2011 Related Party Transactions:

Related Party Transactions with John N. Hunter

J. N. Hunter beneficially owns more than 5% of our common stock and is therefore considered a related person for purposes of Item 404 of Regulation S-K. Transactions during the fiscal year ended December 31, 2011 with J.N. Hunter are as follows:

On May 4, 2011, John N. Hunter ceased warrant accrual on all of his outstanding Class 2 Notes and began earning an additional 2% interest as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement, as amended. No further consideration was given to Mr. Hunter for this change.

In May of 2011, the Company did not have sufficient cash on hand to meet its obligations, certain Class 2 Notes were coming due, and the specified orders for those Class 2 Notes needed to be modified to provide security for new notes to be purchased. On May 17, 2011, John N. Hunter extended the due date on $1,781,112 of Class 2 Notes to July 1, 2013 and amended the notes such that:

The Specified Orders for these Class 2 Notes were amended as follows:

The Class 2 Notes which are amended with this amendment (“May 17 Class 2 Notes”) shall be repaid from 40% (forty percent) of all payments received by the Company (including, without limitation any Subsidiary of the Company [whether partly or wholly owned by the Company] or successor to the Company) (“Company and its Subsidiaries”) for the design, sale, or service (including modifications or additions thereto) for all display inspection systems or sales or contracts relating thereto:

a.	above $6 million from May 1, 2011 through January 1, 2012,

b.	above $6.5 million from May 1, 2011 through February 1, 2012 (payments made to May 17 Note holders pursuant to “a.” above shall reduce the amount due May 17 Class 2 Note holders pursuant to this section “b.”),

c.	above $7.0 million from May 1, 2011through March 1, 2012 (payments made to May 17 Note holders pursuant to “a.” through “b.” above shall reduce the amount due May 17 Class 2 Note holders pursuant to this section “c.”),

d.	increased by $500,000 for each month after March 1, 2012 above the $7.0 million in “c.” above until all of the Company’s May 17 Class 2 Notes are repaid in full including accrued interest due thereon. Payments made to May 17 Class 2 Note holders pursuant to “a.” through “c.” combined with payments made for any month after March 1, 2012 shall reduce the amount due May 17 Class 2 Note holders for subsequent months after March 1, 2012.

For example, for the period May 1, 2011 through July 1, 2012, the Company is obligated to repay May 17, 2011 Class 2 Note holders 40% of all payments received by the Company above $9.0 million (with payments made to May 17 Class 2 Note holders pursuant to these Specified Orders prior to June 1, 2012) reducing the amount due May 17 Class 2 Note holders for the month ending July 1, 2012.

Other terms and conditions:

Mr. Hunger waived (retroactively) his right to receive any payments due pursuant to Specified Orders terms prior to May 17, 2011 that were not remitted.

1.	Amounts payable to May 17 Class 2 Notes pursuant to the above terms shall be paid first to the latest issued May 17 Class 2 Notes then outstanding until said note is paid in full including accrued interest due thereon. If more than one May 17 Class 2 Note was issued on the same date, said note holders will share an undivided interest in payments payable by the Company until their notes are paid in full including accrued interest due thereon. For the purpose of this section, all Class 2 Notes outstanding on September 15, 2008 (the date of a major restructuring of the Company’s notes – $1,576,000 principal face amount) shall be considered to have been issued September 15, 2008.

2.	All deposits received by the Company and its Subsidiaries on orders placed by its customers shall not be included in the calculations of payments received by the Company and its Subsidiaries until the Company and its Subsidiaries has received the earlier of a second progress payment or the final payment for the system or systems ordered for which the deposit payment was made.

3.	Additionally, any sales commissions payable to agents of the Company and its Subsidiaries shall be excluded from the amounts of payments received by the Company and its Subsidiaries when calculating the amounts payable to May 17 Class 2 Note holders – said excluded commissions are hereby limited to a maximum of 15% of the payment or partial payment received by the Company and its Subsidiaries pursuant to an order. For the purposes of this section, commissions payable to employees or former employees of the Company and its Subsidiaries (former employees being defined individuals employed by the Company and its Subsidiaries at any time after May 17, 2011) shall not be excluded from the amounts of payments received by the Company and its subsidiaries when calculating the payments due May 17 Class 2 Note holders.

4.	This May 17 Class 2 Note holder hereby waives any Default Interest payments due on said notes retroactively from September 30, 2010 through May 17, 2011.

5.	If the Company elects to repay May 17 Class 2 Notes from other funds than those payments required pursuant to the Specified Orders herein, said repayments shall be made in the same order as in Section “1” above with the following exception: The designated Agent of the Note holders (pursuant to the Fifth Amended and Restated Note and Warrant Purchase Agreement) may direct the Company to make up to $100,000 of payments to note holders based on “special circumstances” of said note holders rather than paying note holders in the order specified in Section “1” above. The Agent’s determination of “special circumstances” shall be in its sole discretion. The current Agent is The Klonoff Company, Inc.

On November 15, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchaser Agreement to raise the maximum amount of authorized notes outstanding from $10,000,000 to $11,000,000 to assure sufficient funding could be raised to allow the Company to keep operating.

On December 5, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchase Agreement to increase the maximum number of shares the Company can issue to key officers and employees from 8,328,000 to 15,000,000.

At December 31, 2011, the Company owed Mr. Hunter $1,490,167 of outstanding Class 3 Notes and $352,534 of associated interest, $1,781,112 of Class 2 Notes and $614,945 of associated interest, and 4,392,395 earned but not issued warrants valued at $14,552. Each warrant can be exercised for one share of our common stock at a weighted average exercise price of $0.15 per share for four (4) years from the date of issue. Warrants earned but not issued are valued using the Black-Scholes option-pricing model and changes in value are reflected in interest expense. The largest aggregate principal balance outstanding due Mr. Hunter during the years ending December 31, 2011 and 2010 was $3,271,279 and $3,271,279, respectively. The outstanding principal balance due Mr. Hunter at March 18, 2012 was $3,271,279.

Related Party Transactions with John R. Kiely, III

John R. Kiely, III beneficially owns more than 5% of the common stock of our Company and is therefore considered a related person for purposes of Item 404 of Regulation S-K. Michael H. Kiely, brother of John R. Kiely, III, and Maria P. Kiely, Michael H. Kiely’s wife, are also considered related persons for purposes of Item 404 of Regulation S-K because of their family relationship with John R. Kiely, III. Transactions during the fiscal year ended December 31, 2010, with these related persons are as follows:

In January 2011, the Company did not have sufficient cash on hand to meet its obligations. On January 26, 2011, John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $65,000 which we used for general operating expenses and John R. Kiely, III, Trustee of the John R. Kiely, III Trust dated May 22, 2007 purchased a Class 2 Note in the amount of $65,000 which we used for general operating expenses. The notes bear interest at 12%. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all initial order deposit payments received by the Company after January 25, 2011 for the sale of display inspection systems or contracts relating to display inspection systems, however the notes are subordinate to certain Class 2 Notes totaling $200,000.

In February 2011, the Company did not have sufficient cash on hand to meet its obligations. On February 23, 2011 John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $75,000 which we used for general operating expenses and John R. Kiely, III, Trustee of the John R. Kiely, III Trust dated May 22, 2007 purchased a Class 2 Note in the amount of $65,000 which we used for general operating expenses. The notes bear interest at 12%. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all initial order deposit payments received by the Company after February 23, 2011 for the sale of display inspection systems or contracts relating to display inspection systems, however the notes are subordinate to certain Class 2 Notes totaling $330,000.

In March of 2011, the Company did not have enough cash on hand to meet its obligations. On March 7, 2011, John R. Kiely, III and Michael H. Kiely released their interest in a $5,625 payment received for an invoice secured by Class 2 Notes held by the Kiely’s. the Kiely’s received no additional consideration for releasting the payment.

On March 28, 2011 John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $55,000 which we used for general operating expenses and John R. Kiely, III, Trustee of the John R. Kiely, III Trust dated May 22, 2007 purchased a Class 2 Note in the amount of $55,000 which we used for general operating expenses. The notes bear interest at 12%. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all initial order deposit payments received by the Company after March 25, 2011 for the sale of display inspection systems or contracts relating to display inspection systems, however the notes are subordinate to certain Class 2 Notes totaling $470,000.

On May 12, 2011, John R. Kiely, III, ceased warrant accrual on $700,957.85 of Class 2 Notes of which $175,957.85 is held jointly with Michael H. Kiely and began earning an additional 2% interest as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement as amended. Michael H. Kiely ceased warrant accrual on $261,707.85 of Class 2 Notes of which $175,957.85 is held jointly with John R. Kiely, III and began earning an additional 2% interest as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement as amended. Maria P. Kiely ceased warrant accrual on $28,250 of Class 2 Notes and began earning an additional 2% interest as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement as amended. No further consideration was given to the Kiely’s for this change.

In May of 2011, the Company did not have sufficient cash on hand to meet its obligations, certain Class 2 Notes were coming due, and the specified orders for those Class 2 Notes needed to be modified to provide security for new notes to be purchased. On May 17, 2011, John R. Kiely, III, Michael H. Kiely, and Maria P. Kiely extended the due date on $1,699,695 of Class 2 Notes to July 1, 2013 and amended the notes such that:

The Specified Orders for these Class 2 Notes were as follows:

Class 2 Notes which are amended with this amendment (“May 17 Class 2 Notes”) shall be repaid from 40% (forty percent) of all payments received by the Company (including, without limitation any Subsidiary of the Company [whether partly or wholly owned by the Company] or successor to the Company) (“Company and its Subsidiaries”) for the design, sale, or service (including modifications or additions thereto) for all display inspection systems or sales or contracts relating thereto:

a.	above $6 million from May 1, 2011 through January 1, 2012,

b.	above $6.5 million from May 1, 2011 through February 1, 2012 (payments made to May 17 Note holders pursuant to “a.” above shall reduce the amount due May 17 Class 2 Note holders pursuant to this section “b.”),

c.	above $7.0 million from May 1, 2011through March 1, 2012 (payments made to May 17 Note holders pursuant to “a.” through “b.” above shall reduce the amount due May 17 Class 2 Note holders pursuant to this section “c.”),

d.	increased by $500,000 for each month after March 1, 2012 above the $7.0 million in “c.” above until all of the Company’s May 17 Class 2 Notes are repaid in full including accrued interest due thereon. Payments made to May 17 Class 2 Note holders pursuant to “a.” through “c.” combined with payments made for any month after March 1, 2012 shall reduce the amount due May 17 Class 2 Note holders for subsequent months after March 1, 2012.

For example, for the period May 1, 2011 through July 1, 2012, the Company is obligated to repay May 17, 2011 Class 2 Note holders 40% of all payments received by the Company above $9.0 million (with payments made to May 17 Class 2 Note holders pursuant to these Specified Orders prior to June 1, 2012 reducing the amount due May 17 Class 2 Note holders for the month ending July 1, 2012.

Other terms and conditions:

This May 17 Class 2 Note holder hereby waives (retroactively) its right to receive any payments due it pursuant Specified Orders terms prior to May 17, 2011 that were not remitted to it.

1.	Amounts payable to May 17 Class 2 Notes pursuant to the above terms shall be paid first to the latest issued May 17 Class 2 Notes then outstanding until said note is paid in full including accrued interest due thereon. If more than one May 17 Class 2 Note was issued on the same date, said note holders will share an undivided interest in payments payable by the Company until their notes are paid in full including accrued interest due thereon. For the purpose of this section, all Class 2 Notes outstanding on September 15, 2008 (the date of a major restructuring of the Company’s notes – $1,576,000 principal face amount) shall be considered to have been issued September 15, 2008.

2.	All deposits received by the Company and its Subsidiaries on orders placed by its customers shall not be included in the calculations of payments received by the Company and its Subsidiaries until the Company and its Subsidiaries has received the earlier of a second progress payment or the final payment for the system or systems ordered for which the deposit payment was made.

3.	Additionally, any sales commissions payable to agents of the Company and its Subsidiaries shall be excluded from the amounts of payments received by the Company and its Subsidiaries when calculating the amounts payable to May 17 Class 2 Note holders – said excluded commissions are hereby limited to a maximum of 15% (fifteen percent) of the payment or partial payment received by the Company and its Subsidiaries pursuant to an order. For the purposes of this section, commissions payable to employees or former employees of the Company and its Subsidiaries (former employees being defined individuals employed by the Company and its Subsidiaries at any time after May 17, 2011) shall not be excluded from the amounts of payments received by the Company and its subsidiaries when calculating the payments due May 17 Class 2 Note holders.

4.	This May 17 Class 2 Note holder hereby waives any Default Interest payments due on said notes retroactively from September 30, 2010 through May 17, 2011.

5.	If the Company elects to repay May 17 Class 2 Notes from other funds than those payments required pursuant to the Specified Orders herein, said repayments shall be made in the same order as in Section “1.” above with the following exception: The designated Agent of the Note holders (pursuant to the Fifth Amended and Restated Note and Warrant Purchase Agreement) may direct the Company to make up to $100,000 of payments to note holders based on “special circumstances” of said note holders rather than paying note holders in the order specified in Section “1.” above. The Agent’s determination of “special circumstances” shall be in its sole discretion. The current Agent is The Klonoff Company, Inc.

On May 24, 2011, John R. Kiely, III purchased Class 2 Notes totaling of $160,000 which we used for general operating expenses. The notes bear interest at 10%, earns five warrants per year per dollar invested, and are due May, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 90 days warrants, a total of 197,260 warrants valued at $813, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Note are additionally secured by all payments received by the Company after November 23, 2011 for the sale of display inspection systems or contracts relating to display inspection systems. Mr. Kiely has the right to exchange all or any part of these Class 2 Notes or the funds Purchaser receives for the repayment of these Class 2 Notes by the Company (including accrued interest due thereon) until the earlier of ten days after these Class 2 Notes are repaid or December 5, 2011 for a Class 3 Note issued by the Company subject to the conditions as follows: 1) This right shall only become effective five days after the Purchaser has ceased to accrue warrants on said Class 2 Note (either after November 28, 2011; or five days after the Purchaser gives written notice to the Company that it has elected to cease warrant accruals on these Class 2 Notes if earlier than November 23, 2011 [such an election by this Purchaser will have no effect on the“90 days worth” of warrants issued to the Purchaser upon the issuance of this Note]); or five days after these Class 2 Note are repaid (if these Class 2 Note is repaid earlier than November 23, 2011). 2) Said Class 3 Note shall pay interest at the rate of 8% (Eight) percent per annum, be convertible into the shares of the Company at $0.10 per share, and be due July 1, 2013.

In July 2011, the Company did not have sufficient cash on hand to meet its obligations. From June 28 to July 7, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $120,000 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due December 23, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 90 days warrants, a total of 147,945 warrants valued at $580, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Note are additionally secured by all payments received by the Company after November 23, 2011 for the sale of display inspection systems or contracts relating to display inspection systems, however the notes are subordinate to certain Class 2 Notes.

On July 26, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $159,400 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due December 23, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 90 days warrants on $150,000 or the notes and 30 days warrants on $9,400 of the notes, a total of 188,795 warrants valued at $1,215, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. $150,000 of these notes had the right to be exchanged for Class 3 Notes, however the right expired unexercised on December 5, 2011. $9,400 of these notes are additionally secured by all the payments received by the Company after July 26, 2011 for the sale of display inspection systems or contracts relating to display inspection systems. The other $150,000 of these Class 2 Note are additionally secured by all payments received by the Company after November 23, 2011 for the sale of display inspection systems or contracts relating to display inspection systems, however the notes are subordinate to certain Class 2 Notes.

In August 2011, the Company did not have sufficient cash on hand to meet its obligations. On August 22, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $82,000 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due September 30, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the Company committed to issue the purchaser 90 days warrants, a total of 101,096 warrants, however such issuance will be deferred until the shareholders approve an increase in authorized shares sufficient to allow their issuance. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Note are additionally secured by all payments received by the Company after August 22, 2011 for the sale of display inspection systems or contracts relating to display inspection systems.

On August 25, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $70,000 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due December 23, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the Company committed to issue the purchaser 90 days warrants, a total of 86,301 warrants, however such issuance will be deferred until the shareholders approve an increase in authorized shares sufficient to allow their issuance. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Notes are additionally secured by all payments received by the Company after November 23, 2011 for the sale of display inspection systems or contracts relating to display inspection systems.

In September 2011, the Company did not have sufficient cash on hand to meet its obligations. On September 27, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $124,000 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due September 30, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the Company committed to issue the purchaser 30 days warrants, a total of 50,959 warrants, however such issuance will be deferred until the shareholders approve an increase in authorized shares sufficient to allow their issuance. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Note are additionally secured by all payments received by the Company after September 27, 2011 for the sale of display inspection systems or contracts relating to display inspection systems.

In October 2011, the Company did not have sufficient cash on hand to meet its obligations. On October 7, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $86,000 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due November 30, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the Company committed to issue the purchaser 30 days warrants, a total of 35,342 warrants, however such issuance will be deferred until the shareholders approve an increase in authorized shares sufficient to allow their issuance. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Note are additionally secured by all payments received by the Company after October 7, 2011 for the sale of display inspection systems or contracts relating to display inspection systems.

On October 28, 2011, John R. Kiely, III, purchased Class 2 Notes in the amount of $130,000 which we used for general operating expenses. The notes bear interest at 10%, earn five warrants per year per dollar invested, and are due December 15, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the Company committed to issue the purchaser 30 days warrants, a total of 53,425 warrants, however such issuance will be deferred until the shareholders approve an increase in authorized shares sufficient to allow their issuance. Each warrant can be exercised for one share of our common stock at an exercise price of $0.10 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. These Class 2 Note are additionally secured by certain deposit payments received by the Company for the sale of display inspection systems or contracts relating to display inspection systems.

In November of 2011, the Company received a significant down payment from a customer for inspection systems. On November 23, 2011, the Company repaid John R. Kiely, III, $346,477.02 of principle and $3,090.55 of interest on Class 2 Notes secured by the payment.

On November 15, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchaser Agreement to raise the maximum amount of authorized notes outstanding from $10,000,000 to $11,000,000 to assure sufficient funding could be raised to allow the Company to keep operating.

On December 5, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchase Agreement to increae the maximum number of shares the Company can issue to key officers and employees from 8,328,000 to 15,000,000.

At December 31, 2011, the Company owed John R. Kiely, III, $1,321,844 of outstanding Class 3 Notes and $312,805 of associated interest, $2,070,695 of Class 2 Notes and $414,790 of associated interest, and 4,397,698 earned but not issued warrants valued at $14,570; Michael H. Kiely $1,190,194 of outstanding Class 3 Notes and $322,901 of associated interest, $100,750 of Class 2 Notes and $25,021 of associated interest, and 313,633 earned but not issued warrants valued at $1,039; and Maria P. Kiely $29,389 of outstanding Class 3 Notes and $6,767 of associated interest, $28,250 of Class 2 Notes and $10,178 of associated interest, and 103,325 earned but not issued warrants valued at $342. Warrants earned but not issued are valued using the Black-Scholes option-pricing model and changes in value are reflected in interest expense. The largest aggregate principal balance outstanding due John R. Kiely, III during the year ending December 31, 2011 was $3,823,939. The outstanding principal balance due John R. Kiely, III at March 18, 2012 was $3,811,610. The largest aggregate principal balance outstanding due Michael H. Kiely during the year ending December 31, 2011 was $1,290,944. The outstanding principal balance due Michael H. Kiely at March 18, 2012 was $1,290,944. The largest aggregate principal balance outstanding due Maria P. Kiely during the year ending December 31, 2011 was $57,639. The outstanding principal balance due Maria P. Kiely at March 18, 2012 was $57,639.

Related Party Transactions with Max A. Coon

Max A. Coon (“Mr. Coon”) is a Director of our Company. Mr. Coon holds Class 2 and Class 3 Notes personally and through Charlevoix Drive Properties, LLC., of which Mr. Coon is the principal partner. All references to Max A. Coon include his personal holdings and his holdings through Charlevoix Drive Properties, LLC. Max Andrew Coon is the grandson of Max A. Coon. We are treating Max Andrew Coon as a related person for purposes of Item 404 of Regulation S-K because he was raised by Mr. Coon. Transactions during the fiscal year ended December 31, 2011, with these related persons are as follows:

On November 15, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchaser Agreement to raise the maximum amount of authorized notes outstanding from $10,000,000 to $11,000,000 to assure sufficient funding could be raised to allow the Company to keep operating.

On December 5, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchase Agreement to increae the maximum number of shares the Company can issue to key officers and employees from 8,328,000 to 15,000,000.

At December 31, 2011, the Company owed Max A. Coon $298,161 of outstanding Class 3 Notes and $70,602 of associated interest, $125,000 of Class 2 Notes and $70,579 of associated interest, and 1,041,096 earned but not issued warrants valued at $3,449; and Max Andrew Coon $56,343 of outstanding Class 3 Notes and $13,230 of associated interest. Warrants earned but not issued are valued using the Black-Scholes option-pricing model and changes in value are reflected in interest expense. The largest aggregate principal balance outstanding due Max A. Coon during the year ending December 31, 2011 was $423,161. The outstanding principal balance due Max A. Coon at March 18, 2012 was $423,161. The largest aggregate principal balance outstanding due Max Andrew Coon during the year ending December 31, 2011 was $56,343. The outstanding principal balance due Max Andrew Coon at March 18, 2012 was $56,343.

2010 Related Party Transactions:

Related Party Transactions with John N. Hunter

J. N. Hunter beneficially owns more than 5% of our common stock Company and is therefore considered a related person for purposes of Item 404 of Regulation S-K. Transactions during the fiscal year ended December 31, 2010 with J.N. Hunter are as follows:

On January 1, 2010, a $60,106 interest payment for Class 3 Notes was due to Mr. Hunter. The Company did not have the cash available to make the interest payment per the terms of the 5th Amended Note and Warrant Purchase Agreement. Mr. Hunter accepted a Class 3 Note for $60,106 in payment of interest owed to him. The note bears interest at 12%, is convertible into the common stock of the Company at $0.15 per share, and is due October 1, 2010. All Class 3 Notes are secured by our intellectual property.

$1,656,112 of Class 2 Notes held by Mr. Hunter were due January 15, 2010. The Company did not have the cash to pay the notes on their due date and the investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 had until January 31, 2010 to exercise their right of first refusal on any new financing. On January 5, 2010, Mr. Hunter extended the due date on $1,089,112 of Class 2 Notes from January 15, 2010 to January 31, 2010 subject to the Company paying $2,000 of accrued interest due prior to January 15, 2010. The $2,000 interest payment was made to Mr. Hunter on January 12, 2010. Mr. Hunter extended the remaining $567,000 of Class 2 Notes from January 15, 2010 to April 30, 2010.

$1,656,112 of Class 2 Notes held by Mr. Hunter were due January 31, 2010. The Company did not have the cash to pay the notes on their due date and the investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 allowed their right of first refusal on new financing to expire unexercised. On February 1, 2010, Mr. Hunter extended the due date on $1,089,112 of the Class 2 Notes from January 31, 2010 to June 30, 2010. As additional consideration:

1)	Mr. Hunter was issued 699,041 warrants valued at $7,069 as an initial 90 days of warrants as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement against the $567,000 Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire 4 years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.
2)	Mr. Hunter received the right to exchange all or any part of the $567,000 of Class 2 Notes and their accrued interest for Class 3 Notes earning 12% interest, convertible into shares of the common stock of the Company at $0.15 per share, and maturing July 1, 2010. This right expired in 90 days and was never exercised by Mr. Hunter.

In February 2010, the Company did not have enough cash on hand to meet its obligations and there was insufficient collateral available to allow additional funds to be provided to the Company by other investors. On February 17, 2010, Mr. Hunter modified his secured orders to exclude the next $1,700,000 of payments received after February 17, 2010 for display inspections systems or contracts relating to them.

On March 23, 2010, Mr. Hunter was issued 551,469 warrants valued at $3,854 that had been accrued but not issued against Class 2 Notes in payment of interest as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire 4 years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.

$567,000 of Class 2 Notes held by Mr. Hunter and their associated interest were due on April 30, 2010, and the Company did not have sufficient cash to make the payment. On April 28, 2010, Mr. Hunter extended the due date of these Class 2 Notes from April 30, 2010 to May 31, 2010. No additional consideration was given to Mr. Hunter for this extension.

$567,000 of Class 2 Notes held by Mr. Hunter and their associated interest were due May 31, 2010, and the Company did not have sufficient cash to make the payment. On May 27, 2010, Mr. Hunter extended the due date of these Class 2 Notes from May 31, 2010 to June 30, 2010. No additional consideration was given to Mr. Hunter for this extension.

Some of the Company’s Class 2 Note holders wanted the option to apply payments made by the Company on their Class 2 Notes to the outstanding principal first rather than the accrued interest. Also, the note holders felt it was in their best interests to conform the language regarding Default Events in the agreement to the language regarding “forbearance from suit”. On June 18, 2010, the 5th Amended Note and Warrant Purchase Agreement was modified to:

1)	Allow payments made on Class 2 Notes to be applied first to principle if requested in writing by the note holder.
2)	Require more than 50% of the total principle and/or interest due to be defaulted in order for it to be considered an Event of Default.

$567,000 of Class 2 Notes held by Mr. Hunter and their associated interest were due on June 30, 2010, and the Company did not have sufficient cash to make the payment. On June 29, 2010, Mr. Hunter extended the due date of these Class 2 Notes from June 30, 2010 to July 31, 2010. No additional consideration was given to Mr. Hunter for this extension.

$1,490,167 of Class 3 Notes held by Mr. Hunter were due July 1, 2010, and the Company did not have sufficient cash to make the payment. On June 29, 2010, Mr. Hunter extended the due date of these Class 3 Notes from July 1, 2010 to August 1, 2010. No additional consideration was given to Mr. Hunter for this extension.

$62,683 of interest on Class 3 Notes held by Mr. Hunter was due July 1, 2010, and the Company did not have sufficient cash to make the payment. On June 29, 2010, Mr. Hunter deferred the due date of the interest payment to August 1, 2010, subject to the following conditions which were agreed to by the Company:

1)	The $1,309,371 of Class 3 Notes held by Mr. Hunter whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2)	The delayed interest payment of $62,683 would earn interest at an annual rate of 12%.

$1,656,112 of Class 2 Notes held by Mr. Hunter and their associated interest were due on July 31, 2010, and the Company did not have sufficient cash to make the payment. On July 21, 2010, Mr. Hunter extended the due date of these Class 2 Notes from July 31, 2010 to August 31, 2010. No additional consideration was given to Mr. Hunter for this extension.

$1,490,167 of Class 3 Notes held by Mr. Hunter were due August 1, 2010, and the Company did not have sufficient cash to make the payment. On July 21, 2010, Mr. Hunter extended the due date of these Class 3 Notes from August 1, 2010 to September 1, 2010. No additional consideration was given to Mr. Hunter for this extension.

$62,683 of interest on Class 3 Notes held by Mr. Hunter was due July 1, 2010 and had been deferred until August 1, 2010. The Company still did not have sufficient cash to make the payment. On July 21, 2010, Mr. Hunter deferred the due date of the interest payment to September 1, 2010, subject to the following conditions which were agreed to by the Company:

1)	The $1,309,371 of Class 3 Notes held by Mr. Hunter whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2)	The delayed interest payment of $62,683 would earn interest at an annual rate of 12%.

In July of 2010, the Company did not have sufficient cash on hand to meet its obligations. On July 23, 2010, Mr. Hunter purchased a Class 2 Note in the amount of $125,000 which we used for general operating expenses. The note bears interest at 10%, earns five warrants per year per dollar invested, and is due March 31, 2011. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 90 days warrants, a total of 154,110 warrants valued at $1,916, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. Mr. Hunter can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all initial order deposit payments received by the Company after September 10, 2010 for the sale of display inspection systems or contracts relating to display inspection systems, however it is subordinate to certain Class 2 Notes totaling $200,000.

On August 17, 2010, the Company chose to issue outstanding warrants to Class 2 note holders as provided for in the 5th Amended Note and Warrant Purchase Agreement. Mr. Hunter was issued 6,558,247 warrants valued at $81,309 that had been accrued but not issued against Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of purchase. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.

$1,656,112 of Class 2 Notes held by Mr. Hunter and their associated interest were due on August 31, 2010, and the Company did not have sufficient cash to make the payment. On August 23, 2010, Mr. Hunter extended the due date of these Class 2 Notes from August 31, 2010 to September 30, 2010. No additional consideration was given to Mr. Hunter for this extension.

$1,490,167 of Class 3 Notes held by Mr. Hunter were due September 1, 2010, and the Company did not have sufficient cash to make the payment. On August 23, 2010, Mr. Hunter extended the due date of these Class 3 Notes from September 1, 2010 to October 1, 2010. No additional consideration was given to Mr. Hunter for this extension.

$62,683 of interest on Class 3 Notes held by Mr. Hunter was due July 1, 2010 and had been deferred until September 1, 2010. The Company still did not have sufficient cash to make the payment. On August 23, 2010, Mr. Hunter deferred the due date of the interest payment to October 1, 2010, subject to the following conditions which were agreed to by the Company:

1)	The $1,309,371 of Class 3 Notes held by Mr. Hunter whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2)	The delayed interest payment of $62,683 would earn interest at an annual rate of 12%.

In summary, during 2010 we paid Mr. Hunter $2,000 in cash against interest due and issued 7,962,867 warrants valued at $94,148 in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share for up to four years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.

At December 31, 2010, the Company owed Mr. Hunter $1,490,167 of outstanding Class 3 Notes and $158,530 of associated interest, $1,781,112 of Class 2 Notes and $420,176 of associated interest, and 3,113,922 earned but not issued warrants valued at $15,635. Each warrant can be exercised for one share of our common stock at a weighted average exercise price of $0.15 per share for four years from the date of issue. Warrants earned but not issued are valued using the Black-Scholes option-pricing model and changes in value are reflected in interest expense. The largest aggregate principal balance outstanding due Mr. Hunter during the years ending December 31, 2010 was $3,271,279. The outstanding principal balance due Mr. Hunter at March 18, 2011 was $3,271,279.

Related Party Transactions with John R. Kiely, III

John R. Kiely, III, beneficially owns more than 5% of the common stock of our Company and is therefore considered a related person for purposes of Item 404 of Regulation S-K. Michael H. Kiely, brother of John R. Kiely, III, and Maria P. Kiely, Michael H. Kiely’s wife, are also considered related persons for purposes of Item 404 of Regulation S-K because of their family relationship with John R. Kiely, III. Transactions during the fiscal year ended December 31, 2010, with these related persons are as follows:

On January 1, 2010, $53,340 in interest payments for Class 3 Notes were due to John R. Kiely, III, $36,089 in interest payments for Class 3 Notes were due to Michael H. Kiely, and $1,139 in interest payments for Class 3 Notes were due to Maria P. Kiely. The Company did not have the cash available to make the interest payments per the terms of the 5th Amended Note and Warrant Purchase Agreement. The Kiely’s accepted Class 3 Notes of $53,340, $36,089, and $1,139 respectively in payment of the interest owed to them. The notes bear interest at 12%, are convertible into the common stock of the Company at $0.15 per share, and are due October 1, 2010. All Class 3 Notes are secured by our intellectual property.

In January of 2010, the Company did not have sufficient cash on hand to meet its obligations and the investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 had until January 31, 2010 to exercise their right of first refusal on any new financing. On January 11, 2010, Michael H. Kiely purchased a Class 2 Note in the amount of $170,000 which we used for general operating expenses. The note bears interest at 12% and is due February 5, 2010. The note carried a provision that it be automatically converted into a Class 3 Note if the investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 did not exercise their right to participate in any new financing. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all payments received by the Company after February 2, 2010 for the sale of display inspection systems or contracts relating to display inspection systems, however it is subordinate to all Class 2 Notes outstanding as of January 11, 2010.

$525,000 of Class 2 Notes held by John R. Kiely, III, $85,750 of Class 2 Notes held by Michael H. Kiely, and $28,250 of Class 2 Notes held by Maria P. Kiely were due January 15, 2010. The Company did not have the cash to pay the notes on their due date and the investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 had until January 31, 2010 to exercise their right of first refusal on any new financing. On January 4, 2010, the Kiely’s extended the due date on these Class 2 Notes from January 15, 2010 to April 30, 2010. The investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 allowed their right of first refusal on new financing to expire unexercised. As additional consideration:

1)	On February 1, 2010, John R. Kiely, III was issued 647,260 warrants valued at $6,545, Michael H. Kiely was issued 105,719 warrants valued at $1,069, and Maria P. Kiely was issued 34,829 warrants valued at $352 as an initial 90 days of warrants as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement against the Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.
2)	The Kiely’s received the right to exchange all or any part of the $639,000 of Class 2 Notes and their accrued interest for Class 3 Notes earning 12% interest, convertible into shares of the common stock of the Company at $0.15 per share, and matured July 1, 2010. This right expired in 90 days and was never exercised by any of the Kiely’s.

The investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 did not exercise their right to participate in new financing. On February 1, 2010, as provided for in the terms of his note dated January 11, 2010, Michael H. Kiely’s Class 2 Note in the amount of $170,000 and related unpaid interest of $1,118 was exchanged for a Class 3 Note in the amount of $171, 118. The note bears interest at 12%, is convertible into the common stock of the Company at $0.15 per share, and is due October 1, 2010. All Class 3 Notes are secured by our intellectual property.

In February 2010, the Company did not have sufficient cash on hand to meet its obligations. On February 18, 2010, John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $200,000 which we used for general operating expenses. The note bears interest at 10%, earns five warrants per year per dollar invested, and is due March 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 90 days warrants, a total of 246,575 warrants valued at $2,675, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all payments received by the Company after February 18, 2010 for the sale of display inspection systems or contracts relating to display inspection systems excluding certain monthly engineering contract fees and all initial deposits, however it is subordinate to certain Class 2 Notes totaling $200,000.

On March 23, 2010, John R. Kiely, III was issued 510,619 warrants valued at $3,569, Michael H. Kiely was issued 83,401 warrants valued at $583, and Maria P. Kiely was issued 27,476 warrants valued at $192 that had been accrued but not issued against Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.

In May 2010, the Company did not have enough cash on hand to meet its obligations. On May 26, 2010, Michael H. Kiely purchased a Class 3 Note in the amount of $85,000 which we used for general operating expenses. The note bears interest at 12%, is convertible into the common stock of the Company at $0.15 per share, and is due October 1, 2010. All Class 3 Notes are secured by our intellectual property.

$525,000 of Class 2 Notes held by John R. Kiely, III, $85,750 of Class 2 Notes held by Michael H. Kiely, and $28,250 of Class 2 Notes held by Maria P. Kiely were due on April 30, 2010, and the Company did not have sufficient cash to make the payment. On April 28, 2010, the Kiely’s extended the due dates of their respective Class 2 Notes from April 30, 2010 to May 31, 2010. No additional consideration was given to the Kiely’s for this extension.

$525,000 of Class 2 Notes held by John R. Kiely, III, $85,750 of Class 2 Notes held by Michael H. Kiely, and $28,250 of Class 2 Notes held by Maria P. Kiely were due on April 30, 2010, and the Company did not have sufficient cash to make the payment. On May 26, 2010, the Kiely’s extended the due dates of their respective Class 2 Notes from May 31, 2010 to June 30, 2010. No additional consideration was given to the Kiely’s for this extension.

Some of the Company’s Class 2 Note holders wanted the option to apply payments made by the Company on their Class 2 Notes to the outstanding principal first rather than the accrued interest. Also, the note holders felt it was in their best interests to conform the language regarding Default Events in the agreement to the language regarding “forbearance from suit”. On June 18, 2010, the 5th Amended Note and Warrant Purchase Agreement was modified to:

1)	Allow payments made on Class 2 Notes to be applied first to principle if requested in writing by the note holder.
2)	Require more than 50% of the total principle and/or interest due to be defaulted in order for it to be considered an Event of Default.

$525,000 of Class 2 Notes held by John R. Kiely, III, $85,750 of Class 2 Notes held by Michael H. Kiely, and $28,250 of Class 2 Notes held by Maria P. Kiely were due on June 30, 2010, and the Company did not have sufficient cash to make the payment. On June 21, 2010, the Kiely’s extended the due dates of their respective Class 2 Notes from June 30, 2010 to July 31, 2010. No additional consideration was given to the Kiely’s for this extension.

$1,321,844 of Class 3 Notes held by John R. Kiely, III, $1,070,805 of Class 3 Notes held by Michael H. Kiely, and $29,389 of Class 3 Notes held by Maria P. Kiely were due July 1, 2010, and the Company did not have sufficient cash to make the payment. On June 21, 2010, the Kiely’s extended the due dates of their respective Class 3 Notes from July 1, 2010 to August 1, 2010. No additional consideration was given to the Kiely’s for this extension.

$55,627 of interest on Class 3 Notes held by John R. Kiely, III, $57,529 of interest on Class 3 Notes held by Michael H. Kiely, and $1,188 of interest on Class 3 Notes held by Maria P. Kiely was due July 1, 2010, and the Company did not have sufficient cash to make the payment. On June 21, 2010, the Kiely’s deferred the due dates of their respective interest payments to August 1, 2010, subject to the following conditions which were agreed to by the Company:

1)	The $1,160,266 of Class 3 Notes held by John R. Kiely, III, the $377,488 of Class 3 Notes held by Michael H. Kiely, and the $28,250 of Class 3 Notes held by Maria P. Kiely whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2)	The delayed interest payments collectively totaling $114,344 would earn interest at an annual rate of 12%.

$525,000 of Class 2 Notes held by John R. Kiely, III, $85,750 of Class 2 Notes held by Michael H. Kiely, and $28,250 of Class 2 Notes held by Maria P. Kiely were due on July 31, 2010, and the Company did not have sufficient cash to make the payment. On July 22, 2010, the Kiely’s extended the due dates of their respective Class 2 Notes from July 31, 2010 to August 31, 2010. No additional consideration was given to the Kiely’s for this extension.

$1,321,844 of Class 3 Notes held by John R. Kiely, III, $1,100,194 of Class 3 Notes held by Michael H. Kiely, and $29,389 of Class 3 Notes held by Maria P. Kiely were due August 1, 2010, and the Company did not have sufficient cash to make the payment. On July 22, 2010, the Kiely’s extended the due dates of their respective Class 3 Notes from August 1, 2010 to September 1, 2010. No additional consideration was given to the Kiely’s for this extension.

$69,666 of interest on Class 3 Notes held by John R. Kiely, III, $68,363 of interest on Class 3 Notes held by Michael H. Kiely, and $1,500 of interest on Class 3 Notes held by Maria P. Kiely was due August 1, 2010, and the Company did not have sufficient cash to make the payment. On July 22, 2010, the Kiely’s deferred the due dates of their respective interest payments to September 1, 2010, subject to the following conditions which were agreed to by the Company:

1)	The $1,160,266 of Class 3 Notes held by John R. Kiely, III, the $377,488 of Class 3 Notes held by Michael H. Kiely, and the $28,250 of Class 3 Notes held by Maria P. Kiely whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2)	The delayed interest payments collectively totaling $135,529 would earn interest at an annual rate of 12%.

On August 17, 2010, the Company chose to issue outstanding warrants to Class 2 Note holders as provided for in the 5th Amended Note and Warrant Purchase Agreement. John R. Kiely, III was issued 247,147 warrants valued at $3,064, John R. Kiely, III and Michael H. Kiely as co-trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 were issued 306,651 warrants valued at $3,802, Michael H. Kiely was issued 126,864 warrants valued at $1,573, and Maria P. Kiely was issued 41,795 warrants valued at $518 that had been accrued but not issued against Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire August 17, 2014. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.

$525,000 of Class 2 Notes held by John R. Kiely, III, $85,750 of Class 2 Notes held by Michael H. Kiely, and $28,250 of Class 2 Notes held by Maria P. Kiely were due on August 31, 2010, and the Company did not have sufficient cash to make the payment. On August 18 and 19, 2010, the Kiely’s extended the due dates of their respective Class 2 Notes from August 31, 2010 to September 30, 2010. No additional consideration was given to the Kiely’s for this extension.

$1,321,844 of Class 3 Notes held by John R. Kiely, III, $1,100,194 of Class 3 Notes held by Michael H. Kiely, and $29,389 of Class 3 Notes held by Maria P. Kiely were due September 1, 2010, and the Company did not have sufficient cash to make the payment. On August 18 and 19, 2010, the Kiely’s extended the due dates of their respective Class 3 Notes from September 1, 2010 to October 1, 2010. No additional consideration was given to the Kiely’s for this extension.

$83,704 of interest on Class 3 Notes held by John R. Kiely, III, $80,203 of interest on Class 3 Notes held by Michael H. Kiely, and $1,811 of interest on Class 3 Notes held by Maria P. Kiely was due September 1, 2010, and the Company did not have sufficient cash to make the payment. On August 18 and 19, 2010, the Kiely’s deferred the due dates of their respective interest payments to October 1, 2010, subject to the following conditions which were agreed to by the Company:

1)	The $1,160,266 of Class 3 Notes held by John R. Kiely, III, the $377,488 of Class 3 Notes held by Michael H. Kiely, and the $28,250 of Class 3 Notes held by Maria P. Kiely whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2)	The delayed interest payments collectively totaling $165,718 would earn interest at an annual rate of 12%.

In August 2010, the Company did not have enough cash on hand to meet its obligations. On August 24, 2010 John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $50,950 which we used for general operating expenses. The note bears interest at 10%, earns five warrants per year per dollar invested, and is due September 30, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 30 days warrants, a total of 20,938 warrants valued at $360, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by deposits for two specific invoices.

On August 31, 2010, John R. Kiely, III, and Michael H. Kiely as co-trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $55,500 which we used for general operating expenses. The note bears interest at 10%, earns five warrants per year per dollar invested, and is due September 30, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser was issued 30 days warrants, a total of 22,808 warrants valued at $392, on the date of the note purchase. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. Mr. Kiely can elect to forgo earning additional warrants at any time and instead earn an additional 2% interest. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by a specific invoice.

In September of 2010, payment was received for the invoices specified as security for the Class 2 Note purchased by John R. Kiely, III, and Michael H. Kiely as joint trustees on August 24, 2012 for $50,950. On September 7, 2010 these funds were used to repay the note in full plus interest of $195.42.

In September 2010, the Company did not have enough cash on hand to meet its obligations. On September 27, 2010 John R. Kiely purchased a Class 2 Note in the amount of $86,000 which we used for general operating expenses. The note bears interest at 12% and is due October 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser can forgo the additional 2% interest at any time and accrue warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all initial deposits received by the Company after September 27, 2010 for the sale of display inspection systems or contracts relating to display inspection systems, however it is subordinate to certain Class 2 Notes.

On September 28, 2010, John R. Kiely purchased a Class 2 Note in the amount of $39,000 which we used for general operating expenses. The note bears interest at 12% and is due October 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser can forgo the additional 2% interest at any time and accrue warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all initial deposits received by the Company after September 27, 2010 for the sale of display inspection systems or contracts relating to display inspection systems, however it is subordinate to certain Class 2 Notes.

On September 28, 2010, John R. Kiely, III, and Michael H. Kiely as co-trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $79,150 which we used for general operating expenses. The note bears interest at 12% and is due October 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser can forgo the additional 2% interest at any time and accrue warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all payments received by the Company after September 27, 2010 for the sale of display inspection systems or contracts relating to display inspection systems excluding initial deposits and two specific invoices, however it is subordinate to certain Class 2 Notes totaling $200,000.

In October of 2010, payment was received for certain invoices specified as security for certain Class 2 Notes, but the Company did not have sufficient funds to meet all of its obligations. Some Class 2 Notes were repaid from invoice payments received as required by the terms of the Class 2 Notes and some new Class 2 Notes were issued to provide operating funds as follows:

On October 13, 2010, payments received from secured invoices were used to repay the $55,500 Class 2 Note purchased by John R. Kiely, III, and Michael H. Kiely as co-trustees on August 31, 2010, in full plus its accrued interest of $732.90.

On October 14, 2010, payments received from secured invoices were used to repay the $55,412 Class 2 Note purchased by John R. Kiely, III, plus its accrued interest of $13,738.28.

On October 25, 2010, payments received from secured invoices were used to repay the $9,827 Class 2 Note purchased by John R. Kiely, III, plus its accrued interest of $172.79.

On October 25, 2010, Michael H. Kiely purchased a Class 2 Note in the amount of $15,000 which we used for general operating expenses. The note bears interest at 12% and is due December 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser can forgo the additional 2% interest at any time and accrue warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. All Class 2 Notes are secured by our intellectual property. There was no additional security for this note.

On October 25, 2010, John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $111,784 which we used $25,000 to pay interest and principle on a Class 2 Note to an unrelated party and the balance for general operating expenses. The note bears interest at 12% and is due October 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser can forgo the additional 2% interest at any time and accrue warrants at the rate of 5 warrants per year per dollar invested. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire 4 years from the date of issue. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all payments received by the Company after September 27, 2010 for the sale of display inspection systems or contracts relating to display inspection systems excluding initial deposits and a specific invoice, however it is subordinate to certain Class 2 Notes totaling $200,000.

In November 2010, the Company did not have enough cash on hand to meet its obligations. On November 2, 2010, John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust Dated November 3, 1986 released their interest in $166,006 of specified payments. No other consideration was given to the Kiely’s for this release.

In December 2010, the Company did not have enough cash on hand to meet its obligations. On December 16, 2010, John R. Kiely, III, released his interest in the next $500,00 of payments received after December 15, 2010. No other consideration was given to the Kiely’s for this release.

In December 2010, the Company did not have enough cash on hand to meet its obligations. On December 16, 2010, John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust Dated November 3, 1986 released their interest in the next $100,00 of payments received after December 15, 2010. No other consideration was given to the Kiely’s for this release.

In December 2010, the Company did not have enough cash on hand to meet its obligations. On December 17, 2010 John R. Kiely, III, and Michael H. Kiely as joint trustees of the Michael Hughes Kiely 1986 Family Trust dated November 3, 1986 purchased a Class 2 Note in the amount of $125,000 which we used for general operating expenses. The note bears interest at 12% and is due October 31, 2010. As provided for in the 5th Amended Note and Warrant Purchase Agreement, the purchaser can forgo the additional 2% interest at any time and accrue warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. All Class 2 Notes are secured by our intellectual property. This Class 2 Note was additionally secured by all payments received by the Company after December 15, 2010 for the sale of display inspection systems or contracts relating to display inspection systems excluding certain monthly engineering contract fees and all initial deposits, however the next $350,000 of such payments are excluded.

During 2010, we paid the Kiely’s $14,839 in cash and issued $19,628 of warrants in payment of interest. We also issued during 2010 warrants to both Michael Kiely and Maria Kiely valued at $3,417 and $870 respectively.

At December 31, 2010 the Company owed John R. Kiely, III, $1,321,844 of outstanding Class 3 Notes and $140,661 of associated interest, $1,100,695 of Class 2 Notes and $224,044 of associated interest, and 1,266,242 earned but not issued warrants valued at $6,358; Michael H. Kiely $1,190,194 of outstanding Class 3 Notes and $140,679 of associated interest, $100,750 of Class 2 Notes and $22,449 of associated interest, and 159,753 earned but not issued warrants valued at $802; and Maria P. Kiely $29,389 of outstanding Class 3 Notes and $3,050 of associated interest, $28,250 of Class 2 Notes and $7,288 of associated interest, and 52,360 earned but not issued warrants valued at $264. Warrants earned but not issued are valued using the Black-Scholes option-pricing model and changes in value are reflected in interest expense. The largest aggregate principal balance outstanding due John R. Kiely, III during the year ending December 31, 2010 was $2,593,728. The outstanding principal balance due John R. Kiely, III at March 18, 2011 was $2,962,539. The largest aggregate principal balance outstanding due Michael H. Kiely during the year ending December 31, 2010 was $1,290,944. The outstanding principal balance due Michael H. Kiely at March 18, 2011 was $3,271,279. The largest aggregate principal balance outstanding due Maria P. Kiely during the year ending December 31, 2010 was $57,639. The outstanding principal balance due Maria P. Kiely at March 18, 2011 was $57,639.

Related Party Transactions with Max A. Coon

Max A. Coon (“Mr. Coon”) is a Director of our Company. Mr. Coon holds Class 2 and Class 3 Notes personally and through Charlevoix Drive Properties, LLC., of which Mr. Coon is the principal partner. All references to Max A. Coon include his personal holdings and his holdings through Charlevoix Drive Properties, LLC. Max Andrew Coon is the grandson of Max A. Coon. We are treating Max Andrew Coon as a related person according to Item 404 of Regulation S-K because he was raised by Mr. Coon. Transactions during the fiscal year ended December 31, 2010, with these related persons are as follows:

On January 1, 2010, $12,043 in interest payments for Class 3 Notes were due to Mr. Coon and $2,248 in interest payments for Class 3 Notes were due to Max Andrew Coon. The Company did not have the cash available to make the interest payments per the terms of the 5th Amended Note and Warrant Purchase Agreement. The Coon’s accepted Class 3 Notes totaling $12,043 and $2,248 respectively in payment of the interest owed to them. The notes bear interest at 12%, are convertible into the common stock of the Company at $0.15 per share, and are due October 1, 2010. All Class 3 Notes are secured by our intellectual property.

$125,000 of Class 2 Notes held by Charlevoix Drive Properties, LLC were due January 15, 2010. The Company did not have the cash to pay the notes on their due date and the investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 had until January 31, 2010 to exercise their right of first refusal on any new financing. On January 5, 2010, Mr. Coon extended the due date on this Class 2 Note from January 15, 2010 to April 30, 2010. The investors from the Securities Purchase Agreement dated April 12, 2005 and its Waiver and Amendment dated September 15, 2008 allowed their right of first refusal on new financing to expire unexercised. As additional consideration:

1.	On February 1, 2010, Charlevoix Drive Properties, LLC was issued 154,110 warrants valued at $1,558 as an initial 90 days of warrants as allowed by the terms of the 5th Amended Note and Warrant Purchase Agreement against the Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.
2.	Charlevoix Drive Properties, LLC received the right to exchange all or any part of the $125,000 of Class 2 Note and the accrued interest for Class 3 Notes earning 12% interest, convertible into shares of the common stock of the Company at $0.15 per share, and maturing July 1, 2010. This right expired in 90 days and was never exercised.

On March 23, 2010, Charlevoix Drive Properties, LLC was issued 121,575 warrants valued at $850 that had been accrued but not issued against Class 2 Notes in payment of interest. Each warrant can be exercised for one share of our common stock at an exercise price of $0.15 per share. The warrants expire four years from the date of issue. When warrants are issued they are valued at the date of issuance using the Black-Scholes option pricing model.

$125,000 of Class 2 Notes held by Charlevoix Drive Properties, LLC were due on April 30, 2010, and the Company did not have sufficient cash to make the payment. On April 26, 2010, Mr. Coon extended the due date of the Class 2 Note from April 30, 2010 to May 31, 2010. No additional consideration was given to Charlevoix Drive Properties, LLC for this extension.

$125,000 of Class 2 Notes held by Charlevoix Drive Properties, LLC were due on April 30, 2010, and the Company did not have sufficient cash to make the payment. On May 25, 2010, Mr. Coon extended the due dates of the Class 2 Notes from May 31, 2010 to June 30, 2010. No additional consideration was given to Charlevoix Drive Properties, LLC for this extension.

Some of the Company’s Class 2 Note holders wanted the option to apply payments made by the Company on their Class 2 Notes to the outstanding principal first rather than the accrued interest. Also, the note holders felt it was in their best interests to conform the language regarding Default Events in the agreement to the language regarding “forbearance from suit”. On June 18, 2010, the 5th Amended Note and Warrant Purchase Agreement was modified to:

1.	Allow payments made on Class 2 Notes to be applied first to principle if requested in writing by the note holder.
2.	Require more than 50% of the total principle and/or interest due to be defaulted in order for it to be considered an Event of Default.

$125,000 of Class 2 Notes held by Charlevoix Drive Properties, LLC were due on June 30, 2010, and the Company did not have sufficient cash to make the payment. On June 25, 2010, Mr. Coon extended the due date of the Class 2 Note from June 30, 2010 to July 31, 2010. No additional consideration was given to Charlevoix Drive Properties, LLC for this extension.

$298,161 of Class 3 Notes held by Max A. Coon, and $56,343 of Class 3 Notes held by Max Andrew Coon were due July 1, 2010, and the Company did not have sufficient cash to make the payment. On June 21, 2010, the Coon’s extended the due dates of their respective Class 3 Notes from July 1, 2010 to August 1, 2010. No additional consideration was given to the Coon’s for this extension.

$12,559 of interest on Class 3 Notes held by Max A. Coon, and $2,344 of interest on Class 3 Notes held by Max Andrew Coon was due July 1, 2010, and the Company did not have sufficient cash to make the payment. On June 25, 2010, the Coon’s deferred the due dates of their respective interest payments to August 1, 2010, subject to the following conditions which were agreed to by the Company:

1.	The $298,161 of Class 3 Notes held by Max A. Coon, and the $56,343 of Class 3 Notes held by Max Andrew Coon whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2.	The delayed interest payments collectively totaling $14,903 would earn interest at an annual rate of 12%.

$125,000 of Class 2 Notes held by Charlevoix Drive Propertieswere due on July 31, 2010, and the Company did not have sufficient cash to make the payment. On July 26, 2010, Mr. Coon extended the due date of the Class 2 Note from July 31, 2010 to August 31, 2010. No additional consideration was given to Charlevoix Drive Properties, LLC for this extension.

$298,161 of Class 3 Notes held by Max A. Coon, and $56,343 of Class 3 Notes held by Max Andrew Coon were due August 1, 2010, and the Company did not have sufficient cash to make the payment. On July 26, 2010, the Coon’s extended the due dates of their respective Class 3 Notes from August 1, 2010 to September 1, 2010. No additional consideration was given to the Coon’s for this extension.

$15,726 of interest on Class 3 Notes held by Max A. Coon, and $2,942 of interest on Class 3 Notes held by Max Andrew Coon was due August 1, 2010, and the Company did not have sufficient cash to make the payment. On July 26, 2010, the Coon’s deferred the due dates of their respective interest payments to September 1, 2010, subject to the following conditions which were agreed to by the Company:

1.	The $298,161 of Class 3 Notes held by Max A. Coon, and the $56,343 of Class 3 Notes held by Max Andrew Coon whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2.	The delayed interest payments collectively totaling $18,668 would earn interest at an annual rate of 12%.

$125,000 of Class 2 Notes held by Charlevoix Drive Propertieswere due on July 31, 2010, and the Company did not have sufficient cash to make the payment. On August 26, 2010, Mr. Coon extended the due date of the Class 2 Note from August 31, 2010 to September 30, 2010. No additional consideration was given to Charlevoix Drive Properties, LLC for this extension.

$298,161 of Class 3 Notes held by Max A. Coon, and $56,343 of Class 3 Notes held by Max Andrew Coon were due September 1, 2010, and the Company did not have sufficient cash to make the payment. On August 26, 2010, the Coon’s extended the due dates of their respective Class 3 Notes from September 1, 2010 to October 1, 2010. No additional consideration was given to the Coon’s for this extension.

$18,892 of interest on Class 3 Notes held by Max A. Coon, and $3,541 of interest on Class 3 Notes held by Max Andrew Coon was due September 1, 2010, and the Company did not have sufficient cash to make the payment. On August 26, 2010, the Coon’s deferred the due dates of their respective interest payments to October 1, 2010, subject to the following conditions which were agreed to by the Company:

1.	The $298,161 of Class 3 Notes held by Max A. Coon, and the $56,343 of Class 3 Notes held by Max Andrew Coon whose interest rate was 8% have their interest rate increased to 12% during the extension period.
2.	The delayed interest payments collectively totaling $22,433 would earn interest at an annual rate of 12%.

At December 31, 2010, the Company owed Max A. Coon $298,161 of outstanding Class 3 Notes and $31,747 of associated interest, $125,000 of Class 2 Notes and $53,079 of associated interest, and 212,328 earned but not issued warrants valued at $1,066; and Max Andrew Coon $56,343 of outstanding Class 3 Notes and $5,953 of associated interest. Warrants earned but not issued are valued using the Black-Scholes option-pricing model and changes in value are reflected in interest expense. The largest aggregate principal balance outstanding due Max A. Coon during the year ending December 31, 2010 was $298,161. The outstanding principal balance due Max A. Coon at March 18, 2011 was $423,161. The largest aggregate principal balance outstanding due Max Andrew Coon during the year ending December 31, 2010 was $56,343. The outstanding principal balance due Max Andrew Coon at March 18, 2011 was $56,343.

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

Item 14. Principal Accounting Fees and Services

Relationship with Independent Public Accountants

The firm of Rehmann Robson served as the Company’s independent auditors for the year ended December 31, 2011. During the years ended December 31, 2010 and December 31, 2011, Rehmann Robson billed the Company for its services as follows:

Audit Fees

Fees billed for professional services rendered for the audit of the Company’s annual financial statements included in the Annual Report on Form 10-K for the years ended December 31, 2010 and December 31, 2011 and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q filed with the Securities and Exchange Commission during those fiscal years:

2010:     $58,500

2011:     $51,850

Tax Fees

For aggregate fees billed for professional services rendered for the preparation of the Company’s annual tax returns for the years ended December 31, 2010 and December 31, 2011:

2010:     $3,000

2011:     $3,000

All Other Fees

For aggregate fees billed for professional fees with regard to the SEC comment letters on the registration statement and proxy statement and specific tax consulting projects for the years ended December 31, 2010 and December 31, 2011:

2010:     $4,825

2011:     $ 750

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

Exhibit
Number	Description of Document
3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 000-12728, and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 000-12728, and incorporated herein by reference).
3.3	Certificate of Designation effective April 11, 2005 and amendment to the By-Laws of the Registrant effective March 23, 2005 (filed as Exhibit 4(b) to the registrant’s Form 8-K dated April 14, 2005, SEC file 000-12728, and incorporated herein by reference).
3.4	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 27, 2005 (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form SB-2 filed on June 9, 2005, SEC File No. 333-125669, and incorporated herein by reference).
3.5	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on April 19, 2007 (filed as Exhibit 3.5 to the registrant’s Registration Statement on Form S-1 filed on April 18, 2008, SEC file No. 333-125669, and incoprorated herein by reference).
3.6	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 28, 2008 (filed as Exhibit 3.6 to the registrant’s Form 10-Q for the quarter ended June 30, 2008, SEC file No. 000-12728, and incorporated herein by reference).

3.7	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 21, 2009 (filed as Exhibit 3.7 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file No. 000-12728, and incorporated herein by reference).
4.1	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 000-12728, and incorporated herein by reference).
4.2	Securities Purchase Agreement, Effective April 12, 2005 (filed as Exhibit 4.(A) to registrant’s Form 8-K filed April 14, 2005, SEC file 000-12728, and incorporated herein by reference).
4.3	Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 000-12728, and incorporated herein by reference).
4.4	Form of Consent to Modifications dated August 13, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.4 to registrant’s Form 10-QSB for the quarter ended June 30, 2007, SEC file 000-12728, and incorporated herein by reference).
4.5	Form of Consent to Modifications dated October 10, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to registrant’s Form 10-QSB for the quarter ended September 30, 2007, SEC file 000-12728, and incorporated herein by reference).
4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008 (filed as Exhibit 4.7 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
4.8	Form of Amended Security Agreement dated March 6, 2008 (filed as Exhibit 4.8 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
4.9	Form of Consent to Amend and Replace Agreements dated March 12, 2008 (filed as Exhibit 4.9 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement (filed as Exhibit 4.10 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
4.11	Waiver and Amendment Agreement, effective September 15, 2008, and the Registration Rights Agreement and common stock Warrants, made a part thereof, among the respective parties thereto (filed as Exhibit 4.1 to the registrant’s Form 8-K filed September 15, 2008, SEC file 000-12728, and incorporated herein by reference).
4.12	Exchange Agreements, effective September 15, 2008, among the respective parties thereto (filed as Exhibit 4.3 to the registrant’s Form 8-K filed September 15, 2008, SEC file 000-12728, and incorporated herein by reference).
4.13	Form of Consent to Amend and Replace Agreements dated June 10, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).
4.14	Form of Consent to Amend and Replace Agreements dated June 24, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).
4.15	Form of Consent to Amend and Replace Agreements dated September 16, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file 000-12728, and incorporated herein by reference).
4.16	Form of Consent to Modifications dated April 19, 2010, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.16 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).
4.17	Form of Amendment Agreement dated April 22, 2010, modifying the terms of certain warrants issued pursuant to the Waiver and Amendment Agreement (filed as Exhibit 4.17 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).
4.18	Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.18 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.19	Consent to Modifications dated June 18, 2010 (filed as Exhibit 4.19 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).
4.20	Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.20 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).
4.21	Form of Consent to Modifications dated November 15, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement.
4.22	Form of Consent to Modifications dated December 5, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement.
10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 000-12728, and incorporated herein by reference).
10.2	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 000-12728, and incorporated herein by reference).
10.3	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC file 000-12728, and incorporated herein by reference).
10.4	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, SEC file 000-12728, and incorporated herein by reference).
10.5	Integral Vision, Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.5 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
10.6	Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.6 to the registrant’s Schedule 14A filed March 26, 2009, SEC file 000-12728, and incorporated herein by reference).
10.7	Form of Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan. (filed as Exhibit 10.7 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).
14	Code of Ethics (filed as Exhibit 14 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).
23.1	Consent of Rehmann Robson, independent registered public accounting firm.
31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(e) or Rule 15d-14(a).
32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL VISION, INC.

By:	/S/ CHARLES J. DRAKE
Charles J. Drake, Chairman of the Board and Chief Executive Officer

Date: April 16, 2012

By:	/S/ MARK R. DOEDE
Mark R. Doede, President, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ CHARLES J. DRAKE	Chairman of the Board, Chief
Charles J. Drake	Executive Officer, and Director

Date: April 16, 2012

/S/ MAX A. COON	Vice Chairman and Director
Max A. Coon

Date: April 16, 2012

/S/ VINCENT SHUNSKY	Director
Vincent Shunsky

Date: April 16, 2012

/S/ WILLIAM B. WALLACE	Director
William B. Wallace

Date: April 16, 2012

/S/ MARK R. DOEDE	Director
Mark R. Doede

Date: April 16, 2012

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Integral Vision, Inc.

Wixom, Michigan

We have audited the accompanying balance sheets of Integral Vision, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integral Vision, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Rehmann Robson, P.C.

Troy, Michigan

April 16, 2012

Balance Sheets

Integral Vision, Inc.

	December 31
	2011	2010
	(in thousands)
Assets
Current assets
Cash	$116	$23
Accounts receivable	35	49
Inventories	203	213
Other current assets	128	93
Total current assets	482	378

Property and equipment
Building improvements	4	4
Production and engineering equipment	357	357
Furniture and fixtures	80	80
Computer equipment	201	201
Marketing/demonstration equipment	139	139
	781	781
Less accumulated depreciation	743	670
Net property and equipment	38	111

Other assets - net of accumulated amortization of $1,597,000 for 2011 and $1,583,000 for 2010	37	43
	37	43
Total assets	$557	$532

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable ($827,534 in default in 2011. See Note C.)	$828	$1,056
Notes payable to related parties and directors ($4,511,098 in default in 2011. See Notes C and D.)	5,011	7,522
Loan payable	11	-
Accounts payable	221	221
Customer deposits	1,192	-
Accrued compensation and related costs	355	318
Accrued warrants for interest	43	30
Accrued interest ($168,911 of interest is due on notes in default in 2011.( See Note C.)	295	167
Accrued interest related parties and directors ($1,149,417of interest is due on notes in default in 2011. See Notes C and D.)	2,214	1,208
Accrued product warranty	51	87
Accrued sales commissions	48	48
Accrued professional services	66	79
Other accrued liabilities	54	18
Deferred revenue	53	346
Total current liabilities	10,442	11,100

Long-term debt
Notes payable (See Note C)	295	-
Notes payable related parties and directors (See Note C and D)	3,481	-
Total liabilities	14,218	11,100

Commitments and contingencies (Note C, H, and J) Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (35,675,409 in 2010)	54,024	54,020
Accumulated deficit	(67,685)	(64,588)
Total stockholders' deficit	(13,661)	(10,568)
Total liabilities and stockholders' deficit	$557	$532

The accompanying notes are an integral part of these financial statements.

Statements of Operations

Integral Vision, Inc.

	Year Ended December 31,
	2011	2010
	(In thousands, except per share data)
Revenues:
Net product sales	$525	$1,606
Costs of sales:
Costs of sales for products	325	596
Depreciation and amortization	16	18
Total costs of sales	341	614
Gross margin	184	992

Other costs and expenses:
Marketing	325	419
General and administrative	1,034	1,207
Engineering and development	692	804
Total other costs and expenses	2,051	2,430
Operating loss	(1,867)	(1,438)
Other income (expense)	(42)	2
Troubled debt restructuring gain	72	-
Interest expense	(161)	(302)
Interest expense related parties and directors	(1,099)	(700)
Foreign currency translation loss	-	(1)
Loss from operations before income taxes	(3,097)	(2,439)
Income taxes	-	-
Net loss	$(3,097)	$(2,439)

Basic and diluted loss per share	$(0.09)	$(0.07)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	34,346

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders’ Deficit

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2010	30,866,409	$6,173	$47,528	$(62,149)	$(8,448)
Changed stated value of common stock from $0.20 to no stated value		47,528	(47,528)		-
Net loss for the year				(2,439)	(2,439)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )		139			139
Exercise of warrants	3,467,000	2			2
Share-based compensation	1,342,000	178			178
Balances at December 31, 2010	35,675,409	$54,020	$-	$(64,588)	$(10,568)
Net loss for the year				(3,097)	(3,097)
Issuance of warrants for settlement of interest on Class 2 Notes (See Note C )	-	4		-	4
Balances at December 31, 2011	35,675,409	$54,024	$-	$(67,685)	$(13,661)

The accompanying notes are an integral part of these financial statements.

Statements of Cash Flows

Integral Vision, Inc.

	Year Ended December 31
	2011	2010
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(3,097)	$(2,439)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	90
Amortization	14	25
Gain on sale of equipment	-	(2)
Warrants issued in settlement of interest	1	23
Warrants issued in settlement of interest to related parties	3	116
Share-based compensation	-	178
Tronbled debt restructuring gain	(72)	-
Issuance of Class 3 Notes in settlement of interest	-	51
Issuance of Class 3 Notes in settlement of interest to related parties	-	125
Changes in operating assets and liabilities:
Accounts receivable	14	1
Inventories	10	(23)
Other current assets	(35)	5
Accounts payable and other current liabilities	24	178
Accrued interest	1,220	631
Customer deposits	1,192	(249)
Deferred revenue	(293)	274
Net cash used in operating activities	(946)	(1,016)

Cash Flows Provided By (Used In) Investing Activities:
Proceeds from sale of equipment	-	2
Purchase of property and equipment	-	(12)
Additional patent expenditures	(8)	(5)
Net cash used in investing activities	(8)	(15)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	90	325
Proceeds from sale of Class 2 Notes to related parties	1,401	872
Payment of Class 2 Note	(23)	(86)
Payment of Class 2 Note to related parties	(432)	(172)
Proceeds from sale of Class 3 Notes	-	85
Proceeds from loans payable	11	-
Proceeds from loans payable officers	10	-
Payment of loans payable officers	(10)	-
Proceeds from exercise of stock warrants	-	2
Net cash provided by financing activities	1,047	1,026
Increase (Decrease) in cash	93	(5)
Cash at beginning of year	23	28
Cash at end of year	$116	$23

Supplemental cash flows information:
Interest paid	$29	$44

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

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on our results of operations. For 2011, sales to Qualcomm represented 73% of our total net sales, and E Ink Holdings represented 19% of our total net sales. Approximately $24,000 and $10,000 was due from Qualcomm and E Ink Holdings respectively at December 31, 2011. For 2010, sales to Qualcomm represented 40%, Plastic Logic GmbH represented 25% and EMagin Corporation represented 17% of our total net sales. Approximately $21,000 and $28,000 was due from Qualcomm and EMagin Corporation respectively at December 31, 2010. For 2009, sales to Qualcomm represented 94% of net sales. Approximately $49,500 was due from Qualcomm at December 31, 2009.

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

Accounts Receivable

Trade accounts receivable during the year primarily represent amounts due from equipment manufacturers and end-users in North America, Asia and Europe. At times, we maintain an allowance for the inability of our customers to make required payments. These estimates are based on historical data, the length of time the receivables are past due and other known factors. An allowance for doubtful accounts was not required at December 31, 2011 and 2010.

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. We assess the recoverability of all inventory to determine whether adjustments for impairment are required. At December 31, 2011 and 2010, inventories consisted of the following amounts (net of an obsolescence allowance of $0 in 2011 and $15,000 in 2010):

	2011	2010
	(in thousands)
Raw materials	$23	$80
Work in process	147	-
Finished goods	33	133
	$203	$213

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

Capitalized Computer Software Development Costs

Computer software development costs, which are included with Other Assets on the balance sheet, are capitalized after the establishment of technological feasibility of the related technology. These costs are amortized following general release of products based on current and estimated future revenue for each product with an annual minimum equal to the straight-line amortization over the remaining estimated economic life of the product (not to exceed 5 years). We continually review the net realizable value of capitalized software costs. At the time that a determination is made that capitalized software amounts exceed the estimated net realizable value of amounts capitalized, any amounts in excess of the estimated realizable amounts are written off.

No software development costs were capitalized during 2011 or 2010. Prior capitalized costs have been fully amortized. These costs were primarily made up of payroll, fringe benefits, and other direct expenses such as facilities allocation. The software amortized over the period is for our microdisplay inspection software toolbox including vision processing algorithms and our patented sequence development and execution software. These software components are used in the products we sell.

Patents

Total patent costs incurred and capitalized, which are included with Other Assets on the balance sheet, were $8,000 and $5,000 in 2011 and 2010, respectively. Patents are stated at cost less accumulated amortization. Amortization of the patents amounted to $14,000 and $14,000 in 2011 and 2010, respectively. These costs are amortized on a straight-line basis over the estimated useful lives of the assets (not to exceed 5 years).

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

Stockholder’s Equity

As of December 31, 2011, we have 90,000,000 authorized shares of common stock of which 35,675,409 shares are issued and outstanding. 24,190,496 shares of common stock are commited to the holders of outstanding warrants, 23,233,132 shares of common stock are commited to the holders of Class 3 Convertible Notes, and 12,618,000 shares of common stock are commited to the holders of stock options. We also have commitments to issue warrants that can be exercised for a combined total of 12,972,790 of our common shares. We have not issued these warrants and will not issue them until the shareholders authorize sufficient shares to cover their potential exercise. Our total commitment for shares of common stock is 108,689,827 shares as of December 31, 2011. Based on the foregoing, we are in default of our commitment to some of the holders of warrants earned against their Class 2 Notes to reserve adequate authorized shares of common stock for our outstanding commitments and would be in default of our commitment to deliver warrants on request if the holders requested their earned but unissued warrants before sufficient shares were authorized. The Board of Directors has authorized proposing a reverse stock split to the shareholders which, if approved, would resolve this issue .

On March 17, 2010, the Board of Directors changed the stated value of our common stock from $0.20 to “no stated value”. As a result, we reclassified $47,828,000 of additional paid in capital to common stock.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. Deferred revenue was $53,000 and $346,000 at December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

Our financial instruments are cash, accounts receivable, accounts payable, notes payable, and long-term debt. The recorded values of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values based on their short-term nature. The recorded values of notes payable and long-term debt approximate their fair values, as interest approximates market rates.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment. We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment. We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment. Revenue from service contracts is recognized over the term of the contract. Revenue is reported net of sales commissions which were $8,000 and $85,000 in 2011 and 2010, respectively.

Supplemental Disclosure of Non-cash Investing and Financing Activities

During 2010, we issued $176,308 of Class 3 Notes in settlement of our obligation to pay interest.

Concentrations of Credit and Other Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. A significant portion of our customers are located in the United States, Asia, primarily Taiwan and Korea, and in Europe. Therefore, our sales to Asia and Europe may be adversely affected by the overall health of these economies, including the effects of currency exchange rate fluctuations and political risks. We generally do not require collateral for most of our trade accounts receivable. For sales to some of our customers in certain geographic regions, we require letters of credit. Substantially all of our revenue is invoiced in U.S. dollars. For 2011 and 2010, sales to four of the Company’s customers represented 96% and 89%, respectively, of our total net revenue. We believe our credit evaluation and monitoring mitigates our credit risk.

Advertising

Advertising costs are expensed as incurred. Advertising costs were approximately $11,000 and $8,000 in 2011 and 2010, respectively.

Shipping and Handling Costs

Our shipping and handling costs are included in cost of sales for all periods presented.

Income Taxes

In accordance with FASB ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination. Because of our historical significant net operating losses, we have not been subject to income tax since 1995. There were no unrecognized tax benefits during all of the periods presented. We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2011. We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2008 through 2011 remain open to examination by taxing jurisdictions to which we are subject. As of December 31, 2011, we did not have any tax examinations in process.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We had no such accruals at December 31, 2011 and 2010.

Recently Issued and Adopted Accounting Guidance

ASU 2009-14

ASU 2009-14, “Certain Revenue Arrangements that Include Software Elements,” amends ASC Subtopic 985-605, “Software-Revenue Recognition,” to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality. The ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. We adopted the provisions of ASU 2009-14 on January 1, 2011. The adoption of ASU 2009-14 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2009-13

ASU 2009-13, “Multiple-Delivered Revenue Arrangements,” amends ASC Subtopic 650-25, “Revenue Recognition – Multiple Element Arrangements,” to eliminate the requirement that all undelivered elements have vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of fair value for one or more delivered or undelivered elements in a multiple element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relevant selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Upon adoption, application of the “residual method” will no longer be permitted and entities will be required to disclose more information about their multiple-element revenue arrangements. The ASU is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. We adopted the provision of ASU 2009-13 on January 1, 2011. The adoption of ASU 2009-13 did not have a material effect on our financial position, results of operations or cash flows.

ASU 2011-04

ASU 2011-04 “Fair Value Measurement” (Topic 820) - In May 2011, the FASB amended existing rules covering fair value measurement and disclosure to clarify guidance and minimize differences between generally accepted accounting principles (“GAAP”) in the United States of America and International Financial Reporting Standards (“IFRS”). The new authoritative guidance requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. The guidance will be effective for the Company on January 1, 2012 and is not expected to have a material impact on its financial statements.

Note C - Long-Term Debt and Other Financing Arrangements

2011 Activity

As of January 1, 2011, we had $3,624,172 of outstanding Class 2 Notes and 5,898,780 unissued warrants valued at $29,615. These Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. Each warrant can be exercised for a single share on common stock at an exercise price ranging from $0.10 to $0.25 per share. The holder can elect to forgo warrants and earn an additional 2% interest.

During the quarter ended March 31, 2011, we issued $420,000 of Class 2 Notes. We also issued 49,315 warrants valued at $533. During the quarter ended June 30, 2011, we issued $344,000 of Class 2 Notes. $160,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes.See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions. These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. This right expired unexecuted. We also issued 280,274 warrants valued at $1,088. During the quarter ended September 30, 2011, we issued $511,400 of Class 2 Notes and repaid $81,725 of Class 2 Note principal. $220,000 of these Class 2 Notes and their associated interest have the right, through December 5, 2011 and subject to certain restrictions, to be converted into Class 3 Notes. See the transactions detailed in Note D – Related Party Transactions for a description of the restrictions. These Class 3 Notes would mature on July 1, 2013, earn 8% interest, and would be convertible at $0.10 per share. This right expired unexecuted. We also issued 282,493 warrants valued at $1,769. During the quarter ended December 31, 2011, we issued $216,000 of Class 2 Notes and commited to issue 88,767 related warrants. We also repaid $373,041 of Class 2 Note principal and related interest. We had 12,972,790 accrued warrants that were earned but not issued as of December 31, 2011, valued at $42,976. The value of these unissued warrants is reflected in the balance sheet as a liability as “Accrued Warrants for Interest”.

As of December 31, 2011, $500,000 of the Class 2 Notes were earning 10% interest and accruing warrants, $385,000 of the Class 2 Notes were earning default interest of 14% and accruing warrants, $3,775,806 of the Class 2 Notes were earning interest at 12% and do not earn warrants.

As of December 31, 2011, $385,000 of the Class 2 Notes were past due and in default. $3,775,806 of Class 2 Notes are due July 1, 2013 (see the next paragraph for details of this transaction). $500,000 of Class 2 Notes were due March 23, 2012, were not paid, and are currently in default. See Note M – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

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

On November 15, 2011the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchaser Agreement to raise the maximum amount of authorized notes outstanding from $10,000,000 to $11,000,000 to assure sufficient funding could be raised to allow the Company to keep operating.

On December 5, 2011, the Noteholders and the Company modified the Fifth Amended Note and Warrant Purchase Agreement to increae the maximum number of shares the Company can issue to key officers and employees from 8,328,000 to 15,000,000.

As of January 1, 2011, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficially own more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share. No new Class 3 Notes were issued during the twelve-month period ended December 31, 2011. As of December 31, 2011, all of the Class 3 Notes are in default. See Note M – Subsequent Events for recent activity associated with the maturity of Class 3 Notes.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because as of December 31, 2011 it failed to make full payment of principal and interest on $385,000 of Class 2 Notes and $4,953,632 of Class 3 Notes that were past their maturity dates. As of December 31, 2011, the outstanding unpaid interest on the defaulted Class 2 Notes and Class 3 Notes was $104,126 and $1,214,203 respectively.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

The Class 2 and Class 3 Notes in default accrue interest at their default interest rates, which are equal to their respective interest rates plus an additional 4%. As such, $385,000 of Class 2 Notes are currently accruing interest at the default rate of 14%. Also, $3,671,643 of Class 3 Notes are currently accruing interest at the default rate of 12% and $1,281,989 of Class 3 Notes are currently accruing interest at the default rate of 16%.

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral. See Note M– Subsequent Events for recent activity associated with the Class 2 and Class 3 Notes.

The Company is in discussions with the note holders about restructuring of current positions to allow for new capital to be raised. Existing note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall further behind with vendors not essential to daily operations or production and we are no longer able to meet our needs. Taking into account existing and anticipated orders, we expect that we may need to raise an additional $1,500,000 of operating capital to ramp up production and support over the next 12 months. If the anticipated orders do not materialize as expected, we may need to raise up to $2,400,000 to fund operations through the first quarter of 2012. These levels of required capital are beyond the means of existing noteholders and have caused us to seek new investors which will result in a restructuring of current positions. See Note M – Subsequent Events of our audited financial statements for information on note activity since December 31, 2011.

The following table summarizes Class 2 Note activity for the year ended December 31, 2011:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest
Balance January 1, 2011	$-	$-	$-	$-	$3,624,172	$-
Quarter Ended March 31, 2011	420,000	-	-	-	420,000	533
Quarter Ended June 30, 2011	344,000	-		-	344,000	1,088
Quarter Ended September 30, 2011	511,400	-	(81,725)	-	429,675	1,769
Quarter Ended December 31, 2011	216,000	-	(373,041)	-	(157,041)	-
Balance December 31, 2011	$1,491,400	$-	$(454,766)	$-	$4,660,806	$3,390

There was no Class 3 Note activity for the year ended December 31, 2011:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance
Balance January 1, 2011	$-	$-	$-	$-	$4,953,633
Quarter Ended March 31, 2011	-	-	-	-	-
Quarter Ended June 30, 2011	-	-	-	-	-
Quarter Ended September 30, 2011	-	-	-	-	-
Quarter Ended December 31, 2011	-	-	-	-	-
Balance December 31, 2011	$-	$-	$-	$-	$4,953,633

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

See Note M – Subsequent Events for recent activity associated with the issuance of Class 2 Notes.

The following table summarizes Class 2 Note activity for the year ended December 31, 2010:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest
Balance January 1, 2010	$-	$-	$-	$-	$2,855,112	$-
Quarter Ended March 31, 2010	370,000	(170,000)	-	-	200,000	32,843
Quarter Ended June 30, 2010	-	-	-	-	-	-
Quarter Ended September 30, 2010	435,600	-	(50,950)	-	384,650	104,936
Quarter Ended December 31, 2010	391,784	-	(207,374)	-	184,410	-
Balance December 31, 2010	$1,197,384	$(170,000)	$(258,324)	$-	$3,624,172	$137,779

The following table summarizes Class 3 Note activity for the year ended December 31, 2010:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance
Balance January 1, 2010	$-	$-	$-	$-	$4,522,325
Quarter Ended March 31, 2010	-	170,000	-	176,308	346,308
Quarter Ended June 30, 2010	85,000	-	-	-	85,000
Quarter Ended September 30, 2010	-	-	-	-	-
Quarter Ended December 31, 2010	-	-	-	-	-
Balance December 31, 2010	$85,000	$170,000	$-	$176,308	$4,953,633

The aggregate amount of outstanding Class 2 and Class 3 Notes is $9,614,439 as of December 31, 2011.

A summary of the Company’s debt obligations is as follows as of December 31:

	2011	2010
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$885	$3,624
Class 3 Notes	4,954	4,954
Net Short Term Notes Payable	$5,839	$8,578

Long Term Notes Payable:
Class 2 Notes	$3,776	$-
Class 3 Notes	-	-
Total Long Term Notes Payable	$3,776	$-

There are no long-term maturities of debt due in 2012. $3,775,806 of long term debt matures July 1, 2013.

During the quarter ended March 31, 2011, we received unsecured, non-interest bearing loans of $10,000 from certain officers of the Company. The loans do not have repayment terms but are intended to be short term. During the quarter ended June 30, 2011, these loans were repaid. There were no outstanding loans from officers as of December 31, 2011.

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

	Greater than 5% shareholder		Director
	John Hunter	John R. Kiely, III.	Max A. Coon	Total
Outstanding balance as of December 31, 2010
Class 2 Notes	$1,781,112	$1,229,695	$125,000
Class 3 Notes	$1,490,167	$2,541,427	$354,504
Total	$3,271,279	$3,771,122	$479,504	$7,521,905

Outstanding balance as of December 31, 2011
Class 2 Notes	$1,781,112	$2,199,695	$125,000
Class 3 Notes	$1,490,167	$2,541,427	$354,504
Total	$3,271,279	$4,741,122	$479,504	$8,491,905

Amount of principal paid during year
2011	$-	$431,400	$-
2010	$-	$171,689	$-

Amount of interest paid during year
Cash 2011	$-	$12,799	$-	$12,799

Notes issued in payment of interest 2011	$-	$-	$-
Value of warrants issued 2011	$-	$2,738	$-	$2,738
Total 2011	$-	$15,537	$-	$15,537

Cash 2010	$2,000	$14,839	$-

Notes issued in payment of interest 2010	$60,106	$91,686	$14,291
Value of warrants issued 2010	$94,148	$24,695	$2,408
Total 2010	$156,254	$131,220	$16,699	$304,173

Accrued interest at December 31
Cash 2011	$967,479	$1,092,463	$154,410
Value of warrants accrued not issued 2011	$14,552	$15,951	$3,449
Total 2011	$982,031	$1,108,414	$157,859	$2,248,304

Cash 2010	$578,706	$538,171	$90,778
Value of warrants accrued not issued 2010	$15,635	$7,424	$1,066
Total 2010	$594,341	$545,595	$91,844	$1,231,780

Interest expense for the fiscal year ended December 31, 2011 was $1,260,000, for which $1,034.579 and $63,846 were for related parties and Directors, respectively. Interest expense for the fiscal year ended December 31, 2010 was $1,002,000, for which $802,876 and $54,995 were for related parties and Directors, respectively.

For more information on Class 2 and Class 3 notes, see Note M – Subsequent Events.

Note E - Income Taxes

The Company establishes valuation allowances in accordance with the provisions of FASB ASC Topic 740, “Income Taxes.” The Company continually reviews the probability of realizing its deferred tax assets and recognizes these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

As of December 31, 2011, the Company has cumulative net operating loss carry forwards approximating $45.9 million (expiring: $3.8 million in 2012, $2.3 million in 2018, $6.6 million in 2020, $1.9 million in 2021, $5.7 million in 2022, $5.5 million in 2023, $2.7 million in 2024, $2.7 million in 2025, $2.9 million in 2026, $3.1 million in 2027, $2.9 million in 2028, $2.2 million in 2029, $1.6 million in 2030 and $2.0 million in 2031) for federal income tax purposes available to reduce taxable income of future periods and unused investment, alternative minimum tax, and research and development tax credits approximating $331,000. Approximately $3.9 million of NOL’s expired in 2011and $6.9 million of NOL’s expired in 2010. Additionally, the Company’s inactive subsidiary in the United Kingdom has cumulative net operating loss carry forwards approximating $3.8 million that do not expire. For financial reporting purposes, the net operating losses and credits have been offset against net deferred tax liabilities based upon their expected amortization during the loss carry forward period. The remaining valuation allowance is necessary due to the uncertainty of future income estimates. The valuation allowance decreased $363,000 in 2011 and decreased $1,392,000 in 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31 are as follows:

60

	2011	2010
	(in thousands)
Deferred tax liabilities:
Tax depreciation	$4	$14
Total deferred tax liabilities	4	14

Deferred tax assets:
Net operating loss carryforwards	15,598	16,266
Credit carryforwards	331	331
Inventory reserve	-	5
Accrued vacation	28	23
Accrued wages	18	-
Warranty reserve	17	30
Accrued interest	868	478
Deferred revenue	18	118
Stock compensation expense	472	472
Warrants issued to PIPE investors	1,434	1,434
Other	5	5
Total deferred tax assets	18,789	19,162
Valuation allowance for deferred tax assets	18,785	19,148
Net deferred tax assets	4	14
Net deferred taxes	$-	$-

The reconciliation of income taxes computed at the U.S. federal statutory tax rates to income tax expense (credit) is as follows for the years ended December 31:

	2011	2010
	(in thousands)
Net income (loss)	$(3,097)	$(2,439)
Foreign net income (loss)	-	-
U.S. net income (loss)	$(3,097)	$(2,439)

Tax provision (benefit) at U.S. statutory rates	$(1,053)	$(829)
Change in valuation allowance	(398)	(1,392)
Net operating loss expired	1,324	2,358
Other	127	(137)
	$-	$-

There were no income tax payments made in 2011 or 2010.

We account for uncertain tax positions under the provisions of FASB ASC Topic 740, ”Income Taxes”. We have not identified any material uncertain tax positions for the open tax years 2008 through 2011. Therefore, no unrecognized tax benefits were presented for the years ended 2011 and 2010. Because of our historical significant net operating losses, we have not paid income taxes since 1995.

We classify all interest and penalties related to uncertain tax positions as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2011 and 2010.

We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2008 through 2011 remain open to examination by taxing jurisdictions to which we are subject. As of December 31, 2011, we did not have any tax examinations in process.

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

The following table sets forth the computation of basic and diluted loss per share:

	2011	2010
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(3,097)	$(2,439)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	35,675	34,346
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.07)

Warrants and options outstanding were not included in the computation of diluted earnings per share because the inclusion of these instruments would have an anti-dilutive effect. For additional disclosures regarding stock options and warrants, see Note I.

Note G - Employee Savings Plan

We have an Employee Savings Plan covering substantially all employees. We contribute $0.20 to the Plan for every dollar contributed by the employees up to 6% of their compensation. The Plan also provides for discretionary contributions by the Company as determined annually by our Board of Directors. The contributions we charged to operations under the Plan were approximately $5,900 and $6,200 for 2011and 2010, respectively.

Note H – Lease Commitments and Contingencies

We use equipment and office space under operating lease agreements. Rent expense charged to operations approximated $99,000 for 2011 and $107,000 for 2010. Our operating lease for office and manufacturing space expired January 1, 2011. We have negotiated an extension for an additional five year period through January 1, 2016. Our lease obligations for the next four years are approximately, $92,000 for 2012, $94,000 for 2013, $94,000 for 2014 and $96,000 for 2015.

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan. As of December 31 2011, and assuming shareholder ratification of the Board’s action, 100,000 shares remain which can be issued under the 2008 Plan.

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

On April 2, 2010, the Compensation Committee of the Board of Directors approved a plan to offer key employees the opportunity to surrender certain outstanding stock options in exchange for replacement options effective April 2, 2010. The replacement options vest immediately. The program received 100% participation. 3,301,000 options with an average exercise price of $0.24 per share of our common stockwere surrendered and 3,301,000 options with an average exercise price of $0.0679, the closing price of the stock on April 2, 2010, were issued as replacements.

On May 5, 2010, the Compensation Committee removed the vesting restriction on 800,000 shares of common stock granted to certain executives because an amendment to Section 8.11 of the Fifth Amended Note and Warrant Purchase made the restriction necessary.

On May 5, 2010, the Compensation Committee awarded (i) 2,375,000 Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and (ii) a grant of 1,342,000 shares of common stock to the Chief Executive Officer, both contingent on shareholder approval of proposed amendment to the 2008 Equity Compensation Plan.

On December 16, 2011 the Compensation Committee awarded (i) 6,372,000 Incentive Stock Options from the Amended 2008 Equity Compensation Plan to various key employees and (ii) granted 100,000 non-qualified stock options to an consultant, both contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan and the proposed increase in authorized shares. This award was not recorded as compensation expense in the 2011 fiscal year. When shareholder approval of the proposed admendment is received the 2011 grants will be recorded as compensation expense.

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

Year Ended December 31	Year Ended December 31
	2011	2010
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	98.9%	92.4%
Risk-free interest rate	0.9%	2.4%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all Plans for the years ended December 31, 2011, and 2010 follows:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	6,260	$0.06	3,785	$0.23
Granted	6,472	0.02	5,776	0.06
Exercised	0	0.00	0	0.00
Expired	(114)	0.24	(3,301)	0.24
Outstanding at December 31 ($.04 to $0.30 per share)	12,618	$0.06	6,260	$0.06
Exercisable ($.04 to $.30 per share)	6,046	$0.06	6,196	$0.06

A summary of the status of our nonvested shares as of December 31, 2011, and changes during years ended December 31, 2011, and December 31, 2010, is presented below:

	2011		2010
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	64,000	$0.04	590,000	$0.25
Granted	6,472,000	0.02	5,776,000	0.06
Exchanged	0	0.00	(590,000)	0.25
Vested	(6,536,000)	0.02	(5,712,000)	0.06
Nonvested at December 31	0	$0.00	64,000	$0.04

The following table summarizes share-based compensation expense for the years ended December 31, 2011 and 2010 related to share-based awards under FASB ASC Topic 718 “Stock Compensation” as recorded in the Statements of Operations in the following expense categories:

	2011	2010
	(in thousands)
Marketing	$-	$22
Engineering and Development	-	43
General and Administrative	-	113
Total share-based compensation expense	$-	$178

As of December 31, 2011, we had no unrecognized expense related to un-vested share-options.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at December 31, 2011 and 2010 follows:

		2011			2010
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.02 to $0.07	12,248	9.1	5,712	5,776	9.2	5,712
$0.10 to $0.24	370	3.6	370	484	3.6	484
$0.10 to $0.30	12,618	8.9	6,082	6,260	8.5	6,196

A summary of the outstanding warrants, options, and shares available upon the conversion of debt at December 31, 2011 and 2010 is as follows:

		2011				2010
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	1.71	7,000	$0.001	7,000	2.71	7,000
Class 2 Note Warrants	$0.158	17,190	2.19	17,190	$0.162	16,904	3.10	16,904
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.213	23,233	-	23,233
1995 Employee Stock Option Plan	$0.170	70	0.56	70	$0.170	184	0.95	184
1999 Employee Stock Option Plan	$0.165	290	4.19	290	$0.170	290	5.19	290
2004 Employee Stock Option Plan	$0.067	1,000	8.26	1,000	$0.067	1,000	9.26	1,000
2008 Equity Compensation Plan	$0.031	11,258	9.17	4,686	$0.052	4,786	9.21	4,722
	$0.136	60,041	2.70	53,469	$0.152	53,397	2.37	53,333

The above table does not reflect 12,972,790 accrued warrants that were earned but not issued as of December 31, 2011.

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

The following table illustrates the changes in our warranty liability for the years ended December 31, 2011 and 2010:

	2011	2010
	(in thousands)
Balance as of January 1	$87	$108
Product warranties issued	23	68
Estimate charges for preexisting warranties	(58)	(81)
Payments made	(1)	(8)
Balance as of December 31	$51	$87

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

We are engaged in one business segment: vision-based inspection products. The following presents information by geographic area.

	Year Ended December 31
	2011	2010
	(in thousands)
Net revenues by geographic area:
North America	$179	$491
Europe	-	397
Asia	346	718
	$525	$1,606

* Geographic areas that are considered individually material are listed (more than 10% of net revenues), all others are included in North America and in total are considered immaterial.

Note L – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses from operations in the years of 2011 and 2010 of $3.1 million and $2.4 million, respectively. The continuing losses and default of debt payments raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their microdisplay production or are evaluating our technology for the inspection of LCD displays and components. We expect that additional sales orders will be placed by these customers throughout 2012 and into 2013 provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through March 31, 2012, we have used $10,133,510 of Class 2 and Class 3 Notes to fund operations. $4,953,632 are Class 3 Notes, all of which are in default as of March 31, 2012. $5,179,8780 are Class 2 Notes, $1,234,072 of which are in default as of March 31, 2012. We continue to need need to negotiate forbearance or a cure of the defaults and continue to need to raise additional funds for operations in the first six months of 2012. Certain note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall behind with vendors not essential to our daily operations or production. We have $323,221 of over 90 days in accounts payable as of April 6, 2012.

In the months of October and November 2011, we received $2,300,000 in new inspection system orders that we expect to deliver in the first six months of 2012. Provided the equipment performs as expected, management believes there will be repeat orders and additional opportunities with this customer for a similar volume of orders for the second half of 2012.

We will need to negotiate with the Note Holders to allow us to use substantially all of the proceeds from sales orders over the next 12 months in order to ramp up production and support for the new sales orders. We have already raised approximately $420,000 in operating capital in the first quarter and expect to continue to need to raise additional funds in the second and third quarters. If the anticipated orders do not materialize, we will need to raise up to $2,500,000 to fund operations through the first quarter of 2013 and continue to defer interest and principle payments on existing debt to continue to fund operations. In anticipation of the potential need, on November 9, 2011, the Board of Directors authorized an increase in the debt ceiling to $11,000,000 to assure the Company has sufficient operating capital available. These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors. We have begun discussions with certain note holders regarding restructuring of current positions to be able to attract new investors.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note M – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note M – Subsequent Events

On January 25, 2012 we issued an additional $104,000 of Class 2 Notes earning interest at 10%, maturing March 23, 2012 and committed to a minimum of 42,740 of related warrants to John R. Kiely III a related party.

On January 30, 2012, an unrelated Class 2 Noteholder waived her right to be repaid from the next $500,000 of payments that Integral Vision receives from her specified orders.

On February 6, 2012, we issued an additional $90,000 of Class 2 Notes earning interest at 10%, maturing March 23, 2012 and committed to a minimum of 36,986 of related warrants to John R. Kiely III a related party. On February 16, 2012, we paid $10,175 of principal and interest to John R. Kiely III in partial payment of the $90,000 Class 2 Note issued February 6, 2012.

On February 23, 2012, we issued an additional $165,000 of Class 2 Notes earning interest at 10%, maturing March 23, 2012 and committed to a minimum of 67,808 of related warrants to John R. Kiely III a related party. On March 28, 2012, Mr. Kiely elected to cease accruing warrants on this note.

On March 5, 2012, we issued an additional $70,000 of Class 2 Notes earning interest at 12%, maturing May 23, 2012 to John R. Kirly III, a related party.

On March 23, 2012, $849,072 of Class 2 Notes went into default status because we did not have operating cash to pay these Notes. The interest rate on these Notes increased 4% due to the default.

On March 29, 2012 we issued an additional $100,000 of Class 2 Notes earning interest at 12%, maturing April 13, 2012 to John R. Kiely III, a related party. On April 9, 2012, we repaid $100,362 of principal and interest to John R. Kiely III in payment of this note.

On April 2, 2012, John R. Kiely, III released his interest in $839,000 of specified payments subject to the conditions that Integral Vision repay $100,000 plus interest on receipt of funds for a specific invoice and that the Company pays $5,000 to the Klonoff Company which will be used for certain legal fees.

Corporate Officers	Corporate Directory

Charles J. Drake, 71, is CEO and Chairman of the Board of Integral Vision, Inc. Mr. Drake founded the Company (originally known as Medar) in 1969 and has served as Chief Executive Officer since 1978.	Corporate Headquarters 49113 Wixom Tech Drive Wixom, MI 48393 +1 (248) 668-9230 +1 (248) 668-9384 fax

Mark R. Doede, 54, is President, Chief Operating Officer, and Chief Financial Officer of Integral Vision Inc. Mr. Doede has served as an officer since 1989.	Independent Auditors Rehmann Robson Troy, MI

General Counsel
Jeffrey J. Becker, 50, is Senior Vice President of Integral Vision, Inc.	Honigman Miller Shwartz and Cohn LLP Ann Arbor, MI

Andrew Blowers, 44, is Chief Technical Officer of Integral Vision, Inc.	Stock Trading Over the Counter Bulletin Board (OTCBB) Symbol: INVI
Paul Zink, 46, is Vice President of
Applications of Integral Vision, Inc.	Stock Registrar and Transfer Agent Registrar and Transfer Company Cranford, NJ +1 (908) 497-2300
Board of Directors
Form 10-K
Charles J. Drake Chairman of the Board of Directors, Integral Vision,	Interested stockholders may obtain, without charge, a copy of the Company’s Annual
Inc. Chief Executive Officer, Integral Vision, Inc.	Report on Form 10-K, as filed with the Securities and Exchange Commission, upon written request to:
Max A. Coon
Vice Chairman and Secretary of the Board of	Investor Relations
Directors, Integral Vision, Inc.	Integral Vision, Inc.
President and Chairman of the Board, Maxco, Inc.	49113 Wixom Tech Drive
Wixom, MI 48393
Vincent Shunsky
Director, Integral Vision, Inc.	Investor/Analyst Information
Treasurer, Integral Vision, Inc.	Stockholder and analyst inquiries concerning the Company should be addressed to:

William B. Wallace	Investor Relations
Director, Integral Vision, Inc.	Integral Vision, Inc.
Senior Managing Director, Equity Partners Ltd.	49113 Wixom Tech Drive
Wixom, MI 48393
Mark R. Doede Director, Integral Vision, Inc.
President, Integral Vision, Inc. Chief Operating Officer, Integral Vision, Inc. Chief Finacial Officer, Integral Vision, Inc.	Guerrant Associates Laura Guerrant +1 (808) 882-1467

E-Mail Investor Relations
cdrake@iv-usa.com
lguerrant@guerrantir.com

On the World Wide Web
www.iv-usa.com

Exhibits to Form 10-K

Integral Vision, Inc.

Year Ended December 31, 2011

Commission File Number 0-12728

Exhibit Number	Exhibit Index Description

4.21	Form of Consent to Modifications dated November 15, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement.

4.22	Form of Consent to Modifications dated December 5, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement.

23.1	Consent of Rehmann Robson, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of periodic report pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

