Form 10-Q
period 2012-03-31
INTEGRAL VISION INC
filed 2012-05-18
CIK 719152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

or

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

35,675,409 shares of common stock as of May 10, 2011.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

INTEGRAL VISION, INC.

FORM 10-Q Report

March 31, 2012

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets
	as of March 31, 2012 (unaudited) and December 31, 2011	3

	Condensed Statements of Operations
	(unaudited) for the three months ended
	March 31, 2012 and 2011	4

	Condensed Statement of Stockholders’ Deficit (unaudited)	5

	Condensed Statements of Cash Flows
	(unaudited) for the three months ended
	March 31, 2012 and 2011	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	27

Item 6.	Exhibits	28

	Signatures	31

Condensed Balance Sheets

Integral Vision, Inc.

	March 31	December 31,
	2012	2011
	(Unaudited)
	(in thousands)
Assets
Current assets
Cash	$22	$116
Accounts receivable	377	35
Accounts receivable employees	15	-
Accounts receivable officers	45	-
Inventories	289	203
Other current assets	98	128
Total current assets	846	482

Property and equipment
Building improvements	4	4
Production and engineering equipment	364	357
Furniture and fixtures	80	80
Computer equipment	201	201
Marketing/demonstration equipment	139	139
	788	781
Less accumulated depreciation	747	743
Net property and equipment	41	38

Other assets - net of accumulated amortization of $1,593,000 for 2012 and $1,583,000 for 2011	37	37
	37	37
Total assets	$924	$557

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable (All are in default in 2012. See Note C.)	$828	$828
Notes payable to related parties and directors ($5,360,169 are in default in 2012. See Notes C and D.)	5,530	5,011
Loans payable	11	11
Accounts payable	669	221
Customer deposits	798	1,192
Accrued compensation and related costs	444	355
Accrued warrants for interest	23	43
Accrued interest ($196,568 of interest is due on notes in default in 2012. See Note C.)	355	295
Accrued interest related parties and directors ($1,346,825 of interest is due on notes in default in 2012. See Notes C and D.)	2,485	2,214
Accrued product warranty	82	51
Accrued sales commissions	48	48
Accrued professional services	78	66
Other accrued liabilities	25	54
Deferred revenue	-	53
Total current liabilities	11,376	10,442

Long-term debt
Notes payable	295	295
Notes payable related parties and directors (See Notes C & D)	3,481	3,481
Total liabilities	15,152	14,218

Commitments and contingencies (Note C and H)
Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (35,675,409 in 2011)	54,024	54,024
Accumulated deficit	(68,252)	(67,685)
Total stockholders' deficit	(14,228)	(13,661)
Total liabilities and stockholders' deficit	$924	$557

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Revenues:
Net product sales	$792	$7
Costs of sales:
Costs of sales for products	478	3
Depreciation and amortization	4	4
Total costs of sales	482	7
Gross margin	310	-

Other costs and expenses:
Marketing	82	88
General and administrative	306	269
Engineering and development	194	164
Total other costs and expenses	582	521
Operating loss	(272)	(521)
Interest expense	(33)	(95)
Interest expense related parties and directors	(262)	(238)
Loss from operations before income taxes	(567)	(854)
Income taxes	-	-
Net loss	$(567)	$(854)

Basic and diluted loss per share	$(0.02)	$(0.02)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	35,675

The accompanying notes are an integral part of these financial statements.

4

Condensed Statement of Stockholders’ Deficit (Unaudited)

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Accumulated Deficit	Total
(in thousands, except number of common shares outstanding)
Balances at January 1, 2012	35,675,409	$54,024	$(67,685)	$(13,661)
Net loss for the period			(567)	(567)
Balances at March 31, 2012	35,675,409	$54,024	$(68,252)	$(14,228)

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Cash Flows (Unaudited)

Integral Vision, Inc.

	Three Months Ended March 31
	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(567)	$(854)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	22
Amortization	4	3
Warrants issued in settlement of interest	-	1
Changes in operating assets and liabilities:
Accounts receivable	(342)	24
Accounts receivable employees	(60)	-
Inventories	(86)	(2)
Other current assets	30	12
Accounts payable and other current liabilities	550	(37)
Accrued interest	311	331
Customer deposits	(394)	45
Deferred revenue	(53)	-
Net cash used in operating activities	(602)	(455)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of equipment	(7)	-
Additional patent expenditures	(4)	-
Net cash used in investing activities	(11)	-

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	-	40
Proceeds from sale of Class 2 Notes to related parties	529	380
Payment of Class 2 Notes to related parties	(10)	-
Proceeds from loans payable	-	10
Proceeds from loans payable officers	-	10
Net cash provided by financing activities	519	440
(Decrease) Increase in cash	(94)	(15)
Cash at beginning of period	116	23
Cash at end of period	$22	$8

Supplemental cash flows information:
Interest paid	$3	$-

The accompanying notes are an integral part of these financial statements.

Notes to Condensed Financial Statements

The condensed financial statements in this report have been prepared by Integral Vision, Inc. (the “Company”) without audit, pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. These statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2011, included in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012.

The condensed financial statements in this report include all adjustments, consisting of only normal, recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of results for these interim periods and in order to make the condensed financial statements not misleading.

The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.

Note A – Nature of Business

Integral Vision, Inc. develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of our sales originate in the United States, Asia, or Europe. We have a branch office in Taiwan to provide local sales, service, and engineering support to our customers in that region. Our products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

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

Inventories

Inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market. Cost is computed using currently adjusted standards which approximates actual costs on a FIFO basis. We assess the recoverability of all inventory to determine whether adjustments for impairment are required. At March 31, 2012 and December 31, 2011, inventories consisted of the following amounts (there was no obsolescence allowance at March 31, 2012 or at December 31, 2011):

7

	2012	2011
	(in thousands)
Raw materials	$177	$23
Work in process	112	147
Finished goods	-	33
	$289	$203

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

Stockholder’s Equity

As of March 31, 2012, we have 90,000,000 authorized shares of common stock of which 35,675,409 shares are issued and outstanding. 23,621,511 shares of common stock are commited to the holders of outstanding warrants, 23,233,132 shares of common stock are commited to the holders of Class 3 Convertible Notes, and 12,548,000 shares of common stock are commited to the holders of stock options. We also have commitments to issue warrants that can be exercised for a combined total of 13,627,393 of our common shares. We have not issued these warrants and will not issue them until the shareholders authorize sufficient shares to cover their potential exercise. Our total commitment for common stock is 108,705,445 shares as of March 31, 2012. Based on the foregoing, we are in default of our commitment to some of the holders of warrants earned against their Class 2 Notes to reserve adequate authorized shares of common stock for our outstanding commitments and would be in default of our commitment to deliver warrants on request if the holders requested their earned but unissued warrants before sufficient shares were authorized. The Board of Directors has authorized proposing a reverse stock split to the shareholders which, if approved, would resolve this issue .

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. We did not have any deferred revenue at March 31, 2012. We did have deferred revenue of $53,000 at December 31, 2011.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment. We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment. We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment. Revenue from service contracts is recognized over the term of the contract. Revenue is reported net of sales commissions which were $22,068 and $1,000 for the three-month periods ended March 31, 2012 and 2011, respectively.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We had no such accruals at March 31, 2012 and December 31, 2011.

Recently Adopted Accounting Standards

None of the new accounting pronouncements affect Integral Vision, Inc.

Note C - Long-Term Debt and Other Financing Arrangements

2012 Activity (Values for warrants are determined using the Black Scholes Option Pricing Model)

As of January 1, 2012, we had $5,179,878 of outstanding Class 2 Notes and 13,627,393 unissued warrants valued at $23,251. These Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficial owners of more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price ranging from $0.10 to $0.25 per share of our common stock. The holder can elect to forgo warrants and earn an additional 2% interest.

During the quarter ended March 31, 2012, we issued $529,000 of Class 2 Notes. We also repaid $9,928 of principal and $247 of interest related to that principal. $359,000 of these notes bear interet at the rate of 10% and earn warrants at the rate of five warrants per year per dollar invested and are due March 23, 2012. These Class 2 Notes were not extended and are currently in default because we did not have sufficient operating cash to pay the notes when due. The warrants have an exercise price of $0.10 per share of our common stock. $170,000 of these notes earn interest at the rate of $12% and are due $100,000 on April 13, 2012 and $70,000 on May 23, 2012. We had 13,627,393 accrued warrants that were earned but not issued as of March 31, 2012, valued at $23,251. These warrants are revalued each quarter using the Black Scholes Option Pricing Model and changes in value are reflected in interest expense. During the quarter, we also paid $3,000 of interest to Michael Kiely, a related party. (see Note D – Related Party Transactions).

As of January 1, 2012, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficial owners of more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share. No new Class 3 Notes were issued during the three-month period ended March 31, 2012. As of March 31, 2012, all of the Class 3 Notes are in default and are earning default interest which is 4% above the original interest rate.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because as of March 31, 2012, it failed to make full payment of principal and interest on $1,234,072 of Class 2 Notes and $4,953,632 of Class 3 Notes that were past their maturity dates. As of March 31, 2012, the outstanding unpaid interest on the defaulted Class 2 Notes and Class 3 Notes was $104,126 and $1,382,357, respectively.

As of March 31, 2012, $37,500 of the Class 2 Notes were earning 10% interest and accruing warrants, $569,072 of the Class 2 Notes were earning default interest of 14% and accruing warrants, $665,000 of Class 2 Notes earning default interest of 16%, and $3,908,306 of the Class 2 Notes were earning interest at 12% and do not earn warrants.

As of March 31, 2012, $1,234,072 of the Class 2 Notes were past due and in default. $100,000 of Class 2 Notes were due April 13, 2012, $70,000 of Class 2 Notes are due May 23, 2012, and $3,775,806 of Class 2 Notes are due July 1, 2013. See Note K – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

The Company is in discussions with the note holders about restructuring of current positions to allow for new capital to be raised. Existing note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall further behind with vendors not essential to daily operations or production and we are no longer able to meet our needs. Taking into account the delay we are experienceing in delivering existing and receiving anticipated orders, we expect that we may need to raise an additional $1,500,000 of operating capital to bridge the gap and then ramp up production and support over the next 12 months. If the anticipated orders do not materialize as expected, we may need to raise up to $2,500,000 to fund operations through the second quarter of 2013. These levels of required capital are beyond the means of existing noteholders and have caused us to seek new investors which will result in a restructuring of current positions. See Note K – Subsequent Events of our financial statements for information on note activity since March 31, 2012.

The following table summarizes Class 2 Note activity for the quarter ended March 31, 2012:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance January 1, 2012	$-	$-	$-	$-	$4,660,806	$-
Quarter Ended March 31, 2012	529,000	-	(9,928)	-	519,072	-
Balance March 31, 2012	$529,000	$-	$(9,928)	$-	$5,179,878	$-

The following table summarizes Class 3 Note activity for the quarter ended March 31, 2012:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance
Balance January 1, 2012	$-	$-	$-	$-	$4,953,633
Quarter Ended March 31, 2012	-	-	-	-	-
Balance March 31, 2012	$-	$-	$-	$-	$4,953,633

A summary of the Company’s debt obligations is as follows as of March 31, 2012 and December 31, 2011:

	2012	2011
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$1,404	$885
Class 3 Notes	4,954	4,958
Net Short Term Notes Payable	$6,358	$5,843

Long Term Notes Payable:
Class 2 Notes	$3,776	$3,776
Class 3 Notes	-	-
Net Long Term Notes Payable	$3,776	$3,776

Total	$10,134	$9,619

There are no long-term maturities of debt due in 2012. $3,775,806 of long-term debt matures July 1, 2013.

During the month of March 2012, officers and employees received advances in lieu of payroll of $44,432 and $15,225 respectively in the form of loans totaling $59,657 which were subsequently repaid in April 2012.

See Note K – Subsequent Events for recent activity associated with Class 2 and Class 3 Notes.

Note D - Related Party Transactions

The portion of debt described in Note C above that has been issued to Directors and to certain shareholders that own more than five percent (5%) of the outstanding shares of common stock of the Company is disclosed in the table below.

	Greater than 5% shareholder			Director
	John Hunter	John R. Kiely, III.		Max A. Coon		Total
Outstanding balance as of December 31, 2011
Class 2 Notes	$1,781,112	$2,199,695	[1]	$125,000	[3]
Class 3 Notes	$1,490,167	$2,541,427	[2]	$354,504	[4]
Total	$3,271,279	$4,741,122		$479,504		$8,491,905

Outstanding balance as of March 31, 2012
Class 2 Notes	$1,781,112	$2,718,767	[1]	$125,000	[3]
Class 3 Notes	$1,490,167	$2,541,427	[2]	$354,504	[4]
Total	$3,271,279	$5,260,194		$479,504		$9,010,977

Amount of principal paid during period
2012	$-	$9,928		$-
2011	$-	$-		$-

Amount of interest paid during three-month period ending March, 31
Cash 2012	$-	$3,247		$-		$3,247
Notes issued in payment of interest 2012	$-	$-		$-
Value of warrants issued 2012	$-	$-		$-
Total 2012	$-	$3,247		$-		$3,247

Cash 2011	$-	$-		$-
Notes issued in payment of interest 2011	$-	$-		$-
Value of warrants issued 2011	$-	$-		$-
Total 2011	$-	$-		$-		$-

Accrued interest at March, 31
Cash 2012	$1,069,133	$1,245,563	[5]	$170,275	[7]
Value of warrants accrued not issued 2012	$7,494	$8,498	[6]	$2,042	[8]
Total 2012	$1,076,627	$1,254,061		$172,317		$2,503,005

Cash 2011	$686,795	$673,967	[9]	$106,468	[11]
Value of warrants accrued not issued 2011	$36,962	$17,393	[10]	$2,551	[12]
Total 2011	$723,757	$691,360		$109,019		$1,524,136

1)	Includes $100,750 of Class 2 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $28,250 of Class 2 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
2)	Includes $1,190,194 of Class 3 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $29,389 of Class 3 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
3)	Includes $125,000 Class 2 Notes held by Charlevoix Drive Properties Ltd. of which Max A. Coon is the principal partner.
4)	Includes $158,580 of Class 3 Notes held by Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $56,343 of Class 3 Notes held by Max Andrew Coon, grandson of Max A. Coon.
5)	Includes $390,795 of interest due to Michael Kiely, brother of John R. Kiely, III, and $18,717 of interest due to Maria Kiely, sister-in-law of John R. Kiely.
6)	Includes $535 of interest associated with accrued and unissued warrants due to Michael Kiely, brother of John R. Kiely, III, and $176 of interest associated with accrued and unissued warrants due to Maria Kiely, sister-in-law of John R. Kiely, III.
7)	Includes $117,961 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $15,044 of interest due to Max Andrew Coon, grandson of Max A. Coon.
8)	Includes $2,042 of interest associated with accrued and unissued warrants due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner.
9)	Includes $211,153 of interest due to Michael Kiely, brother of John R. Kiely, III, and $12,219 of interest due to Maria Kiely, sister-in-law to John R. Kiely, III.
10)	Includes $1,847 of interest expense for accrued and unissued warrants for Michael Kiely, brother of John R. Kiely, III, and $609 of interest expense for accrued and unissued warrants for Maria Kiely, sister-in-law of John R. Kiely, III.
11)	Includes $22,134 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $7,747 of interest due to Max Andrew Coon, grandson of Max A. Coon.
12)	Includes $2,551 of interest associated with accrued and unissued warrants due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner.

Total interest expense for the period ended March 31, 2012 was $294,942, of which $247,663 and $14,132 were for shareholders that beneficially own more than 5% of the outstanding stock of the Company and directors, respectively. Interest expense for the period ended March 31, 2011 was $333,000, of which $263,823 and $18,784 were for shareholders that beneficially own more than 5% of the outstanding stock of the Company and directors, respectively.

Related Party Transaction Detail

The Company did not have sufficient cash to meet its obligations in January of 2012 and sold Class 2 Notes to a related party to help meet its obligations. On January 25, 2012, John R. Kiely, III purchased $104,000 of Class 2 Notes maturing on March 23, 2012, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year. Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (42,470 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment. Each of the warrants is exercisable for one share of the Company’s common stock at $0.10 per share through January 25, 2016. Mr. Kiely elected in advance to cease warrant accrual on March 23, 2012 and increase the interest rate to 12%. This note is secured by substantially all payments received by the Company after January 26, 2012 for the design, sale or service of display inspection systems.

The Company did not have sufficient cash to meet its obligations in February of 2012 and sold Class 2 Notes to a related party to help meet its obligations. On February 6, 2012, John R. Kiely, III purchased $90,000 of Class 2 Notes maturing on March 23, 2012, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year. Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (36,986 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment. Each of the warrants is exercisable for one share of the Company’s common stock at $0.10 per share through February 6, 2016. Mr. Kiely elected in advance to cease warrant accrual on March 23, 2012 and increase the interest rate to 12%. This note is secured by substantially all payments received by the Company after February 6, 2012 for the design, sale or service of display inspection systems, but is subordinate to the Class 2 Note issued to Mr. Kiely on January 26, 2012.

On February 23, 2012, Mr. Kiely purchased $165,000 of Class 2 Notes maturing on May 23, 2012, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year. Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (67,808 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment. Each of the warrants is exercisable for one share of the Company’s common stock at $0.10 per share through February 23, 2016. Mr. Kiely elected in advance to cease warrant accrual on May 23, 2012 and increase the interest rate to 12%. This note is secured by substantially all payments received by the Company after February 23, 2012 for the design, sale or service of display inspection systems, but is subordinate to the notes issued to Mr. Kiely on January 26, 2012, and February 6, 2012.

The Company did not have sufficient cash to meet its obligations in March of 2012. On March 5, 2012, Mr. Kiely purchased $70,000 of Class 2 Notes maturing on May 23, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after March 5, 2012, for the design, sale or service of display inspection systems but is subordinate to the notes issued to Mr. Kiely on January 26, 2012, February 6, 2012, and February 23, 2012.

On March 23, 2012, $849,072 of Class 2 Notes went into default status because we did not have operating cash to pay these Notes. The interest rate on these Notes increased 4% due to the default.

On March 28, 2012, Mr. Kiely elected to cease warrant accrual on the Class 2 Note purchased Februarly 23, 2012 for $165,000. The interest rate for this note was therefore increased to 12% per the terms of the 5th Amended and Restated Note and Warrant Purchase Agreement.

On March 29, 2012, Mr. Kiely purchased $100,000 of Class 2 Notes maturing on April 13, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after March 29, 2012, for the design, sale or service of display inspection systems.

On April 2, 2012, Mr. Kiely released his interest in approximately $270,000 of specified payments subject to the conditions that Integral Vision repay $100,000 plus interest on receipt of funds for a specific invoice and that the Company pays $5,000 to the Klonoff Company which will be used for certain legal fees.

On April 24, 2012, Mr. Kiely released his interest in $53,400 of specified payments and purchased $154,000 of Class 2 Notes maturing June 30, 2012, and earning interest at 12%. This note is secured by substantially all payments received by the Company after April 24, 2012.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

Income Taxes

In accordance with ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination. Because of our historical significant net operating losses, we have not been subject to income tax since 1995. There were no unrecognized tax benefits during all of the periods presented. We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2011. We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2009 through 2011 remain open to examination by taxing jurisdictions to which we are subject. As of March 31, 2012, we did not have any tax examinations in process.

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

Note F – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(567)	$(854)

*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	35,675	35,675
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.02)	$(0.02)

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan. As of March 31, 2012, and assuming shareholder ratification of the Board’s action, 100,000 shares remain which can be issued under the 2008 Plan.

The Plans are administered by the Compensation Committee of the Board of Directors (the “Committee”). The Committee determines which eligible employees will receive awards, the timing and manner of the grant of such option awards, the exercise price of the stock options (which may not be less than market value on the date of grant) and the number of shares. We may at any time amend or terminate the Plans; however, no amendment that would impair the rights of any participant with respect to outstanding grants can be made without the participant’s prior consent.

The Committee did not grant any options or shares to empolyees during the three months ended March 31, 2012.

As of March 31, 2012, we had no unrecognized expense related to un-vested share-options.

See Note K – Subsequent Events for further activity regarding the Equity Compensation Plans

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

	2011	2010
	(in thousands)
Expected Life (in years)	5.0	5.0
Expected volatility	98.9%	92.3%
Risk-free interest rate	0.9%	2.4%
Expected dividend yield	0%	0%
Expected forfeiture rate	0%	0%

A summary of option activity under all Plans for the three month periods ended March 31, 2012, and 2011 follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	12,618	$0.06	6,260	$0.06
Granted	0	0.00	0	0.00
Exercised	0	0.00	0	0.00
Expired	(70)	0.20	0	0.00
Outstanding at March 31 ($.02 to $0.24 per share)	12,548	$0.04	6,260	$0.06

Exercisable ($.02 to $.24 per share)	6,076	$0.06	6,260	$0.06

A summary of the status of our nonvested shares as of March 31, 2012 and 2011, and changes during the three months ended March 31, 2012, and March 31, 2011, is presented below:

17

	2012		2011
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	0	$0.00	64,000	$4.00
Granted	0	0.00	0	0.00
Exchanged	0	0.00	0	0.00
Vested	0	0.00	(64,000)	0.04
Nonvested at March 31	0	$0.00	0	$0.04

There was no share-based compensation expense for the three-months period ending March 31, 2012 and 2011.

As of March 31, 2012, we had no unrecognized expense related to unvested share-options.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at March 31, 2012 and 2011 is as follows:

		2012			2011
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.02 to $0.07	12,248	8.9	5,776	5,776	9.0	5,776
$0.10 to $0.24	300	4.1	300	484	3.4	484
Totals	12,548	8.7	6,076	6,260	8.6	6,260

A summary of the outstanding warrants, options, and shares available upon the conversion of Class 3 Notes at March 31 2012 and 2011 is as follows:

18

		2012				2011
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	1.46	7,000	$0.001	7,000	2.46	7,000
Class 2 Note Warrants	$0.155	16,622	2.02	17,002	$0.162	16,953	2.85	16,953
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.213	23,233	-	23,233
1995 Employee Stock Option Plan	$0.150	22	0.15	22	$0.170	184	0.71	184
1999 Employee Stock Option Plan	$0.170	268	2.28	268	$0.170	290	4.94	290
2004 Employee Stock Option Plan	$0.067	1,000	8.01	1,000	$0.067	1,000	9.02	1,000
2008 Equity Compensation Plan	$0.031	11,258	8.93	4,786	$0.052	4,786	8.96	4,786
	$0.135	59,403	2.57	53,311	$0.152	53,446	2.23	53,446

The above table does not reflect 13,627,393 accrued warrants that were earned but not issued as of March 31, 2012.

Note H – Taiwan Branch Operations

On January 1, 2012, we opened a branch office in Taiwan to provide local sales, service, and engineering support to our customers in that region. The branch office is staffed by three local engineers and is managed by our Vice President of Marketing and Sales who has moved to Taiwan for the assignment. There were no sales recorded for the branch during the three-month period ended March 31, 2012. Expenses for the three-month period ending March 31, 2012, were approximately $23,000 of which approximately $4,000 was for marketing, approximately $2,000 was for G&A, approximately $7,000 was for Engineering and approximately $10,000 was for service. The branch has no long term lease commitments.

Note I – Contingencies and Litigation

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

The following table illustrates the changes in our warranty liability for the three-month period ended March 31, 2012 and 2011:

	Amount	Amount
	2012	2011
	(in thousands)
Balance as of January 1	$51	$87
Product warranties issued	31	0
Estimate changes for preexisting
warranties	-	(23)
Payments made	-	-
Balance as of March 31	$82	$64

Note J – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses in the first three months of 2012 and 2011 of $567,000 and $854,000, respectively. Additionally, we incurred losses from operations in the years of 2011 and 2010 of $3.1 million and $2.4 million, respectively. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

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

From November 2006 through May 10, 2012, we have used $10,187,510 of Class 2 and Class 3 Notes to fund operations. $4,953,632 are Class 3 Notes, all of which are in default as of May 10, 2012. $5,233,878 are Class 2 Notes, $1,234,071 of which are in default as of May 10, 2012. We continue to need to negotiate forbearance or a cure of the defaults and continue to need to raise additional funds for operations in the next three quarters of 2012 and possibly into the first two quarters of 2013. Certain note holders have continued to fund operations while their notes are in default, but the limited basis of the funding is causing us to fall behind with vendors not essential to our daily operations or production. We have $368,834 in accounts payable over 90 days as of May 10, 2012.

In October 2011, we received $2,236,300 of orders from one customer that we expected to deliver in the first 6 months of 2012. $1,835,800 of this equipment has been delivered or is scheduled for delivery by mid-May 2012. The remaining $400,500 has been put on hold pending a revised delivery schedule from our customer. Providing the inspection equipment delivered to the customer performs as expected, management continues to believe there will be repeat orders and additional opportunities with this customer for a similar volume for the second half of 2012 and first half of 2013.

We will need to negotiate with the Note Holders to allow us to use substantially all of the proceeds from sales orders over the next 12 months in order to ramp up production and support for the new sales orders. We have already raised approximately $529,000 in operating capital in the first quarter and expect to continue to need to raise additional funds in the second and third quarters. If the anticipated orders do not materialize, we will need to raise up to $2,500,000 to fund operations through the first quarter of 2013 and continue to defer interest and principle payments on existing debt to continue to fund operations. In anticipation of the potential need, on November 9, 2011, the Board of Directors authorized an increase in the debt ceiling to $11,000,000 to assure the Company has sufficient operating capital available. These levels of required capital may be beyond the means of existing noteholders and would cause us to seek new investors. We have begun discussions with certain note holders regarding restructuring of current positions to be able to attract new investors.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note K – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note K – Subsequent Events

On April 2, 2012, John R. Kiely, III, released his interest in approximately $270,000 of specified payments subject to the following conditions which were met:

1.	Integral Vision repays $100,000 of principal and associated interest on a specified note when a specified invoice is paid.
2.	Integral Vision pays The Klonoff Company, Inc. $5,000 to be used for legal fees when a specified invoice is received.

On April 3, 2012, we granted 100,000 Incentive Stock Options at $0.022 per share subject to shareholder approval of the Amendment and Restatement of the Integral Vision, Inc. 2008 Equity Incentive Plan to a key employee. The shares vest immediately but are not exercisable until shareholders approve sufficient shares to cover the options and other outstanding commitments including the conditions specified in the amendment to the 5th Amended Note and Warrant Purchase Agreement dated December 5, 2011. This award will not be recorded as compensation expense until shareholders approve the required admendments.

On April 24, 2012, John R. Kiely, III, released his interest in $53,400 of payments received so they could be used by the Company for general purposes.

On April 24, 2012, we sold an additional $154,000 of Class 2 Notes to a related party. These Class 2 Notes mature on June 30, 2012, earn interest at 12%, and are secured by substantially all payments received by the Company for the design, sale, or service of display inspection systems except certain engineering and service contracts.

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

Integral Vision, Inc. opened a branch office in Taiwan effective in January 2012. The office provides sales, service and engineering support for our customer base in Taiwan and other Asian countries.

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

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Net revenues increased $785,000 (891.7%) to $792,000 in the first quarter of 2012 from $7,000 in the first quarter of 2011. The increase in net revenue was primarily attributable to a increase in revenue from sales of our flat panel display inspection products which resulted from orders booked in the fourth quarter of 2011. Costs of sales increased $475,000 to $482,000 (60.86% of sales) in the first quarter of 2012 compared to $7,000 (100.0% of sales) in the first quarter of 2011. This was primarily due to a increase in material costs of $447,000 as a result of the higher sales of flat panel display inspection systems and an increase in warranty expense of $31,000.

Marketing costs decreased $6,000 (8.0%) to $82,000 in the first quarter of 2012 compared to $88,000 in the firts quarter of 2011. This decrease was attributable to reduced travel expenses.

General and administrative (“G&A”) costs increased $37,000 (13.7%) to $306,000 in the first quarter of 2012 compared to $269,000 in the first quarter of 2011. The increase was a result of increases in personnel costs of $15,400 and increases in professional fees of $21,600.

Engineering and development expenditures increased $30,000 (20.1%) to $194,000 in the first quarter of 2012 compared to $164,000 in the first quarter of 2011. The increase was primarily a result of increases in personnel costs.

There was no other income for the three months ended March 31, 2012 or for the three months ended March 31, 2011.

Interest expense decreased $38,000 to $295,000 for the quarter ended March 31, 2012 compared to $334,000 for the quarter ended March 31, 2011. The decrease is primarily attributable to the reduction of Class 2 and Class 3 Notes earning default interest.

Liquidity and Capital Resources

Net cash used in operating activities was $602,000 for the three-month period ended March 31, 2012, compared to $455,000 for the first three months of 2011. Operating cash flow for both periods primarily reflected net losses of $567,000 for 2012 and $854,000 for 2011 adjusted for non-cash charges and changes in working capital. Working capital changes in the first three months of 2012 primarily reflected an increase in accounts receivable as a result of sales recognized, an increase in accounts receivable - employees (as a result of loans made to employees), an increase in inventory as a result of increases in finished goods because of sales orders in process and recognition of deferred revenue, partially offset by a decrease in other current assets as a result of timing of expense recognition. We realized an increase in accounts payable and other current liabilities as a result of insufficient cash to make payments and sales orders in process. Accrued interest increased as a result of the issuance of additional debt and the default interest rate in effect on the defaulted Class 2 and Class 3 Notes. Customer deposits increased as a result of sales orders received. Deferred revenue decreased as a result of shipped systems that had received acceptance by the end of the period.

Our investing activities for the three-month period ended March 31, 2012 included an increase equipment of $7,000 an increase in patents of $4,000. We did not have investing activities for the three-month period ended March 31, 2011.

The Company does not have any commitments for capital expenditures as of March 31, 2012.

Financing activities for the three-month period ended March 31, 2012 included proceeds of $529,000 from the issuance of Class 2 Notes and payments of Class 2 Notes of $10,000. Our financing activities for the three-month period ended March 31, 2011 included proceeds of $420,000 from the issuance of Class 2 Notes, $20,000 from loans payable. We paid interest of $3,247 on Class 2 Notes during the three-month period ended March 31, 2012. We did not pay any interest during the three-month period ended March 31, 2011

In October 2011, we received $2,236,300 of orders from one customer for equipment that we expected to deliver in the first six months of 2012. $1,835,800 of this equipment has been delivered or is scheduled for delivery by mid-May 2012. The remaining $400,500 of the equipment has been put on hold pending a revised delivery schedule from our customer. See Note J - Going Concern Matters for more information on their expected affect on cash flow.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. The defaulted Class 2 and Class 3 Notes are accruing interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”). Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral. The Company’s default under the terms of the Agreement may result in the Company’s liquidity decreasing in a material way. In order to remedy any potential decrease in liquidity, if the existing note holders do not continue to purchase new notes to provide additional funding for operations and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing, we may not have sufficient cash to operate. See Note K – Subsequent Events for information on note activity since March 31, 2012. For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements, Note D – Related Party Transactions, Note J – Going Concern Matters, and Note K – Subsequent Events in the notes to condensed financial statements.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at March 31, 2012; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of March 31, 2012 and 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, on March 31, 2012, the chief executive officer and chief financial officer each concluded that the Company’s current disclosure controls and procedures are effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first three months of the fiscal year 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 25, 2012, John R. Kiely, III purchased $104,000 of Class 2 Notes maturing on March 23, 2012, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year. Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (42,470 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment. Each of the warrants is exercisable for one share of the Company’s common stock at $0.10 per share through January 25, 2016. Mr. Kiely elected in advance to cease warrant accrual on March 23, 2012 and increase the interest rate to 12%. This note is secured by substantially all payments received by the Company after January 26, 2012, for the design, sale or service of display inspection systems.

On February 6, 2012, John R. Kiely, III purchased $90,000 of Class 2 Notes maturing on March 23, 2012, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year. Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (36,986 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment. Each of the warrants is exercisable for one share of the Company’s common stock at $0.10 per share through February 6, 2016. Mr. Kiely elected in advance to cease warrant accrual on March 23, 2012 and increase the interest rate to 12%. This note is secured by substantially all payments received by the Company after February 6, 2012, for the design, sale or service of display inspection systems, but is subordinate to the Class 2 Note issued to Mr. Kiely on January 26, 2012.

On February 23, 2012, John R. Kiely, III purchased $165,000 of Class 2 Notes maturing on May 23, 2012, earning interest at 10%, and earning warrants at the rate of five warrants per dollar of outstanding note per year. Per the terms of the note agreement, we agreed to issue warrants for the first 30 days (67,808 warrants) and any additional warrants earned by this note upon shareholder approval of an increase in the authorized shares of the Company’s common stock that is sufficient to accommodate this commitment. Each of the warrants is exercisable for one share of the Company’s common stock at $0.10 per share through February 23, 2016. Mr. Kiely elected in advance to cease warrant accrual on May 23, 2012 and increase the interest rate to 12%. This note is secured by substantially all payments received by the Company after February 23, 2012, for the design, sale or service of display inspection systems, but subordinate to the notes issued to Mr. Kiely on January 26, 2012 and February 6, 2012.

On March 5, 2012, John R. Kiely, III purchased $70,000 of Class 2 Notes maturing on May 23, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after March 5, 2012, for the design, sale or service of display inspection systems, but is subordinate to the notes issued to Mr. Kiely on January 26, 2012, February 6, 2012, and February 23, 2012.

On March 29, 2012, John R. Kiely, III purchased $100,000 of Class 2 Notes maturing on April 13, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after March 29, 2012, for the design, sale or service of display inspection systems.

The above sales are exempt from registration pursuant to Rule 506 of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

See Note C – Long Term Debt and Other Financing Arrangements, Note J – Going Concern Matters and Note K – Subsequent Events of our condensed financial statements in Part I of this Form 10-Q, which are incorporated by reference into this Item 3, for information on defaulted note and interest payments.

Item 6. Exhibits

Exhibit
Number	Description of Document

3.1	Articles of Incorporation, as amended (filed as Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 1995, SEC file 000-12728, and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1994, SEC file 000-12728, and incorporated herein by reference).

3.3	Certificate of Designation effective April 11, 2005 and amendment to the By-Laws of the Registrant effective March 23, 2005 (filed as Exhibit 4(b) to the registrant’s Form 8-K dated April 14, 2005, SEC file 000-12728, and incorporated herein by reference).

3.4	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 27, 2005 (filed as Exhibit 3.4 to the registrant’s Registration Statement on Form SB-2 filed on June 9, 2005, SEC File No. 333-125669, and incorporated herein by reference).

3.5	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on April 19, 2007 (filed as Exhibit 3.5 to the registrant’s Registration Statement on Form S-1 filed on April 18, 2008, SEC file No. 333-125669, and incoprorated herein by reference).

3.6	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 28, 2008 (filed as Exhibit 3.6 to the registrant’s Form 10-Q for the quarter ended June 30, 2008, SEC file No. 000-12728, and incorporated herein by reference).

3.7	Certificate of Amendment of Restated Articles of Incorporation, filed with the Secretary of State of the State of Michigan on May 21, 2009 (filed as Exhibit 3.7 to the registrant’s Form 10-Q for the quarter ended September 30, 2009, SEC file No. 000-12728, and incorporated herein by reference).

4.1	Form of Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 3 Note (filed as Exhibit 4.8 to registrant’s Form 10-K for the year ended December 31, 2003, SEC file 000-12728, and incorporated herein by reference).

4.2	Securities Purchase Agreement, Effective April 12, 2005 (filed as Exhibit 4.(A) to registrant’s Form 8-K filed April 14, 2005, SEC file 000-12728, and incorporated herein by reference).

4.3	Form of Consent to Modifications dated November 14, 2006 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement including Form of Integral Vision, Inc. Class 2 Warrant (filed as Exhibit 4.9 to registrant’s Form 10-Q for the quarter ended September 30, 2006, SEC file 000-12728, and incorporated herein by reference).

4.4	Form of Consent to Modifications dated August 13, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.4 to registrant’s Form 10-QSB for the quarter ended June 30, 2007, SEC file 000-12728, and incorporated herein by reference).

4.5	Form of Consent to Modifications dated October 10, 2007 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to registrant’s Form 10-QSB for the quarter ended September 30, 2007, SEC file 000-12728, and incorporated herein by reference).

4.6	Form of Consent to Modifications dated January 18, 2008 modifying the terms of the Fourth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.6 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.7	Form of Amended Collateral Assignment of Proprietary Rights dated March 5, 2008 (filed as Exhibit 4.7 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.8	Form of Amended Security Agreement dated March 6, 2008 (filed as Exhibit 4.8 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.9	Form of Consent to Amend and Replace Agreements dated March 12, 2008 (filed as Exhibit 4.9 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.10	Form of Fifth Amended and Restated Note and Warrant Purchase Agreement (filed as Exhibit 4.10 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

4.11	Waiver and Amendment Agreement, effective September 15, 2008, and the Registration Rights Agreement and common stock Warrants, made a part thereof, among the respective parties thereto (filed as Exhibit 4.1 to the registrant’s Form 8-K filed September 15, 2008, SEC file 000-12728, and incorporated herein by reference).

4.12	Exchange Agreements, effective September 15, 2008, among the respective parties thereto (filed as Exhibit 4.3 to the registrant’s Form 8-K filed September 15, 2008, SEC file 000-12728, and incorporated herein by reference).

4.13	Consent to Amend and Replace Agreements dated June 10, 2009 (filed as Exhibit 4.13 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.14	Consent to Amend and Replace Agreements dated June 24, 2009 (filed as Exhibit 4.14 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.15	Consent to Amend and Replace Agreements dated September 16, 2009 (filed as Exhibit 4.15 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.16	Consent to Modifications dated April 19, 2010, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.16 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.17	Amendment Agreement dated April 22, 1010, modifying the terms of certain warrants issued pursuant to the Waiver and Amendment Agreement (filed as Exhibit 4.17 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.18	Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.18 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.19	Consent to Modifications dated June 18, 2010 (filed as Exhibit 4.19 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.20	Amendment Agreement dated May 17, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.20 to the registrant’s Form 10-Q for the quarter ended June 30, 2011, and incorporated herein by reference).

4.21	Form of Consent to Modifications dated November 15, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.21 to the registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

4.22	Form of Consent to Modifications dated December 5, 2011, modifying the terms of the Fifth Amended Note and Warrant Purchase Agreement (filed as Exhibit 4.22 to the registrant’s Form 10-K for the year ended December 31, 2011, and incorporated herein by reference).

10.1	Integral Vision, Inc. Employee Stock Option Plan (filed as Exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended September 30, 1995, SEC file 000-12728, and incorporated herein by reference).

10.2	Form of Confidentiality and Non-Compete Agreement Between the Registrant and its Employees (filed as Exhibit 10.4 to the registrant’s Form 10-K for the year ended December 31, 1992, SEC File 000-12728, and incorporated herein by reference).

10.3	Integral Vision, Inc. 1999 Employee Stock Option Plan (filed as exhibit 10.5 to the registrant’s Form 10-Q for the quarter ended June 30, 1999, SEC file 000-12728, and incorporated herein by reference).

10.4	Integral Vision, Inc. 2004 Employee Stock Option Plan (filed as exhibit 10.11 to the registrant’s Form 10-Q for the quarter ended June 30, 2004, SEC file 000-12728, and incorporated herein by reference).

10.5	Integral Vision, Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.5 to the registrant’s Form 10-KSB for the year ended December 31, 2007, SEC file 000-12728, and incorporated herein by reference).

10.6	Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan (filed as Exhibit 10.6 to the registrant’s Schedule 14A filed March 26, 2009, SEC file 000-12728, and incorporated herein by reference).

10.7	Form of Amendment and Restatement of Integral Vision, Inc. 2008 Equity Incentive Plan. (filed as Exhibit 10.7 to the registrant’s Form 10-Q for the quarter ended March 30, 2010, SEC file 000-12728, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(e) or Rule 15d-14(a).

32.1	Certification by Chief Executive Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRAL VISION, INC.

Dated: May 18, 2012	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: May 18, 2012	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer

