Form 10-Q
period 2012-06-30
INTEGRAL VISION INC
filed 2012-10-01
CIK 719152

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

35,675,409 shares of common stock as of August 31, 2012.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

INTEGRAL VISION, INC.

FORM 10-Q Report

June 30, 2012

Condensed Balance Sheets

Integral Vision, Inc.

	June 30	December 31,
	2012	2011
	(Unaudited)
	(in thousands)
Assets
Current assets
Cash	$27	$116
Accounts receivable	95	35
Accounts receivable employees	1	-
Inventories	91	203
Other current assets	58	128
Total current assets	272	482

Property and equipment
Building improvements	4	4
Production and engineering equipment	364	357
Furniture and fixtures	80	80
Computer equipment	204	201
Marketing/demonstration equipment	139	139
	791	781
Less accumulated depreciation	752	743
Net property and equipment	39	38

Other assets - net of accumulated amortization of $1,605,000 for 2012 and $1,597,000 for 2011	35	37
	35	37
Total assets	$346	$557

Liabilities and Stockholders' Deficit
Current liabilities
Notes payable ($827,534 in default in 2012. See Note C.)	$828	$828
Notes payable to related parties and directors ($5,430,170 in default in 2012. See Note C.)	5,729	5,011
Loans payable	11	11
Accounts payable	558	221
Customer deposits	407	1,192
Accrued compensation and related costs	370	355
Accrued interest ($224,224 of interest is due on notes in default in 2012. See Note C.)	369	295
Accrued warrants for interest	24	43
Accrued interest related parties and directors ($1,580,288 of interest is due on notes in default in 2012. See Note C.)	2,780	2,214
Accrued product warranty	85	51
Accrued sales commissions	48	48
Accrued professional services	55	66
Other accrued liabilities	43	54
Deferred revenue	-	53
Total current liabilities	11,307	10,442

Long-term debt
Notes payable	295	295
Notes payable related parties and directors (See Note D)	3,481	3,481
Total liabilities	15,083	14,218

Commitments and contingencies (Note C and H)
Stockholders' deficit
Preferred stock, 400,000 shares authorized; none issued	-	-
Common stock, without par value; 90,000,000 shares authorized; 35,675,409 shares issued and outstanding (35,675,409 in 2011)	54,024	54,024
Accumulated deficit	(68,761)	(67,685)
Total stockholders' deficit	(14,737)	(13,661)
Total liabilities and stockholders' deficit	$346	$557

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Three Months Ended June 30,
	2012	2011

	(In thousands, except per share data)
Revenues:
Net product sales	$764	$34
Costs of sales:
Costs of sales for products	333	47
Depreciation and amortization	5	4
Total costs of sales	338	51
Gross margin	426	(17)

Other costs and expenses:
Marketing	87	81
General and administrative	304	264
Engineering and development	212	176
Total other costs and expenses	603	521
Operating loss	(177)	(538)
Other income	1	-
Troubled debt restructuring gain	-	72
Interest expense	(37)	(25)
Interest expense related parties and directors	(296)	(254)
Loss from operations before income taxes	(509)	(745)
Income taxes	-	-
Net loss	$(509)	$(745)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	35,675

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Operations (Unaudited)

Integral Vision, Inc.

	Six Months Ended June 30,
	2012	2011

	(In thousands, except per share data)
Revenues:
Net product sales	$1,557	$42
Costs of sales:
Costs of sales for products	812	50
Depreciation and amortization	9	8
Total costs of sales	821	58
Gross margin	736	(16)

Other costs and expenses:
Marketing	169	169
General and administrative	610	533
Engineering and development	406	340
Total other costs and expenses	1,185	1,042
Operating loss	(449)	(1,058)
Other income	1	-
Troubled debt restructuring gain	-	72
Interest expense	(70)	(76)
Interest expense related parties and directors	(558)	(536)
Loss from operations before income taxes	(1,076)	(1,598)
Income taxes	-	-
Net loss	$(1,076)	$(1,598)

Basic and diluted loss per share	$(0.03)	$(0.04)

Weighted average number of shares outstanding of common stock and common stock equivalents, where applicable	35,675	35,675

The accompanying notes are an integral part of these financial statements.

6

Statements of Stockholders’ Deficit (Unaudited)

Integral Vision, Inc.

	Number of Common Shares Outstanding	Common Stock	Preferred Stock	Accumulated Deficit	Total
	(in thousands, except number of common shares outstanding)
Balances at January 1, 2012	35,675,409	$54,024	$-	$(67,685)	$(13,661)
Net loss for the period				(1,076)	$(1,076)
Balances at June 30, 2012	35,675,409	$54,024	$-	$(68,761)	$(14,737)

The accompanying notes are an integral part of these financial statements.

Condensed Statements of Cash Flows (Unaudited)

Integral Vision, Inc.

	Six Months Ended June 30
	2012	2011
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(1,076)	$(1,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	44
Amortization	8	6
Warrants issued in settlement of interest to related parties	-	2
Troubled debt restructuring gain	-	72
Changes in operating assets and liabilities:
Accounts receivable	(60)	(37)
Accounts receivable employees	(1)	(61)
Inventories	112	(11)
Other current assets	70	23
Accounts payable and other current liabilities	364	104
Accrued interest	619	535
Customer deposits	(785)	39
Deferred revenue	(53)	92
Net cash used in operating activities	(793)	(790)

Cash Flows Provided By (Used In) Investing Activities:
Purchase of equipment	(10)	-
Additional patent expenditures	(5)	(5)
Net cash used in investing activities	(15)	(5)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from sale of Class 2 Notes	-	90
Proceeds from sale of Class 2 Notes to related parties	991	674
Payment of Class 2 Notes to related parties	(272)	-
Proceeds from loans payable officers	-	10
Proceeds from loans payable	-	10
Payments for loans payable officers	-	(10)
Net cash provided by financing activities	719	774
(Decrease) in cash	(89)	(21)
Cash at beginning of period	116	23
Cash at end of period	$27	$2

Supplemental cash flows information:
Interest paid	$4	$-

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

The results of operations for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012.

Note A – Nature of Business

Integral Vision, Inc. develops, manufactures, and markets flat panel display inspection systems to ensure product quality in the display manufacturing process. We primarily inspect Microdisplays and small flat panel displays, though the technology used is scalable to allow inspection of full screen displays and components. Our customers and potential customers are primarily large companies with significant investment in the manufacture of displays. Nearly all of our sales originate in the United States, Asia, or Europe. We have a branch office in Taiwan to provide local sales, service and engineering support to our customers in that region. Our products are generally sold as capital goods. Depending on the application, display inspection systems have an indefinite life and are more likely to require replacement due to possible technological obsolescence than from physical wear.

Major Customers

The nature of our product offerings may produce sales to one or a limited number of customers in excess of 10% of total net sales in any one year. It is possible that the specific customers reaching this threshold may change from year to year. Loss of any one of these customers could have a material impact on our results of operations. For the three months and six months ended June 30, 2012, sales to Qualcomm represented 100% of our total net sales for each period, Approximately $95,000 was due from Qualcomm at June 30, 2012.

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

At June 30, 2012 and December 31, 2011, inventories consisted of the following amounts (there was no obsolescence allowance at June 30, 2012 or December 31, 2011):

	2012	2011
	(in thousands)
Raw materials	$37	$23
Work in process	54	147
Finished goods	-	33
	$91	$203

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

Depreciation is computed by the straight-line method based on the estimated useful lives of the assets (building improvements: over 5 years or remaining life of lease; production and engineering equipment: over 3 to 10 years; furniture and fixtures: over 5 to 10 years; computer equipment: over 3 to 10 years; and marketing and demonstration equipment: over 3 to 5 years).

Stockholder’s Equity

As of June 30, 2012, we have 90,000,000 authorized shares of common stock of which 35,675,409 shares are issued and outstanding. 23,621,511 shares of common stock are commited to the holders of outstanding warrants, 23,233,132 shares of common stock are commited to the holders of Class 3 Convertible Notes, and 12,648,000 shares of common stock are commited to the holders of stock options. We also have commitments to issue warrants that can be exercised for a combined total of 14,066,503 of our common shares. We have not issued these warrants and will not issue them until the shareholders authorize sufficient shares to cover their potential exercise. Our total commitment for shares of common stock is 109,244,555 shares as of June 30, 2012. Based on the foregoing, we are in default of our commitment to some of the holders of warrants earned against their Class 2 Notes to reserve adequate authorized shares of common stock for our outstanding commitments and would be in default of our commitment to deliver warrants on request if the holders requested their earned but unissued warrants before sufficient shares were authorized. The Board of Directors has authorized proposing a reverse stock split to the shareholders which, if approved, would resolve this issue.

Deferred Revenue

Deferred revenue represents amounts periodically invoiced for sales orders in excess of amounts recognized as revenues. There was no deferred revenue at June 30, 2012 and $53,000 of deferred revenue at December 31, 2011.

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

We recognize revenue at the time of shipment for product sales where the customer’s acceptance criteria can be demonstrated as met prior to shipment and where title transfers on shipment. We recognize revenue at the time of final acceptance at the customer site when title does not transfer on shipment or if acceptance criteria at the customer site are substantially different than acceptance criteria for shipment. We recognize revenue for product sales with no specific customer acceptance criteria, including spare parts, on shipment. Revenue from service contracts is recognized over the term of the contract. Revenue is reported net of sales commissions which were $34,107 and $0.00 for the three-month periods ended June 30, 2012 and 2011, respectively, and $56,175 and $1,000 for the six-month periods ended June 30, 2012 and 2011, respectively.

Supplemental Disclosure of Non-cash Investing and Financing Activities

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in our estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We had no such accruals at June 30, 2012 and December 31, 2011.

Recently Issued Accounting Standards

None of the new accounting pronouncements affect Integral Vision, Inc.

Note C - Long-Term Debt and Other Financing Arrangements

2012 Activity (Values for warrants are determined using the Black Scholes Option Pricing Model)

As of January 1, 2012, we had $4,660,806 of outstanding Class 2 Notes and 12,972,790 unissued warrants valued at $42,976. These Class 2 Notes are working capital notes secured by accounts receivable, inventory, and intellectual property and have been issued primarily to certain shareholders that are directors or beneficial owners of more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). The Notes bear interest at 10%, payable at maturity of the note and earn warrants at the rate of five warrants per year per dollar invested. The warrants have an exercise price ranging from $0.10 to $0.25 per share of our common stock. The holder can elect to forgo warrants and earn an additional 2% interest.

During the quarter ended March 31, 2012, we issued $529,000 of Class 2 Notes. We also repaid $9,928 of principal and $247 of interest related to that principal. $359,000 of these notes bear interest at the rate of 10% and earn warrants at the rate of five warrants per year per dollar invested and were due March 23, 2012. These Class 2 Notes were not extended and are currently in default because we did not have sufficient operating cash to pay the notes when due. The warrants have an exercise price of $0.10 per share of our common stock. $170,000 of these notes earn interest at the rate of 12%, were due $100,000 on April 13, 2012 and $70,000 on May 23, 2012, were not extended and are currently in default because we did not have sufficient operating cash to pay the notes when due. We had 13,627,393 accrued warrants that were earned but not issued as of March 31, 2012, valued at $23,251. These warrants are revalued each quarter using the Black Scholes Option Pricing Model and changes in value are reflected in interest expense. During the quarter, we also paid $3,000 of interest to Michael Kiely, a related party. (see Note D – Related Party Transactions).

During the quarter ended June 30, 2012, we issued $461,970 of Class 2 Notes. We also repaid $262,500 of principal and $365 of interest related to that principal. All of these notes bear interest at the rate of 12%. $203,470 of these Class 2 Notes were due June 30, 2012 and were not extended and are currently in default. $96,000 of these Class 2 Notes were due July 31, 2012 and were not extended and are currently in default because we did not have sufficient operating cash to pay all of the notes when due. (see Note D – Related Party Transactions).

As of January 1, 2012, we had $4,953,633 of outstanding Class 3 Notes. Of these, $3,671,642 bear interest at 8% and $1,281,989 bear interest at 12%, payable January 1st and July 1st of each year. The Notes are secured by our intellectual property and have been issued primarily to certain shareholders that are directors or beneficial owners of more than five percent of the outstanding shares of common stock of the Company (see Note D – Related Party Transactions). Also, $3,671,642 of the Notes are convertible into the Company’s common stock at $0.25 per share, and $1,281,989 of the Notes are convertible into the Company’s stock at $0.15 per share. No new Class 3 Notes were issued during the three-month period ended June 30, 2012. As of June 30, 2012, all of the Class 3 Notes are in default and are earning default interest which is 4% above the original interest rate.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because as of June 30, 2012, it failed to make full payment of principal and interest on $1,304,072 of Class 2 Notes and $4,953,632 of Class 3 Notes that were past their maturity dates. As of June 30, 2012, the outstanding unpaid interest on the defaulted Class 2 Notes and Class 3 Notes was $254,001 and $1,550,511, respectively.

The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”).

Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral. See Note K – Subsequent Events for recent activity associated with the Class 2 and Class 3 Notes.

As of June 30, 2012, $37,500 of the Class 2 Notes were earning 10% interest and accruing warrants, $385,000 of the Class 2 Notes were earning default interest of 14% and accruing warrants, $919,072 of Class 2 Notes are in default earning interest of 12%, and $4,037,776 of the Class 2 Notes were earning interest at 12% and do not earn warrants.

As of June 30, 2012, $1,304,072 of the Class 2 Notes were past due and in default. $203,470 of Class 2 Notes are due June 30, 2012, $96,000 of Class 2 Notes are due July 31, 2012, and $3,775,806 of Class 2 Notes are due July 1, 2013. See Note K – Subsequent Events for recent activity associated with the maturity of Class 2 Notes.

The Company is in discussions with the note holders about restructuring of current positions to allow for new capital to be raised. Existing note holders are no longer able to fund our current needs. Taking into account the delay we are experienceing in delivering existing and in receiving anticipated orders, we expect that we may need to raise an additional $1,500,000 of operating capital to bridge the gap and then ramp up production and support over the next 12 months. If the anticipated orders do not materialize as expected, we may need to raise up to $2,400,000 to fund operations through the third quarter of 2013. These levels of required capital are beyond the means of existing noteholders and have caused us to seek new investors which will result in a restructuring of current positions. See Note K – Subsequent Events of our financial statements for information on note activity since June 30, 2012.

The following table summarizes Class 2 Note activity for the three-month and six-month periods ended June 30, 2012:

	Notes Issued for Cash	Class 3 Notes Issued for Class 2 Note Payment	Cash Redemption	Notes Issued for Interest Payment	Class 2 Note Balance	Warrants Issued for Interest

Balance December 31, 2011	$-	$-	$-	$-	$4,660,806	$-
Quarter Ended March 31, 2012	529,000	-	(9,928)	-	519,072	-
Quarter Ended June 30, 2012	461,970	-	(262,500)	-	199,470	-
Balance June 30, 2012	$990,970	$-	$(272,428)	$-	$5,379,348	$-

The following table summarizes Class 3 Note activity for the three-month and six-month periods ended June 30, 2012:

	Notes Issued For Cash	Exchange of Class 2 Note and Related Interest	Cash Redemption	Notes Issued For Interest	Class 3 Note Balance

Balance December 31, 2011	$-	$-	$-	$-	$4,953,633
Quarter Ended March 31, 2012	-	-	-	-	-
Quarter Ended June 30, 2012	-	-	-	-	-
Balance June 30, 2012	$-	$-	$-	$-	$4,953,633

A summary of the Company’s debt obligations is as follows as of June 30, 2012 and December 31, 2011:

	2012	2011
	(in thousands)
Short Term Notes Payable:
Class 2 Notes	$1,603	$885
Class 3 Notes	4,954	4,954
Net Short Term Notes Payable	$6,557	$5,839

Long Term Notes Payable:
Class 2 Notes	$3,776	$3,776
Class 3 Notes	-	-
Net Long Term Notes Payable	$3,776	$3,776

Total	$10,333	$9,615

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

	Greater than 5% shareholder			Director
	John Hunter	John R. Kiely, III.		Max A. Coon		Total
Outstanding balance as of December 31, 2011
Class 2 Notes	$1,781,112	$2,199,695	1	$125,000	3
Class 3 Notes	$1,490,167	$2,541,427	2	$354,504	4
Total	$3,271,279	$4,741,122		$479,504		$8,491,905

Outstanding balance as of June 30, 2012
Class 2 Notes	$1,781,112	$2,918,236	1	$125,000	3
Class 3 Notes	$1,490,167	$2,541,427	2	$354,504	4
Total	$3,271,279	$5,459,663		$479,504		$9,210,446

Amount of principal paid during Period
2012	$-	$272,428		$-
2011	$-	$-		$-

Amount of interest paid during six- month period ending June 30
Cash 2012	$-	$3,609	65	$-		$3,609
Notes issued in payment of interest 2012	$-	$-		$-
Value of warrants issued 2012	$-	$-		$-
Total 2012	$-	$3,609		$-		$3,609

Cash 2011	$-	$-		$-
Notes issued in payment of interest 2011	$-	$-		$-
Value of warrants issued 2011	$-	$969		$-
Total 2011	$-	$969		$-		$969

Accrued interest at June 30
Cash 2012	$1,170,788	$1,422,930	6	$186,140	8
Value of warrants accrued not issued 2012	$7,494	$8,498	7	$2,308
Total 2012	$1,178,282	$1,431,428		$188,448		$2,798,158

Cash 2011	$761,935	$792,280	10	$122,332	12
Value of warrants accrued not issued 2011	$12,575	$10,148	11	$2,079	13
Total 2011	$774,510	$802,428		$124,411		$1,701,349

1)	Includes $100,750 of Class 2 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $28,250 of Class 2 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
2)	Includes $1,190,194 of Class 3 Notes held solely by Michael Kiely, brother of John R. Kiely, III, and $29,389 of Class 3 Notes held by Maria P. Kiely, sister in law of John R. Kiely, III.
3)	Includes $125,000 Class 2 Notes held by Charlevoix Drive Properties Ltd. of which Max A. Coon is the principal partner.
4)	Includes $158,580 of Class 3 Notes held by Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $56,343 of Class 3 Notes held by Max Andrew Coon, grandson of Max A. Coon.
5)	Includes $3,000 of interest paid to Michael Kiely, brother of John R. Kiely, III.
6)	Includes $439,668 of interest due to Michael Kiely, brother of John R. Kiely, III, and $20,490 of interest due to Maria Kiely, sister-in-law of John R. Kiely.
7)	Includes $535 of interest associated with accrued and unissued warrants due to Michael Kiely, brother of John R. Kiely, III, and $176 of interest associated with accrued and unissued warrants due to Maria Kiely, sister-in-law of John R. Kiely, III.
8)	Includes $127,516 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $16,859 of imterest due to Max Andrew Coon, grandson of Max A. Coon.
9)	Includes $2,307 of interest associated with accrued and unissued warrants due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner.

10)	Includes $257,113 of interest due to Michael Kiely, brother of John R. Kiely, III, and $13,363 of interest due to Maria Kiely, sister-in-law to John R. Kiely, III.
11)	Includes $898 of interest expense for accrued and unissued warrants for Michael Kiely, brother of John R. Kiely, III, and $295 of interest expense for accrued and unissued warrants for Maria Kiely, sister-in-law of John R. Kiely, III.
12)	Includes $61,757 of interest due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner and $9,561 of interest due to Max Andrew Coon, grandson of Max A. Coon.
13)	Includes $2,079 of interest associated with accrued and unissued warrants due to Charlevoix Drive Properties, Ltd. of which Max A. Coon is the principal partner

Total interest expense for the period ended June 30, 2012 was $627,762 of which $527,543 and $30,069 were for greater than 5% shareholders and directors, respectively. Interest expense for the period ended June 30, 2011 was $612,454 of which $504,750 and $31,735 were for greater than 5% shareholders and directors, respectively.

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

On March 28, 2012, Mr. Kiely elected to cease warrant accrual on the Class 2 Note purchased Februarly 23, 2012 for $165,000. The interest rate for this note was therefore increased to 12% per the terms of the Agreement.

On March 29, 2012, Mr. Kiely purchased $100,000 of Class 2 Notes maturing on April 13, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after March 29, 2012, for the design, sale or service of display inspection systems.

The Company did not have sufficient cash to meet its obligations in April of 2012. On April 2, 2012, Mr. Kiely released his interest in approximately $270,000 of specified payments subject to the conditions that Integral Vision repay $100,000 plus interest on receipt of funds for a specific invoice and that the Company pays $5,000 to the Klonoff Company which will be used for certain legal fees. The balance of the funds were used by the Company for general purposes.

On April 24, 2012, Mr. Kiely released his interest in $53,400 of specified payments and purchased $154,000 of Class 2 Notes maturing June 30, 2012, and earning interest at 12%. This note is secured by substantially all payments received by the Company after April 24, 2012, for the design and sale of display inspection systems. The funds were used by the Company for general purposes.

The Company did not have sufficient cash to meet its obligations in May of 2012. On May 4, 2012, John R. Kiely, III purchased $86,970 of Class 2 Notes maturing on June 30, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after May 4, 2012, for the design and sale of display inspection systems.

On May 22, 2012, John R. Kiely, III purchased $125,000 of Class 2 Notes maturing on June 30, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after May 22, 2012, for the design and sale of display inspection systems. On May 29, 2012, John R. Kiely, III released his interest in $41,501 of specified payments.

The Company did not have sufficient cash to meet its obligations in June of 2012. On June 8, 2012, John R. Kiely, III released his interest in $208,288 of specified payments subject to the conditions that Integral Vision repay $162,500 of notes and interest. The balance of the specified payment received was used for general corporate purposes. On June 20, 2012, John R. Kiely, III released his interest in $104,144 in specified payments. The funds were used for general corporate purposes.

On June 27, 2012, John R. Kiely, III purchased $96,000 of Class 2 Notes maturing on July 31, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after June 27, 2012, for the design and sale of display inspection systems. The funds were used for general corporate purposes.

The Company did not have sufficient cash to meet its obligations in July of 2012. On July 26, 2012, John R. Kiely, III purchased $85,000 of Class 2 Notes maturing on August 31, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after July 26, 2012, for the design and sale of display inspection systems. The funds were used for general corporate purposes.

For more information on Class 2 and Class 3 notes, see Note C – Long Term Debt and Other Financing.

Note E - Income Taxes

Income Taxes

In accordance with ASC Topic 740 “Income Taxes,” we assess our uncertain tax positions for tax years that are still open for examination. Because of our historical significant net operating losses, we have not been subject to income tax since 1995. There were no unrecognized tax benefits during all of the periods presented. We classify all interest and penalties as income tax expense. We did not have any accrued interest and penalties related to uncertain tax positions as of December 31, 2011. We file income tax returns in the United States federal jurisdiction and various state jurisdictions. The tax years 2009 through 2011 remain open to examination by taxing jurisdictions to which we are subject. As of June 30, 2012, we did not have any tax examinations in process.

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

Note F – Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
	(in thousands, except per share data)
Numerator for basic and diluted loss per share - loss available to common stockholders
Net loss	$(509)	$(745)	$(1,076)	$(1,598)
*there was no effect of dilutive securities, see below

Denominator for basic and diluted loss per share - weighted average shares	35,675	35,675	35,675	35,675
*there was no effect of dilutive securities, see below

Basic and diluted loss per share:
Net loss	$(0.01)	$(0.02)	$(0.03)	$(0.04)

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

Effective April 19, 2010, and pending shareholder approval, the Board increased the maximum number of cumulative shares available to 14,000,000 plus (i) any shares that are forfeited or remain unpurchased or undistributed upon termination or expiration of the awards from the 2008 Plan or options from the 2004 Plan and (ii) any shares exchanged as full or partial payment for the exercise price of any award under the 2008 Plan. As of June 30, 2012, and assuming shareholder ratification of the Board’s action, no shares remain which can be issued under the 2008 Plan.

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

On April 2, 2012, the Compensation Committee of the Board approved 100,000 incentive stock options, contingent on shareholder approval of the proposed amendment to the 2008 Equity Compensation Plan and the proposed increase in authorized shares, for a new key employee at an exercise price of $0.0168, the closing price of the stock on April 2, 2012. This award was not recorded as compensation expense in 2012. When shareholder approval of the proposed amendment is received the grant will be recorded as compensation expense.

As of June 30, 2012, we had no unrecognized expense related to unvested share options.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model with the weighted average assumptions noted in the following table. The fair value of all awards is amortized on a straight-line basis over the requisite service periods.  The expected life of all awards granted represents the period of time that they are expected to be outstanding.  The expected life is determined using historical and other information available at the time of grant.  Expected volatilities are based on historical volatility of our common stock, and other factors.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  We use historical data to estimate pre-vesting option forfeitures. There was no activity in the second quarters of 2012 or 2011 so the table has been omitted.

A summary of option activity under all Plans for the six month periods ended June 30, 2012, and 2011 follows:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(number of shares in thousands)
Outstanding at January 1	12,618	$0.04	6,260	$0.06
Granted	100	0.02	0	0.00
Exercised	0	0.00	0	0.00
Expired	(70)	0.02	0	0.00
Outstanding at June 30 ($.04 to $0.24 per share)	12,648	$0.04	6,260	$0.06
Exercisable ($.04 to $.30 per share)(1)	12,648	$0.04	6,160	$0.06

(1) Includes 9,030,000 and 2,358,000 shares in 2012 and 2011 respectively that require shareholder approval of the modified Plan prior to exercise. See paragraph 5 of Note G – Share Based Compensation above.

A summary of the status of our nonvested shares as of June 30, 2012 and 2011, and changes during the six months ended June 30, 2012, and June 30, 2011, is presented below:

	2012		2011

	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1	0	$0.00	64,000	$0.04
Granted	0	0.00	0	0.00
Exchanged	0	0.00	0	0.00
Vested	0	0.00	(64,000)	0.04
Nonvested at June 30	0	$0.00	0	$0.00

There was no share-based compensation expense for the three-months and six-months periods ended June 30, 2012 and 2011 related to share-based awards under ASC Topic 718 “Stock Compensation”.

Additional information regarding the range of exercise prices and weighted average remaining life of options outstanding at June 30, 2012 and 2011 is as follows:

21

		2012			2011
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)			(number of shares in thousands)
$0.04 to $0.07(1)	12,348	8.6	12,348	5,776	9.0	5,676
$0.10 to $0.24	300	3.9	300	484	3.4	484
Totals	12,648	8.5	12,648	6,260	8.6	6,160

(1)     Includes 9,030,000 and 2,358,000 shares in 2012 and 2011 respectively that require shareholder approval of the modified Plan prior to exercise. See paragraph 5 of Note G – Share Based Compensation above.

A summary of the outstanding warrants, options, and shares available upon the conversion of Class 3 Notes at June 30, 2012 and 2011 is as follows:

		2012				2011
	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Life	Number Exercisable
	(number of shares in thousands)				(number of shares in thousands)
PIPE Warrants	$0.001	7,000	1.21	7,000	$0.001	7,000	2.21	7,000
Class 2 Note Warrants	$0.155	16,622	1.77	16,622	$0.161	17,244	2.63	17,244
Class 3 Convertible Notes	$0.213	23,233	-	23,233	$0.213	23,233	-	23,233
1995 Employee Stock Option Plan	$0.150	22	0.85	22	$0.170	184	0.46	184
1999 Employee Stock Option Plan	$0.170	268	4.03	268	$0.170	290	4.69	290
2004 Employee Stock Option Plan	$0.067	1,000	7.76	1,000	$0.067	1,000	8.77	1,000
2008 Equity Compensation Plan (1)	$0.031	11,358	8.69	11,358	$0.052	4,786	8.71	4,686
	$0.134	59,503	2.44	59,503	$0.151	53,737	2.10	53,637

(1) Includes 9,030,000 and 2,358,000 shares in 2012 and 2011 respectively that require shareholder approval of the modified Plan prior to exercise. See paragraph 5 of Note G – Share Based Compensation above.

The above table does not reflect 14,066,503 accrued warrants that were earned but not issued as of June 30, 2012.

Note H – Taiwan Branch Operations

On January 1, 2012, we opened a branch office in Taiwan to provide local sales, service, and engineering support to our customers in that region. The branch office is staffed by three (3) local engineers and is managed by our Vice President of Marketing and Sales who has moved to Taiwan for the assignment. There were approximately $9,000 of sales recorded for the branch during the six-month period ended June 30, 2012. Expenses for the six-month period ending June 30, 2012 were approximately $94,000 of which approximately $10,000 was for marketing, approximately $6,000 was for G&A, approximately $55,000 was for Engineering and approximately $23,000 was for service. The branch has no long term lease commitments.

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

The following table illustrates the changes in our warranty liability for the six-month period ended June 30, 2012 and 2011:

	Amount	Amount
	2012	2011
	(in thousands)
Balance as of January 1	$51	$87
Product warranties issued	34	-
Estimate changes for preexisting
warranties	-	(31)
Payments made	-	(1)
Balance as of June 30	$85	$55

Note J – Going Concern Matters

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, we incurred losses in the first six months of 2012 and 2011 of $1,076,000 and $1,598,000, respectively. Additionally, we incurred losses from operations in the years of 2011 and 2010 of $3.1 million and $2.4 million, respectively. The continuing losses raise substantial doubt about our ability to continue operating as a going concern.

We are currently working with a number of large customers who are using our technologies to evaluate their small flat panel display production or are evaluating our technology for the inspection of LCD displays and components. We expect that additional sales orders will be placed by these customers in the fourth quarter of 2012 and into 2013, provided that markets for these products continue to grow and the customers continue to have interest in our technology-assisted inspection systems. Ultimately, our ability to continue as a going concern will be dependent on these large companies getting their emerging display technology products into high volume production and placing sales orders with us for inspection products to support that production. However, there can be no assurance that we will be succesful in securing sales orders sufficient to continue operating as a going concern.

From November 2006 through August 16, 2012, we have used $10,417,980 of Class 2 and Class 3 Notes to fund operations. $4,953,632 are Class 3 Notes, all of which are in default as of August 16, 2012. $5,464,348 are Class 2 Notes, $1,603,542 of which are in default as of August 16, 2012. We have $445,729 of over 90 days in accounts payable as of June 30, 2012 ($585,282 as of August 31, 2012). We have been unable to sell additional notes under the Agreement since July 26, 2012. We have begun the process of seeking alternative sources of capital to fund our operating expenses and working capital needs. However, there can be no assurance that the Company will raise funding sufficient to continue operating as a going concern. Raising additional capital will likely require a restructuring of the existing debt and equity of the Company. The Company needs to finalize negotiations with the note holders to allow outside cash and find additional cash within the next 30 days or it will have no funds available for operations. The Company has retained an investment banking firm to assist with the debt restructuring and the raising of new capital and interim financing.

As of August 14, 2012, the Company was finalizing ongoing negotiations with Qualcomm who requested that the Company delay shipment of $667,500 of orders it previously made. The Company anticipates that it will be able to retain the down payment on these orders to cover the expense of work already performed, which will mitigate the financial impact of the delay. Final delivery dates for the delayed orders have not been specified. The lack of clarity regarding an ultimate delivery date, and uncertainty regarding new orders from this customer, have partly contributed to the Company’s difficulties in raising additional funding. While the Company still anticipates that additional material orders will be forthcoming from this customer, we do not know if or when such additional material orders will actually be made. We do, however, anticipate receiving smaller orders from such customer over the next several months.

For further information regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements and Note K – Subsequent Events.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Note K – Subsequent Events

On July 1, 2012, we failed to make an interest payment of $1,550,511 on outstanding Class 3 Notes because we did not have sufficient operating cash. All of the Class 3 Notes are presently in default.

On July 1, 2012, we defaulted on an additional $240,790 of Class 2 Note principal and $3,750 of interest. This brings the total of the Class 2 Notes in default to $1,507,542. The amount of interest due on the Class 2 Notes in default at July 1, 2012 was $211,856.

On August 1, 2012, we defaulted on an additional $96,000 of Class 2 Note principal and $1,073 of interest. This brings the total of the Class 2 Notes in default to $1,603,542. The amount of interest due on the Class 2 Notes in default at August 1, 2012 was $228,947.

On July 26, 2012, we sold an additional $85,000 of Class 2 Notes to a related party for use by the Company for general purposes. These Class 2 Notes mature on August 30, 2012, earn interest at 12%, and are secured by substantially all payments received by the Company for the design and sale, or service of display inspection systems except certain engineering and service contracts.

On August 9, 2012, John R. Kiely, III, released his interest in $52,072 of payments received so they could be used by the Company for general purposes.

On August 21, 2012, John R. Kiely, III, released his interest in $26,700 of payments received so they could be used by the Company for general purposes.

On August 27, 2012, John R. Kiely, III, released his interest in $27,280 of payments received so they could be used by the Company for general purposes.

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

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Net revenues increased $730,000 (465.7%) to $764,000 in the second quarter of 2012 from $34,000 in the second quarter of 2011. The increase in net revenue was primarily attributable to a increase in revenue from sales of our flat panel display inspection products which resulted from orders booked in the fourth quarter of 2011. Costs of sales increased $287,000 (177.7%) to $338,000 (44.2% of sales) in the second quarter of 2012 compared to $51,000 (150% of sales) in the second quarter of 2011. This was primarily due to a increase in material costs of $287,000 as a result of the higher sales of flat panel display inspection systems. Marketing costs increased $6,000 (8.0%) to $87,000 in the second quarter of 2012 compared to $81,000 in the second quarter of 2011. This increase was primarily attributable to branch operations in Taiwan.

General and administrative (“G&A”) costs increased $40,000 (15.2%) to $304,000 in the second quarter of 2012 compared to $264,000 in the second quarter of 2011. The increase was a result of an increase in professional fees of $33,000 and an increase in employee benefits of $2,000 and Taiwan branch expenses of $5,000.

Engineering and development expenditures increased $36,000 (20.5%) to $212,000 in the second quarter of 2012 compared to $176,000 in the second quarter of 2011. The increase was primarily a result of increases in personnel costs and related benefits.

There was minimal other income for the three months ended June 30, 2012 or for the three months ended June 30, 2011.

The three-month period ended June 30, 2011 included a gain of $72,000 classified as troubled debt restructuring due to the majority of the noteholders waiving the default interest accrued against their notes from October 1, 2010 to May 17, 2011. There was no such gain in the 2012 period.

Interest expense increased $54,000 to $333,000 for the quarter ended June 30, 2012 compared to $279,000 for the quarter ended June 30, 2011. The increase is primarily attributable to the issuance of additional Class 2 Notes and default interest being charged on defaulted Class 2 and Class 3 Notes.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net revenues increased $1,515,000 (360.7%) to $1,557,000 in the six-month period ended June 30, 2012 from $42,000 in the six-month period ended June 30, 2011. The increase in net revenue was primarily attributable to a increase in revenue from sales of our flat panel display inspection products which resulted from orders booked in the fourth quarter of 2011. We also had $53,000 in deferred revenue at December 31, 2011 which could not be recognized because final acceptance had not been received from the customer which has been recognized as revenue in the 2012 fiscal year.

Costs of sales increased $763,000 (76.0%) to $821,000 (52.7% of sales) in the six-month period ended June 30, 2012 compared to $58,000 (138% of sales) in the six-month period ended June 30, 2011. This was primarily due to a increase in material costs of $763,000 as a result of the higher sales of flat panel display inspection systems.

Marketing costs of $169,000 for the six-month period ended June 30, 2012 remained the same as the six-month period ended June 30, 2011.

G&A costs increased $77,000 (14.4%) to $610,000 in the six-month period ended June 30, 2012 compared to $533,000 in the six-month period ended June 30, 2011 The increase was a result of increases in employee benefits of $7,000, professional fees of $54,000, and Taiwan branch costs of $6,000.

Engineering and development expenditures increased $66,000 (19.4%) to $406,000 in the six-month period ended June 30, 2012 compared to $340,000 in the six-month period ended June 30, 2011. The increase was attributable to additional staff resulting in increases in personnel costs of $68,000 offset by a decrease in outside services of $2,000.

Other income for the six-month period ended June 30, 2012 was comparable to the six-month period ended June 30, 2011.

The six-month period ended June 30, 2011 included a gain of $72,000 classified as troubled debt restructuring due to the majority of the noteholders waiving the default interest earned on their notes from October 1, 2010 to May 17, 2011. There was no such gain in the 2012 period.

Interest expense increased $16,000 to $628,000 for the six-month period ended June 30, 2012 compared to $612,000 for the six-month period ended June 30, 2011. The increase is primarily attributable to the issuance of additional Class 2 Notes and the additional interest that resulted from the default on Class 2 and Class 3 Notes.

Liquidity and Capital Resources

Net cash used in operating activities was $793,000 for the six-month period ended June 30, 2012, compared to $790,000 for the first six months of 2011. Operating cash flow for both periods primarily reflected net losses of $1,076,000 for 2012 and $1,598,000 for 2011 adjusted for non-cash charges and changes in working capital. Working capital changes in the first six months of 2012 primarily reflected an increase in accounts receivable, both trade and employee, as a result of payments not received and loans made to employees, a decrease in inventory as a result of decreases in finished goods and our increased sales, and a decrease in other current assets as a result of timing of expense recognition. We realized an increase in accounts payable and other current liabilities as a result of insufficient cash to make payments. Accrued interest increased as a result of the issuance of additional debt and the default interest rate in effect on the defaulted Class 2 and Class 3 Notes. Customer deposits decreased as a result of sales orders shipped. Deferred revenue decreased as a result of shipped systems that had received final customer acceptance by the end of the period. Working capital changes in the first six months of 2011 primarily reflected an increase in accounts receivable, both trade and employee, as a result of payments not received and loans made to employees, an increase in inventory as a result of increases in finished goods, partially offset by a decrease in other current assets as a result of timing of expense recognition We realized an increase in accounts payable and other current liabilities as a result of insufficient cash to make payments. Accrued interest increased as result of the issuance of additional debt and and the default interest rate in effect on the defaulted Class 2 and Class 3 Notes. Customer deposits increased as a result of sales orders received. Deferred revenue increased as a result of shipped systems that had not received final acceptance by the end of the period.

Our investing activities for the six-month period ended June 30, 2012 included an increase in patents of $5,000 and the purchase of equipment of $10,000. Investing activities for the six-month period ended June 30, 2011 included an increase in patents of $5,000.

The Company does not have any commitments for capital expenditures as of June 30, 2012.

Financing activities for the six-month period ended June 30, 2012 included proceeds of $991,000 from the issuance of Class 2 Notes. We paid Class 2 Notes in the amount of $272,000. Our financing activities for the six-month period ended June 30, 2011 included proceeds of $764,000 from the issuance of Class 2 Notes, and proceeds of $10,000 from loans payable. We did not pay any interest on Class 3 Notes during the six-month period ended June 30, 2012 or 2011.

As of August 14, 2012, the Company was near completion of negotiations with a significant customer that requested the Company delay shipment of certain material orders. The company anticipates that the negotiations will result in the company being able to retain down payments already made for the orders to cover the expense of work already done. Final delivery dates for the delayed orders have not been specified. While the Company still anticipates that additional material orders will be forthcoming from this customer, we do not know if or when such additional material orders will actually be made. We do, however, anticipate receiving smaller orders from such customer over the next several months.

The Company is in default under the terms of the Fifth Amended and Restated Note and Warrant Purchase Agreement (the “Agreement”), because it failed to make full payment of principal and interest on certain Class 2 and Class 3 Notes on their respective maturity dates. The defaulted Class 2 and Class 3 Notes are accruing interest at their default interest rates, which is equal to their respective interest rates plus an additional 4%. The Class 2 and Class 3 Notes are secured by the Company’s intellectual property pursuant to a Collateral Assignment of Proprietary Rights and Security Agreement (the “Collateral Assignment”), and the Class 2 Notes are also secured by the Company’s accounts receivable and inventory pursuant to a Security Agreement (the “Security Agreement”). Pursuant to the Collateral Assignment and the Security Agreement, the Class 2 and Class 3 Note holders (or the collateral agent acting on their behalf) have the right to foreclose on the collateral covered by such agreements, and exercise any of several remedies provided in such agreements, including taking possession of such collateral and selling such collateral. The Company’s default under the terms of the Agreement may result in the Company’s liquidity decreasing in a material way. In order to remedy any potential decrease in liquidity, if the existing note holders do not continue to purchase new notes to provide additional funding for operations and if we are unable to obtain acceptable terms for curing or waiving the default and obtaining new financing, we may not have sufficient cash to operate. See Note K – Subsequent Events for information on note activity since June 30, 2012. For further discussion regarding our obligations, see Note C – Long Term Debt and Other Financing Arrangements, Note D – Related Party Transactions, Note J – Going Concern Matters, and Note K – Subsequent Events in the notes to condensed financial statements.

Management’s Discussion of Critical Accounting Policies

Our condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The accounting policies discussed below are considered by management to be the most important to an understanding of our financial statements, because their application places the most significant demands on management's judgment and estimates about the effect of matters that are inherently uncertain. Our assumptions and estimates were based on the facts and circumstances known at June 30, 2012; future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. These policies are also described in Note B of the Condensed Financial Statements included in this Form 10-Q.

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

Contingencies and Litigation

We make an assessment of the probability of an adverse judgment resulting from current and threatened litigation. We accrue the cost of an adverse judgment if, in management’s estimation, an adverse settlement is probable and management can reasonably estimate the ultimate cost of such litigation. We have made no such accruals as of June 30, 2012 and 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

The Company’s chief executive officer and chief financial officer have each reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report as required by Exchange Act Rules 13a-15(b) and 15d-15(b). Based on that evaluation, on June 30, 2012, the chief executive officer and chief financial officer each concluded that the Company’s current disclosure controls and procedures are effective. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting that occurred during the Company’s first six months of the fiscal year 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 24, 2012, John R. Kiely, III purchased $154,000 of Class 2 Notes maturing on June 30, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after April 24, 2012, for the design and sale of display inspection systems.

On May 4, 2012, John R. Kiely, III purchased $86,970 of Class 2 Notes maturing on June 30, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after May 4, 2012, for the design and sale of display inspection systems.

On May 22, 2012, John R. Kiely, III purchased $125,000 of Class 2 Notes maturing on June 30, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after May 22, 2012, for the design and sale of service of display inspection systems.

On June 27, 2012, John R. Kiely, III purchased $96,000 of Class 2 Notes maturing on July 31, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after June 27, 2012, for the design and sale of display inspection systems.

On July 26, 2012, John R. Kiely, III purchased $85,000 of Class 2 Notes maturing on August 31, 2012, earning interest at 12%. This note is secured by substantially all payments received by the Company after July 26, 2012, for the design and sale of display inspection systems.

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

INTEGRAL VISION, INC.

Dated: October 1, 2012	By:	/s/ Charles J. Drake
Charles J. Drake
Chairman of the Board and
Chief Executive Officer

Dated: October 1, 2012	By:	/s/ Mark R. Doede
Mark R. Doede
President, Chief Operating Officer
and Chief Financial Officer

